Form 10-K405
period 1995-12-30
VISTA 2000 INC
filed 1997-05-01
CIK 916802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    For the fiscal year ended December 30, 1995 or

              [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                    For the transition period from          to

                         Commission File Number 0-23204
                                                --------

                                VISTA 2000, INC.
                                ----------------
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                             58-1972066
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

736 Johnson Ferry Road, Building C, Marietta, Georgia                 30068
-----------------------------------------------------               ----------
    (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (770) 971-4344

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock $.01 Par Value
                           ---------------------------
                                Series A Warrants
                                -----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold was $114,811,688 as of December 30, 1995.

There were 11,626,475 shares of the Registrant's common stock and 2,300,000 Series A Warrants and 667,535 other warrants outstanding as of December 30, 1995.

                                     PART I

Item 1.  Business

         Vista 2000, Inc., the registrant, together with its subsidiaries, is referred to herein as the "Company". The Company's executive offices are located at 736 Johnson Ferry Road, Building C, Marietta, Georgia 30068, and its telephone number is (770) 971-4344.

         All statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under "Current Developments", "General Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the general strength or weakness of the consumer products industry, and the pricing policies of competitors. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by such Cautionary Statements.

Current Developments

         In 1995 the Company elected to change its fiscal year from September 30 to December 30. The Company engaged Grant Thornton LLP ("Grant Thornton") to audit its financial statements for the period ending December 30, 1995. In March, 1996, Grant Thornton advised the Company that contrary to prior projections and previously filed financial reports, the Company had incurred a substantial loss for the year-end and for prior quarters for fiscal year 1995. In March 1996, the Audit Committee of the Board of Directors (consisting of the Company's two outside (i.e. non-employee) directors) initiated an investigation of the integrity of the Company's financial reporting procedures as well as the integrity of management.

         Richard P. Smyth ("Smyth") Chairman of the Board of Directors and Chief Executive Officer, was placed on leave of absence pending the Audit Committee's review. On April 16, 1996, the Company announced Smyth's resignation as Chairman of the Board of Directors and Chief Executive Officer of the Company and the Company filed a lawsuit against Mr. Smyth, alleging, among other things, breach of fiduciary duty. This litigation is currently pending.

         As a result of the Audit Committee's investigation, the Company reported a restatement of its results for the fiscal year ending September 30, 1994. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.) The Company had previously reported a loss for the period of $329,000. The restated loss for this period is $2.1 million. Further, the Company reported a loss for the three (3) month stub period ended December 31, 1994 of approximately $1 million. The Company had reported a loss from its consolidated operations for the fiscal year ended December 30, 1995 of $12,858,000 or $2.04 per share based on approximately 6.3 million weighted average shares outstanding during the period. This loss has been restated to $14,663,000 or $2.33 per share as presented in this Form 10-K.

         Beginning in mid-April 1996, 17 class action lawsuits were filed against the Company and certain other entities and individuals relating to activities of the Company while under control of previous management and the previous Board of Directors. All of the lawsuits were eventually consolidated. The lawsuits were filed in the United States District Court for the Northern District of Georgia, and on March 14, 1997, the litigation was settled by a Final Judgment and Order of Dismissal by the Court. Further, the Company is being investigated by the Securities and Exchange Commission ("SEC"). (See Item 3 - Legal Proceedings.)

         On April 26, 1996, the Company received a letter from the NASDAQ Stock Market, Inc. ("NASDAQ") notifying the Company that its securities were scheduled to be delisted from NASDAQ effective May 10, 1996. The Company requested a formal hearing on the matter which was held on May 22, 1996. On May 30, 1996, the Company was advised by NASDAQ that the Company's securities were delisted effective May 31, 1996. The Company will not be eligible to trade its securities on either the Electronic Bulletin Board Market or the "pink sheets" market until
(1) an application is made on behalf of the Company by a NASD member firm as a market maker for the Company's securities and (ii) the application is accepted by NASDAQ. The Company has not been and continues not to be in a position to file its required periodic reports on a timely basis (Forms 10-K and 10-Q) and consequently, has not filed an application for listing. No assurance can be given as to if and when the Company will be in a position to file its required periodic reports on a timely basis and submit the aforementioned application to NASDAQ or, if the Company does file such an application, whether NASDAQ will accept it. (See Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters.)

         On June 7, 1996, the Company announced an agreement with Ginarra Holdings, Inc. ("Ginarra") to add six (6) additional outside directors to the Board of Directors which, at that time, consisted of three (3) members. Pursuant to the terms of the agreement, the directors amended the Company's bylaws to increase the size of the Board of Directors from five (5) to nine (9) and voted to add six (6) Ginarra nominees as directors of the Company. The nominees assumed office immediately following the issuance of a Form 8-K filed with the SEC on June 6, 1996 in lieu of a Form 10-K (the "June 1996 Form 8-K"). Since that time, the three original directors and one of the newly-elected directors have resigned, currently leaving the Board with five (5) members. (See Item 10 - Directors and Executive Officers of the Registrant.)

         As previously disclosed in the June 1996 Form 8-K, Grant Thornton had disclaimed an opinion on the Company's consolidated financial statements because evidence supporting the results of operations of the Company's subsidiaries, Family Safety Products, Inc. ("FSPI"), Promotional Marketing, Inc. ("PMI") and Intelock Technologies, Inc. ("Intelock") was not available. However, Grant Thornton advised that it could express, and the Company did receive, an unqualified opinion on the financial statements of the Company's subsidiary, American Consumer Products, Inc. ("ACPI"), presented on an historical basis for twelve (12) months ended December 30, 1995. ACPI accounted for approximately 90% of the consolidated revenues of the Company for fiscal 1995.

Without an opinion to the Company's consolidated financial statements, the Company was not able to comply with the applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding reports nor The NASDAQ Stock Market, Inc. ("NASDAQ") regarding the listing of the Company's securities. This resulted in, among other things, the delisting of the Company's securities from the NASDAQ National Market described above.

         Following the issuance of the June 1996 Form 8-K, Grant Thornton was able to perform additional audit procedures with respect to the fiscal year ended December 30, 1995. As a result of performing these procedures, Grant Thornton identified certain corrections that have been made to the financial statements for the year-ended December 30, 1995. As a result of these corrections, on March 12, 1997, Grant Thornton re-issued its Accountants' Report on the Company's 1995 consolidated financial statements. This re-issued Report of Independent Certified Public Accounts, which now contains an unqualified opinion of Grant Thornton, is included with this Form 10-K.

General

         The Company, successor by merger to Firearm Safety Products, Inc. ("Firearm"), was organized to design, develop, manufacture and market consumer products. Firearm was organized on December 19, 1991 as Triggerguard, Inc., a Georgia corporation. Effective August 10, 1992, Triggerguard's name was changed to Firearm Safety Products, Inc. Pursuant to a Plan and Agreement of Merger entered into October 20, 1993, Firearm was merged into the Company, a newly formed Delaware corporation. In conjunction with the plan of merger, FSPI, a Georgia corporation, was formed as a wholly-owned subsidiary of the Company, and the assets and operations of Firearm were transferred to FSPI. FSPI manufactures and markets a broad range of personal safety and home security devices, alarms and security systems. On October 24, 1994, the Company completed an initial public offering of its common stock and warrants.

Acquisitions and Dispositions

         Effective May, 1995, the Company acquired all of the outstanding stock of PMI for a total of $610,000 exclusive of acquisition costs. PMI provides direct marketing services to a variety of customers. The acquisition has been accounted for as a purchase using the equity method of accounting. Effective November 30, 1995, PMI sold substantially all of its assets to a company owned by the former principals of PMI. The only assets and liabilities retained by PMI were some automated telephone dialing equipment and an associated capital lease on the equipment.

         Effective June 30, 1995, the Company acquired all of the outstanding shares of Intelock, a California manufacturer of digital lock mechanisms with distribution through major homecenter and hardware retailers nationwide. The Company exchanged 69,200 shares of its Common Stock, 138,400 warrants and $5,000 cash for the common stock of Intelock and exchanged an additional 150,000 shares of the Company's Common Stock for molds integral to the manufacturing process which were held by a company affiliated to the previous owner. Intelock's results from operations subsequent to June 30, 1995 are included in the Company's consolidated financial statements.

         Effective July 31, 1995, the Company acquired all of the stock of Alabaster Industries, Inc. ("Alabaster"). Alabaster is an Alabama company specializing in the manufacture of injection molded plastics products for the housewares industry with a distribution network of national retailers. The Company's total purchase consideration was 400,000 shares of the Company's Common Stock. The sum of $4.8 million was paid in cash to satisfy certain debt instruments of Alabaster held by a regional bank. The Company issued and sold shares of Class D Convertible Preferred Stock pursuant to an exemption from registration pursuant to Regulation "S" of the Securities Act of 1933 (the "Act") to fund the cash portions of the acquisition. Liabilities of Alabaster assumed by the Company were $4,116,000. Alabaster's results from operations subsequent to July 31, 1995 are included in the Company's consolidated financial statements.

         Effective September 30, 1995, the Company acquired approximately 96% of the outstanding common stock of ACPI through a cash tender offer. On that date, employment agreements were executed with principals who controlled 51% of ACPI's outstanding shares, and agreements to purchase certain real estate occupied by ACPI were obtained. The Company's total purchase consideration was $14.2 million in cash. The Company entered into an agreement with related parties of ACPI to acquire facilities occupied by ACPI and its operating subsidiary, Boss Manufacturing, Inc. ("Boss Manufacturing"), for approximately $7.0 million, consisting of a cash payment of approximately $2.7 million and assumptions of liabilities of approximately $4.3 million to be made on or before June 28, 1996. ACPI manufactures and distributes consumer hardware products, including key blanks, key related accessories, knives, letters, numbers and signs, driveway markers, snow shovels and pet products, as well as gloves and other items through its Boss Manufacturing subsidiary, which are sold by ACPI's national field sales force to hardware, mass merchandise, and Do-It-Yourself retailers across the United States. The Company issued and sold shares of Class C and D Convertible Preferred Stock pursuant to an exemption from registration pursuant to Regulation "S" of the Act to fund the cash portion of the purchase price for the stock of ACPI. ACPI's results from operations subsequent to September 30, 1995 are included in the Company's consolidated financial statements.

Marketing

         The Company markets its product lines directly through its own sales force to major retail stores and through distributors and manufacturer representatives. Products are primarily purchased from the Company by businesses located in the United States, including mass merchandising stores, supermarkets, hardware stores, drug and variety stores, and other retail outlets and by wholesalers who resell to such retailers. The Company's products are also marketed outside the United States in Canada.

Product Development

         The Company maintains its own engineering and development department to conduct research activities relating to the improvement of existing products and the development of new products.

         During fiscal 1995, through FSPI the Company developed and introduced its line of SafetySiren gas detectors. These products, which include the SafetySiren Carbon Monoxide Detector, the SafetySiren Propane and Methane Detector, the SafetySiren Carbon Monoxide, Methane, and Propane Detector, and the SafetySiren Radon Gas Detector, are marketed through the Company's Family Safety Products, Inc. subsidiary. The Carbon Monoxide, Propane, and Methane Gas Detectors generate an audible alarm when hazardous levels of these gases are detected, indicating the need to take immediate action. Alternatively, radon gas represents a long term exposure problem. The Radon Gas Detector is designed to measure and display the long term exposure to Radon Gas in the home. The Company obtained an exclusive license to the technology (which is patented) used to manufacture the Radon Gas Detector. All of the SafetySiren gas detectors have been listed to the appropriate Underwriter's Laboratories ("UL") standards.

         To further enhance and differentiate the SafetySiren product line, the SafetySiren Plus development was begun in 1995. The Plus series incorporates a radio frequency transmitter into each of the SafetySiren gas detectors. When an alarm condition is detected, the transmitter sends a signal to a remote alarm unit. This product allows multiple gas sensors throughout the home to be monitored from a remote location (such as a master bedroom). These products have been prototyped and submitted for FCC approval. They will be submitted for UL approval in 1996 and introduced to the market as soon as these regulatory approvals are completed.

         After the acquisition of ACPI effective September 30, 1995, the Company's R&D department began working with ACPI's technical, marketing, and manufacturing personnel on the development of a computerized key duplication machine. The machine is designed to minimize operator training and common mistakes that lead to mis-cut keys. The machine uses a digital CCD camera to scan the original key to determine the appropriate blank to use and also digitizes the combination cut into the key. The machine instructs the operator to select the appropriate key blank and insert it into the machine. The machine then aligns, grips, and cuts the key automatically. This machine is intended to be deployed in stores where a high volume of keys are sold and minimizing operator training is an issue. Several technical issues remained to be resolved at year end 1995 and development is expected to continue in 1996 and into 1997.

Raw Material

         The Company expects to have multiple sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

Patents

         The Company holds a number of patents on various inventions, but the overall business is not dependent upon any single patent or group of patents.

Competition

         The Company competes with a number of well-established domestic and foreign manufacturers that serve the markets for its products. Many of the Company's products also compete against a number of substitute products. Although the available information does not permit the Company to form a reliable opinion as to its precise competitive position within these markets, the Company believes it has a significant share in many of the markets for some of its products.

Regulation

         The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health, and consumer products safety. The Company has not experienced significant difficulty in complying with such regulations and compliance has not had a material adverse effect on the Company's business. All of the Company's electric-powered products are listed by Underwriters Laboratories, Inc., which is an independent, not-for-profit corporation engaged in the testing of products for compliance with certain public safety standards.

Employees

         The Company has approximately 1,375 full-time associates including 190 salaried personnel. Hourly associates are represented by a labor organization under a collective bargaining agreement at the Company's ACPI, Boss Manufacturing, and Alabaster facilities.

Executive Officers of the Registrant

         The following is a list of the names and ages of all the executive officers of the registrant and principal subsidiaries as of December 30, 1995 indicating all positions and offices with the registrant held by each such person, and each such persons' principal occupations or employment during the past five years.


                                           THE REGISTRANT
-------------------------------------------------------------------------------------------------------------------
        Name                       Age                            Positions and Offices Held and
                                                      Principal Occupations or Employment during past 5 years
-------------------------------------------------------------------------------------------------------------------
Richard P. Smyth                    39        Chairman of the Board and Chief Executive Officer (1)
-------------------------------------------------------------------------------------------------------------------
Arnold E. Johns                     53        President since February, 1995.(2)  Prior to employment with the
                                              Company, Mr. Johns served as Senior Managing Director, Buckhead
                                              Financial Corporation from 6/93 to 2/95.  From 1992 through 1993,
                                              Mr. Johns was employed as Executive Vice President, Argent
                                              Securities, Inc., a broker/dealer.  From 1991 through 1992, Mr. Johns was President of RTS, Inc.
-------------------------------------------------------------------------------------------------------------------


                                          SUBSIDIARIES
--------------------------------------------------------------------------------
Stephan Cole               49        Chief Executive Officer, ACPI Subsidiary
--------------------------------------------------------------------------------
Richard Bern               49        President, ACPI Subsidiary
--------------------------------------------------------------------------------
Daniel Norris              39        President, Alabaster Subsidiary
--------------------------------------------------------------------------------

----------------------

(1) Mr. Smyth resigned as Chairman of the Board and Chief Executive Officer effective April 16, 1996 and has no further position with the Company. On June 6, 1996, the duties of Chairman of the Board and Chief Executive Officer were assumed by G. Louis Graziadio, III, who, as of the date of this Report, is the only executive officer of the Company. Mr. Graziadio is the Chairman and Chief Executive Officer of Ginarra.

(2) Mr. Johns resigned as President effective June 7, 1996 and has no further position with the Company.

Item 2.  Properties

         The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 30, 1995. The executive offices are located in Marietta, Georgia, which is a leased facility occupying approximately 29,164 square feet. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business.

      Location             City                General Character             Square          Annual           Lease
                                                                              Feet            Rent          Expiration
-----------------------------------------------------------------------------------------------------------------------
Alabama              Alabaster          Manufacturing and                 162,300             n/a            owned
                                        Administrative Office
-----------------------------------------------------------------------------------------------------------------------
Alabama              Greenville         Manufacturing                      86,000             n/a            owned
-----------------------------------------------------------------------------------------------------------------------
Arizona              Phoenix            Administrative Office                 n/a             n/a            owned
-----------------------------------------------------------------------------------------------------------------------
Arizona              Phoenix            Manufacturing                      68,600       $ 179,172         05/14/98
-----------------------------------------------------------------------------------------------------------------------
Br. Columbia,        Vancouver          Manufacturing                       6,000       $  14,400          unknown
Canada
-----------------------------------------------------------------------------------------------------------------------
Florida              Hollywood          Manufacturing                      15,000       $  90,000         12/31/98
-----------------------------------------------------------------------------------------------------------------------
Georgia              Alpharetta         Retail Store                          339       $  25,000         07/31/98
-----------------------------------------------------------------------------------------------------------------------
Georgia              Marietta           Administrative Office              29,164       $  21,780         02/28/01
-----------------------------------------------------------------------------------------------------------------------
Illinois             Kewanee            Administrative Office              15,700             n/a            owned
-----------------------------------------------------------------------------------------------------------------------
Illinois             Springfield        Manufacturing                      80,000       $ 159,500         06/30/99
-----------------------------------------------------------------------------------------------------------------------
Mexico               Juarez             Manufacturing                      35,400             n/a            owned
-----------------------------------------------------------------------------------------------------------------------
Minnesota            Burnsville         Manufacturing                       9,070       $  38,448         09/30/98
-----------------------------------------------------------------------------------------------------------------------

      Location             City                General Character             Square        Annual           Lease
                                                                              Feet          Rent          Expiration
-----------------------------------------------------------------------------------------------------------------------
Ohio                 Solon              Manufacturing                     202,000       $ 575,000          02/28/98
-----------------------------------------------------------------------------------------------------------------------
Ontario, Canada      Concord            Manufacturing                      18,400       $  62,560    month-to-month
-----------------------------------------------------------------------------------------------------------------------
Texas                El Paso            Manufacturing                       1,770       $  11,664          02/28/96
-----------------------------------------------------------------------------------------------------------------------

Item 3.   Legal Proceedings.

         The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of commercial disputes.

         Subsequent to December 30, 1995, the Company, together with certain officers, directors and third parties, was named as a defendant in seventeen
(17) class action lawsuits filed by persons and entities who purchased the common stock and warrants of the Company during the period of November 11, 1994 through and including April 15, 1996, in the United States District Court for the Northern District of Georgia. On July 9, 1996, the District Court ordered that the Complaints be consolidated for all purposes. On July 23, 1996, plaintiffs filed a consolidated class action complaint ("Complaint") alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and an additional claim under Georgia common law for alleged negligent misrepresentations. The Complaint named as defendants the
Company: Richard P. Smyth ("Smyth"), the former Chairman of the Board and Chief Executive Officer of the Company; Arnold E. Johns ("Johns"), formerly President and a director of the Company; Roemmich & Seymour, PC ("R&S"), the Company's former outside auditor; and the principals of R&S, Roger Roemmich ("Roemmich") and J. Allen Seymour ("Seymour").

         The Complaint alleged that throughout the period from November 11, 1994 through April 15, 1996, the Company issued materially false and misleading financial statements that caused the market price of the Company's securities to trade at artificially inflated prices.

         On August 29, 1996, the District Court certified plaintiffs as representatives of a class of all persons who purchased the Company's common stock and/or warrants during the period from October 24, 1994 through June 8, 1996 (the "Class") except the defendants, all present and former officers, directors and employees of the Company, all underwriters of the Company's initial public offering, members of the immediate families of each of the foregoing and any person, firm, trust, corporation, officer, director or other individual or entity in which any of the defendants has a controlling interest or which is related to or affiliated with any of the defendants, and the legal representatives, heirs, successors-in-interest or assigns of the Class as well as all individuals or entities who acquired Vista common stock and/or warrants through Vista's employee profit sharing, retirement, benefit or incentive program.

         On March 14, 1997, a settlement was confirmed by the entry of a Final Judgment and Order of Dismissal with Prejudice. The settlement provides, among other things, that the Company will issue shares of its common stock (and provide certain anti-dilution protection) to the plaintiffs and the Class in order to convey ownership of 40% of the Company's common stock (which shares have not yet been issued). The Company's insurance carrier also contributed $300,000 to the settlement. The settlement is in satisfaction of all claims of the Class.

         The SEC notified the Company in April 1996 that it had commenced an informal investigation of the Company. The status of the investigation was changed to a formal private investigation in January, 1997. The Company has responded to the SEC's request for information and will continue to cooperate with the SEC in this matter. Independently, the Company through its Audit Committee has conducted an internal investigation of the facts and circumstances surrounding the investigation. (See Item 1 - "Business - Current Developments".)

Item 4.   Submission of Matters to a Vote of Security Holders.

         On December 18, 1995, a special meeting of stockholders of the Company was held with a quorum present at the Cleveland Marriott East Hotel located at 3663 Park East Drive, Beachwood, Ohio 44122. A proxy statement was filed by the Company soliciting proxies for proposals described below with the number of votes cast for, against, withheld and broker non-votes:


                                                                                                              Broker
                      Matter Voted Upon                           Votes          Votes         Absten-         Non-
                                                                   For          Against         tions         Votes
-----------------------------------------------------------------------------------------------------------------------
Adoption of Company's Employee Stock Purchase Plan              4,574,662       180,415        58,855       2,930,570
-----------------------------------------------------------------------------------------------------------------------
Amendment to the Company's 1993 Non-Employee                    4,238,001       462,426        81,909       2,962,166
Directors' Stock Option Plan
-----------------------------------------------------------------------------------------------------------------------
Amendment to the Company's 1993 Incentive Stock Option          4,097,957       638,616        77,459       2,930,470
Plan
-----------------------------------------------------------------------------------------------------------------------
Amendment to the Company's Certificate of Incorporation to      7,203,306       474,370        66,276             550
Increase the Authorized Capital Stock
-----------------------------------------------------------------------------------------------------------------------

         A copy of the Notice of Special Meeting of Stockholders, together with Proxy Statement for Special Meeting of Stockholders, is filed as an Exhibit pursuant to Item 14 of this report.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock (symbol: VISTE) was traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") until May 31, 1996, when the Company's stock was delisted. (See Item I - "Business-Current Developments") The following table sets forth the range of high and low bid prices for the Company's Common Stock as quoted by NASDAQ. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


                                     Fiscal Year Ended                  October 25, 1994 thru
                                   December 30, 1995(1)                   December 31, 1994
         Quarters:
                                   High Bid     Low Bid               High Bid     Low Bid
----------------------------------------------------------------------------------------------
     First                          2-5/8        1-1/2                        N/A
     Second                         6-9/32      1-15/16                       N/A
     Third                          7-3/8        5-3/16                       N/A
     Fourth                        10-1/2        4-5/8                3-15/16       2-1/2

--------------------------------------------


(1) On December 30, 1995 there were in excess of 1000 record holders of the Company's common stock. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.

Item 6.  Selected Financial Data.

         The selected consolidated financial data of the Company shown below for the three year and three month period ended December 30, 1995 are derived from the consolidated financial statements of the Company. The information set forth below is qualified in its entirety by the more detailed financial statements and notes thereto included elsewhere herein together with the reports issued by the independent certified public accounts. The following table should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                                          Year            3 Months              Year                 Year
                                                         ended              ended               ended               ended
                                                        12/30/95          12/31/94             9/30/94             9/30/93
                                                     --------------    ---------------     ---------------     --------------
Consolidated Balance Sheet Data (as of period end)           (Amounts in thousands, except shares and per share data)
Working capital (deficit)                            $    30,393         $      (212)        $    (3,235)        $      (566)
Total assets                                              65,311               1,597               1,430               1,583
Long-term debt, including current                         23,636                 695               1,036                 761
Stockholders' equity (deficit)                            21,125                  (9)             (3,178)               (817)

Consolidated Statement of Operations Data
Net sales                                            $    32,422         $         1         $       137         $       745
Cost of sales                                             28,244                  26                 314                 593
                                                     -----------         -----------         -----------         -----------
   Gross profit (loss)                                     4,178                 (25)               (177)                152
Operating expenses                                        17,318                 858               1,721               2,448
Loss from disposed business                                1,147
                                                     -----------         -----------         -----------         -----------
   Operating loss                                        (14,287)               (883)             (1,898)             (2,296)
Interest expense                                            (649)               (143)               (266)               (231)
Other income (expense)                                       273                   4                  45
   Net loss                                          $   (14,663)        $    (1,022)        $    (2,119)        $    (2,527)
                                                     ===========         ===========         ===========         ===========
Loss per share                                       $     (2.33)        $     (0.36)        $     (0.99)        $     (1.28)
                                                     ===========         ===========         ===========         ===========
Weighted average shares outstanding                    6,294,361           2,813,293           2,131,226           1,970,706

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company reported net loss of $14.7 million or $2.33 loss per share for the year ended December 1995 compared to net loss of $1.0 million or $.36 loss per share for the three month period ended December 31, 1994 and net loss of $2.1 million or $.99 loss per share for the year ended September 30, 1994.

         The 1995 loss is primarily attributable to acquisition and reorganization related costs, inventory liquidations below normal selling prices, production start-up costs and related material and manufacturing costs and high general overhead costs. The Company's substantial growth as discussed below resulted from two significant acquisitions during 1995. The loss for the three month period ended December 31, 1994 is primarily due to low levels of business operations. The loss for the year ended September 30, 1994 is primarily due to low levels of business operations during the time when Vista was actively pursuing an initial public offering.

RESTATEMENT OF FINANCIAL STATEMENTS OF PRIOR PERIODS

Financial Statements for the Year ended September 30, 1994

         The audited financial statements previously issued for the year ended September 30, 1994 have been restated to reflect two prior period accounting adjustments. First, previously recognized revenue from the sale of an exclusive license agreement for one of the Company's products, consideration for which was substantially in the form of a $1,155,000 note receivable, has been reversed as a result of a 1996 investigation initiated by the Audit Committee of the Board of Directors. Second, $635,000 of previously reported sales have been reversed also as a result of the Audit Committee investigation referred to above. The effects of these two prior period adjustments on operations results in a reduction of revenue, an increase in net loss and an increase in accumulated deficit all in the amount of $1,790,000.

Quarterly Reports filed on Forms 10-Q

         The unaudited interim financial statements filed on Forms 10-Q for the quarters ended December 31, 1994, March 31, 1995, June 30, 1995 and September 30, 1995 are in the process of being amended. These amendments will be necessary to properly reflect certain year-end 1995 adjustments and corrections of accounting errors determined as a result of the audit of the December 30, 1995 financial statements and the prior period accounting adjustments referred to above related to the September 30, 1994 financial statements. The individual quarterly effects of the adjustments has not yet been determined but the nature of the adjustments is as follows:

   - The effective date of the acquisition of PMI by Vista was not October 31, 1994 as previously reported but instead, May 1, 1995, immediately prior to the closing date of the acquisition in May of 1995.

   - The effective date of the acquisition of Alabaster by Vista was not May 1, 1995 as previously reported but instead, the closing date of the acquisition was on July 31, 1995.

   - The effective date of the acquisition of ACPI by Vista was not August 31, 1995 as previously reported but instead, September 30, 1995, subsequent to the initiation of the tender offer through which Vista achieved majority ownership and control of ACPI.

   - Inventory costing adjustments necessary to properly state year-end FSPI inventories, in large part, related to the previously reported quarterly results. During prior quarters cost of goods sold for FSPI was artificially computed to be approximately 52% of net sales. Upon examination of the actual costs of products sold by FSPI it was determined that costs as a percentage of net sales was much higher than the 52% factor used in computing the quarterly gross profit amounts.

   - Accruals for various stock-based compensation costs were not recorded in the quarterly results.

ACQUISITIONS

         During 1995 the Company completed the acquisitions of four businesses, ACPI, Alabaster, Intelock and PMI. All acquisitions except PMI have been accounted for as purchase combinations and accordingly, only the results of operations of each subsidiary subsequent to the respective acquisition date have been included in the Consolidated Statements of Income (Loss).

         PMI has been accounted for as a purchase using the equity method and accordingly, only the net results of operations are included in the consolidated statements. PMI was acquired and disposed of during 1995.

         ACPI, based in Cleveland, Ohio, through itself and its subsidiaries, primarily Boss Manufacturing, manufactures and distributes a variety of consumer hardware related products including key blanks, key accessories, letters, numbers, signs, gloves, boots, rainwear, knives, builders hardware, pet products, balloons and a number of other related items. ACPI's customers are primarily hardware, mass merchandise, food and do-it-yourself ("DIY") retailers. In addition Boss Manufacturing sells products to the industrial market.

         Alabaster, based in Alabaster, Alabama manufactures and distributes injection molded plastic products for the housewares industry. Alabaster's customers are primarily mass merchandise retailers.

         Intelock, formerly based in California but moved to Alabaster, Alabama in the first quarter of fiscal year 1996 manufactures digital locking devices primarily for residential application. Intelock's customers are primarily major home center and hardware retailers. During the quarter ended September 28, 1996, all operations of Intelock were closed and substantially all of the equipment retained is not in service.

         PMI, based in Marietta, Georgia, provides direct marketing services to a variety of customers. Subsequent to the acquisition of PMI by Vista substantially all of the operating assets and liabilities of PMI were sold to a company owned by the former principals of PMI. PMI retained certain automated telephone dialing and switching equipment and attendant workstations and the related capital lease liability covering such equipment. Currently, all operations of PMI have closed and substantially all of the equipment retained is not in service.

         These acquisitions were accomplished through the issuance of Vista equity securities and cash to the sellers of the acquired businesses. The cash proceeds were obtained through a number of securities offerings (see complete discussion of capital activities later under this item).

RESULTS OF OPERATIONS

Consolidated

         Operating results for year-ended December 30, 1995 are compared to year-ended September 30, 1994, since results of operations for the three months ended December 31, 1994 are not material.

         Net sales were $32.4 million for the year ended December 30, 1995 compared to $137,000 for the year ended September 30, 1994. The increase is primarily a result of the acquisitions of ACPI and Alabaster during 1995.

         Gross profit (loss) was $4.2 million for the year ended December 30, 1995 compared to $(177,000) for the year ended September 30, 1994. The increase is primarily a result of the acquisitions of ACPI and Alabaster during 1995. Gross profit was 12.9% of net sales for the year ended December 30,. 1995 compared to -129.2% of net sales for the year ended September 30, 1994. Gross profit in 1995 was negatively affected as a result of inventory liquidations below normal selling prices at Alabaster, production start-up costs and related material and manufacturing costs at FSPI, obsolescence reserves at Intelock and high general overhead costs.

         Operating expenses were $17.3 million for the year ended December 30, 1995 compared to $1.7 million for the year ended September 30, 1994. The increase is primarily a result of the acquisitions of ACPI, Alabaster and Intelock as well as due to increased volumes at Family Safety Products, Inc. ("FSPI") and growth of parent company operations at Vista. Operating expenses were 53.4% of net sales for the year ended December 30, 1995 compared to 1,256% of net sales for the year ended September 30, 1994. Operating expenses were negatively affected by non-recurring acquisition and reorganization related operating costs, certain fees and costs associated with mergers and acquisitions activity and related capital requirements, growth in parent company administrative costs at Vista and numerous other less significant items.

         Net loss for December 30, 1995 was $14.7 million compared to $2.1 million for the year ended September 30, 1994.

Separate Company Analysis

         Following is an analysis of results of operations on a separate company basis using financial data included in the consolidated financial statements.

Vista and FSPI (combined)

         Sales were $2.0 million for the year ended December 30, 1995, $1,000 for the three month period ended December 31, 1994 and $137,000 for the year ended September 30, 1994. The increase in sales in 1995 compared to the prior periods is due to introduction of FSPI home safety and security products during 1995. These include home gas detection devices, home security devices and other related products.

         Gross profit (loss) was $(3.15) million or (157.5%) for the year ended December 30, 1995, $(25,000) for the three month period ended December 31,1994 and $(177,000) for the year ended September 30, 1994. The 1995 loss is due to a number of factors, the most significant of which are:

   - Start-up costs associated with commencement of production operations for gas detection products.
   - Excessive production costs related to gas detection products primarily caused by product rework, excessive direct labor costs, high indirect labor and engineering costs and high manufacturing overhead costs.
   - Waste associated with excessive purchases of import distribution goods.
   - Shrinkage caused by loss of control over costs and quantities of physical inventories, primarily manufactured goods.

         The losses for the three months ended December 31, 1994 and the year ended September 30, 1994 are primarily due to the early stage of the Company, low volume and high overhead costs.

         Operating expenses were $9.7 million for the year ended December 30, 1995 compared to $858,000 for the three months ended December 31, 1994 and $1.7 million for the year ended September 30, 1994. The increase in operating expenses during 1995 is due to higher sales volumes, increased marketing and promotional costs, increased research and development costs, costs associated with start-up of full production operations for gas detection devices at FSPI, growth of parent company operations including executive and management staff at the parent company, equity based compensation awards at the parent company, and other less individually significant items. Operating expenses were 485% of net sales for the year ended December 30, 1995 compared to 1,257% of net sales for the year ended September 30, 1994.

         Net loss was $13.7 million, $1.0 million and $2.1 million for the year ended December 30, 1995, the three months ended December 31, 1994 and the year ended September 30, 1994, respectively.

Intelock

         Sales were $480,000 for the period from June 30, 1995 (acquisition date) to December 30, 1995. Sales volumes were lower than anticipated due to product quality and reliability problems resulting in significant returns and customer credits.

         Gross profit (loss) was ($6,000) or (1.2%) for the period from June 30, 1995 (acquisition date) to December 30, 1995. The loss is primarily due to low volume levels, product returns, excessive customer credits and allowances related to product quality issues and inventory obsolescence reserves.

         Operating expenses were $537,000 for the period from June 30, 1995 (acquisition date) to December 30, 1995. Operating expenses were 112% of net sales.

         Net loss was $543,000 for the period from June 30, 1995 (acquisition date) to December 30, 1995.

Alabaster

         Sales were $3.9 million for the period from July 31, 1995 (acquisitions date) to December 30, 1995. Sales levels were lower than anticipated due to reorganization of the sales structure and marketing focus of the company

         Gross profit was $142,000 or 3.6% for the period from July 31, 1995 (acquisitions date) to December 30, 1995. Gross profit was negatively impacted by liquidations of excess and slow moving inventory which were not in accordance with management's sales and distribution strategies. Additionally, inventory costs were high due to low manufacturing capacity utilization during the period. 1995 gross profit also decreased due to valuation reserves necessary to absorb losses sustained from additional liquidations of 1995 year-end inventories during the first quarter of 1996.

         Operating expenses were $1.2 million for the period from July 31, 1995 (acquisition date) to December 30, 1995. Operating expenses were 30.8% of net sales for the period from July 31, 1995 (acquisition date) to December 30, 1995.

         Net loss was $1.1 million for the period from July 31, 1995 (acquisition date) to December 30, 1995.

ACPI

         Sales were $26.0 million for the period from September 30, 1995 (acquisitions date) to December 30, 1995. Sales for the year ended December 30, 1995 (including amounts which are not included in the Company's consolidated financial statements) were $105 million compared to $107 million for the year ended December 31, 1994. The slight decline in sales was primarily attributable to the sale of its Sharon Fasteners division.

         Gross profit was $7.2 million or 27.6% for the period from September 30, 1995 (acquisitions date) to December 30, 1995. Gross profit for the year ended December 30, 1995 (including amounts which are not included in the consolidated financial statements of Vista 2000, Inc.) was $26.9 million or 25.6% compared to $27.2 million or 25.4% for the year ended December 31, 1994. The increase in margin for the period subsequent to the acquisition of ACPI compared to 1995 and 1994 year-to-date amounts is primarily attributable to the negative effects of LIFO inventory valuation on the 1995 and 1994 year-to-date periods.

         Operating expenses were $6.0 million for the period from September 30, 1995 (acquisition date) to December 30, 1995, Operating expenses for the year ended December 30, 1995 (including amounts which are not included in the Company's consolidated financial statements) were $25.0 million compared to $23.6 million for the year ended December 31, 1994. Operating expenses were 23.1% of net sales for the period from September 30, 1995 (acquisition date) to December 30, 1995 and 23.8% and 22.1% of net sales for the years ended December 30, 1995 and December 31, 1994, respectively. Operating expenses for the period from September 30, 1995 (acquisition date) to December 30, 1995 were favorably affected by certain purchase accounting adjustments, primarily those related to valuation of long-term assets, which result in a significant decrease in annual depreciation expense on existing assets.

         Pre-tax net income was $620,000 for the period from September 30, 1995 (acquisition date) to December 30, 1995. Pre-tax income (loss)for the years ended December 30, 1995 (including amounts which are not included in the Company's consolidated financial statements) and December 31, 1994 was $(774,000) and $767,000, respectively.

FINANCIAL CONDITION

Consolidated

         Consolidated working capital at December 30, 1995 was $30.4 million exclusive of the $22.6 million ACPI revolver debt which matures in April 1997. Negotiations are continuing with prospective lenders and replacement of the existing credit facility is expected in April 1997, although no assurance can be given that this will be the case.

         During 1995 Vista raised approximately $31.1 million, net of issuance costs, through convertible preferred stock offerings and common stock offerings issued pursuant to the exemption from registration of Regulation S under the Act. The net proceeds of these offerings were used to effect business combinations, pay down long-term debt and fund operating losses and working capital requirements.

Separate Company Analysis

ACPI

         $31.0 million of the Company's consolidated working capital is from ACPI. As of December 30, 1995 ACPI had $5.0 million available under its $29.9 million revolving line of credit ($6.44 million at April 30, 1996). Borrowings under the line of credit are based on a formula which includes eligible accounts receivable and inventories. The line of credit bears interest at the base rate plus 3/8% (8.875% at December 30, 1995) and is collateralized by accounts receivable, inventories and equipment and is guaranteed by each of ACPI's subsidiaries. The ACPI revolving credit facility does not provide for intercompany advances to non-ACPI Company affiliates other than for payment of dividends and trading transactions occurring through the normal course of business.

Alabaster

         Working capital at Alabaster at December 30, 1995 was a deficit of $1.2 million. Since acquisition Alabaster has generated negative cash flows which has necessitated periodic working capital advances from Vista totaling $784,000 at December 30, 1995. Through March 31, 1996

Alabaster required $1.1 million of additional working capital from the parent company. Alabaster will continue to require working capital advances from the parent company until a working capital facility can be arranged. (See "Significant Subsequent Events - Effects on Liquidity")

Parent Company, FSPI and Intelock ("Vista Group")

         Working capital at the Vista Group at December 30, 1995 was $0.6 million. Intelock's operations have been scaled back substantially such that current cash requirements are virtually nil. FSPI's operations have been reduced to a level commensurate with revised sales forecasts recently estimated by management. Based on management forecasts cash flows will be negative through approximately September 1996 due to seasonal inventory building prior to the Fall and Winter selling seasons for gas detection products. Subsequent to September 1996 cash flows are projected to be positive with net cash flows for the year of approximately $1 million. Vista parent company operations currently absorb approximately $150,000 per month which should remain stable for the remainder of 1996.

         Consolidated operating cash flows of the Company (exclusive of ACPI) are projected to be negative through the third quarter of 1996 primarily due to seasonal inventory building at FSPI. Subsequent to the third quarter consolidated operating cash flows are projected to be positive such that by year-end 1996 the consolidated cash position (exclusive of ACPI) is anticipated to be approximately $2 million. Management is exploring various available financing alternatives to fund the seasonal cash flow requirements including sale-leaseback transactions related to production machinery and real estate and other alternatives.

SIGNIFICANT SUBSEQUENT EVENTS

1996 Securities Offerings

         During the first quarter of 1996 Vista raised approximately $21,800,000 (gross proceeds) through two separate stock offerings issued pursuant to the exemption from registration of Regulation S under the Act. The net proceeds of these offerings were used for investment in inventories and production equipment at FSPI, investment in production equipment at Alabaster, payment of the cash portion of the purchase price of the real estate from affiliates of ACPI, and funding of the general working capital needs and operating losses of the Company and its subsidiaries.

Litigation

         Subsequent to December 30, 1995, the Company, together with certain former officers, directors and third parties, was named as a defendant in seventeen (17) class action lawsuits filed by persons and entities who purchased the common stock and warrants of the Company during the period of November 11, 1994 through and including April 15, 1996, in the United States District Court for the Northern District of Georgia. On July 9, 1996, the District Court ordered that the Complaints be consolidated for all purposes. On July 23, 1996, plaintiffs filed a consolidated class action complaint ("Complaint") alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and an additional claim under Georgia common law for alleged negligent misrepresentations. The Complaint named as defendants the Company: Richard P. Smyth ("Smyth"), the former Chairman of the Board and Chief Executive Officer of the Company; Arnold E. Johns ("Johns"), formerly President and a director of the Company; Roemmich & Seymour, PC ("R&S"), the Company's former outside auditor; and the principals of R&S, Roger Roemmich ("Roemmich") and J. Allen Seymour ("Seymour").

         The Complaint alleged that throughout the period from November 11, 1994 through April 15, 1996, the Company issued materially false and misleading financial statements that caused the market price of the Company's securities to trade at artificially inflated prices.

         On August 29, 1996, the District Court certified plaintiffs as representatives of a class of all persons who purchased the Company's common stock and/or warrants during the period from October 24, 1994 through June 8, 1996 (the "Class") except the defendants, all present and former officers, directors and employees of the Company, all underwriters of the Offering, members of the immediate families of each of the foregoing and any person, firm, trust, corporation, officer, director or other individual or entity in which any of the defendants has a controlling interest or which is related to or affiliated with any of the defendants, and the legal representatives, heirs, successors-in-interest or assigns of the Class were all individuals or entities who acquired Vista common stock and/or warrants through Vista's employee profit sharing, retirement, benefit or incentive program.

         On March 14, 1997, a settlement was confirmed by the entry of a Final Judgment and Order of Dismissal with Prejudice. The settlement provides, among other things, that the Company will issue shares of its common stock (and provide certain anti-dilution protection) to the Plaintiffs and the Class in order to convey ownership of 40% of the Company's common stock. The Company's insurance carrier also contributed $300,000 to the settlement. The settlement is in satisfaction of all claims of the Class.

         The SEC notified the Company in April 1996 that it had commenced an informal investigation of the Company. The status of the investigation was changed to a formal private investigation in January, 1997. The Company has responded to the SEC's request for information and will continue to cooperate with the SEC in this matter. Independently, the Company through its Audit Committee has conducted an internal investigation of the facts and circumstances surrounding the investigation. (See Item 1 - "Business - Current Developments".)

Effects on Liquidity

         Due to the combination of operating losses, significant 1996 cash investments in inventories and capital assets, significant legal and accounting expenses, and the uncertainties surrounding the litigation discussed above, the short-term and long-term liquidity positions of the Company are being managed very closely. Management is also considering means other than through operations by which financing can be obtained, which could include, among other things, sales or dispositions of assets. No assurance can be given that these objectives can be realized.

         In September, 1996, the Company arranged for $2.5 million of asset-based financing for its Alabaster facility. Under the terms of the financing, the loan is secured by all inventory, accounts receivable and certain fixed assets. Alabaster has drawn approximately $950,000 under this facility for working capital needs.

Asset Sale

         On August 23, 1996, the Company sold substantially all of the assets of its subsidiary, FSPI. The consideration for the sale consisted of $1.8 million in cash a $100,000 note and assumption by the purchaser of $2.7 million in trade accounts payable. The Company applied the cash portion of the consideration toward its working capital requirements. The sale resulted in a loss of approximately $9 million by the Company.

Discontinued Operations

         In September, 1996, the Company closed operations of its Intelock subsidiary due to its continued unprofitability and a lack of working capital. The resulting charge to earnings was approximately $680,000 representing a write down of assets to net realizable value.

Item 8.  Financial Statements and Supplemental Data.

         The following consolidated financial statements of the Company and its Accountants' Opinion set forth in Part IV, Item 14, of this Report:

                  (i) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the year ended December 30, 1995, three months ended December 31, 1994 and year ended September 30, 1994.

                  (ii) Consolidated Balance Sheet - December 30, 1995 and December 31, 1994.

                  (iii) Notes to the Consolidated Financial Statements; and Unqualified Opinion of Independent Accountants dated May 17, 1996.

Item 9. Changes in And Disagreements With Auditors on Accounting And Financial Disclosures.

         Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

         The information as to directors of the registrant is set forth below. The information as to the executive officers of the registrant is included in
Part I hereof under the caption "Executive Officers of the Registrant." Directors are elected by the stockholders at each annual meeting and serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified. At the present time, the Company's Board of Directors consists of three directors. (1)

         The following table sets forth certain information concerning the members of the Board of Directors of the Company at December 30, 1995:


          Name              Age                                         Position
---------------------------------------------------------------------------------------------------------------------------
                                   President since February, 1995.  Prior to employment with the Company, Mr. Johns served as Senior Managing Director, Buckhead Financial Corporation from 6/93 to
                                   2/95.  From 1992 through 1993, Mr. Johns was employed as Executive Vice President,
Arnold E. Johns (2)         53     Argent Securities, Inc., a broker/dealer.  From 1991 through 1992, Mr. Johns was
                                   President of RTS, Inc.  Mr. Johns is a resident of Atlanta, Georgia and has a BS degree from the University of North Carolina.
---------------------------------------------------------------------------------------------------------------------------
                                   Director since February, 1995.  Mr. Connell is an accountant and an enrolled agent specializing in tax compliance and planning.  Prior to 1980, Mr. Connell was with the
Victor E. Connell (2)       47     Internal Revenue Service.  Mr. Connell is a resident of Atlanta, Georgia and has a
                                   Bachelor's Degree from the University of South Florida.
---------------------------------------------------------------------------------------------------------------------------
Robert J. Cox (2)           54     Director since February, 1995.  Mr. Cox is the Manager of the Atlanta Braves
                                   Professional Baseball Team and serves as a member of the team's corporate board of directors.  Mr. Cox is a resident of Atlanta, Georgia.
---------------------------------------------------------------------------------------------------------------------------

--------------------------------------------

(1) Mr. Smyth resigned effective April 16, 1996 as Chairman of the Board and Chief Executive Officer and has no further position with the Company.

(2) Messrs. Johns, Connell and Cox resigned effective July 13, 1996 as Directors of the Company.


     As of the date of filing of this Report, the Board of Directors of the Company consisted of Messrs. G. Louis Graziadio, III, Perry A. Lerner, Lee E. Mikles, Paul A. Novelly and Richard D. Squires. See Item 1. "Business - Current Developments."

         There are no family relationships among any of the Company's directors and executive officers.

Item 11.  Executive Compensation.

Compensation Tables

         The compensation paid in fiscal 1995 to the Company's Chief Executive Officer and to each of the other executive officers and of the subsidiaries whose total compensation exceeded $100,000 are as follows:


                                             1995 SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------------------
                                                   THE REGISTRANT
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                      All
                                          Annual             Other                                                   Other
  Name and Principal      Year         Compensation          Annual            Long-Term Compensation               Compen-
       Position                     ------------------      Compen-    ------------------------------------------    sation
                                    Salary       Bonus       sation               Awards                Payouts
                                      ($)         ($)                  ------------------------------------------
                                                                         Restricted
                                                                           Stock        Options         LTIP
                                                                           Awards       SARs(#)       Payout($)
----------------------------------------------------------------------------------------------------------------------------
Richard Smyth,
CEO(1) (a) and (b)
Chairman of the         1995        134,100       -0-                                 400,000
Board
----------------------------------------------------------------------------------------------------------------------------
Arnold Johns,(1a)       1995        127,500       -0-                                 300,000
President (a) and (b)
----------------------------------------------------------------------------------------------------------------------------
                                                  THE SUBSIDIARIES
----------------------------------------------------------------------------------------------------------------------------
Stephan Cole,(2)
CEO, ACPI Sub-          1995        277,000       -0-                                 100,000
sidiary (b) and (c)
----------------------------------------------------------------------------------------------------------------------------
Richard Bern,
President ACPI          1995        262,150       -0-                                 100,000
Subsidiary (a) and (b)
----------------------------------------------------------------------------------------------------------------------------
Daniel Norris,          1995        140,000       -0-                                  40,000
President Alabaster
Subsidiary (a) and (b)
----------------------------------------------------------------------------------------------------------------------------

--------------------------------------------

(1) On April 16, 1996, Mr. Smyth resigned as Chairman of the Board and Chief Executive Officer of the Company.

(1a)     On July 13, 1996, Mr. Johns resigned as President of the Company.

(2) Amended Base Salary of $150,000 pursuant to Employment Contracts commencing September 1, 1995. Bonus compensation during the term of the Employment Agreement together with amended salaries will equal 1995 Compensation.

(a) The Company may also pay the Executive discretionary annual bonus compensation following any fiscal year in an amount determined by the Board of Directors of the Company or Compensation Committee, if such Committee is operating, in its sole discretion to be proper and appropriate based upon such factors as the Board of Directors or Compensation Committee, as the case may be, deems appropriate, including (i) the Executive's contributions to the success of the business operations and the pre-tax profits of the Company, as determined in accordance with generally accepted accounting principles, (ii) the revenues of the Company for its fiscal year, and (iii) the general overall performance of the Company for its fiscal year.

(b) The Executive may receive additional compensation ("Additional Compensation") by participating in an annual bonus pool for executives of the Company in an amount equal to ten percent (10%) of pre-tax profits of the Company for each fiscal year during the term of the agreement. The Executive's percentage shall be determined by the Board of Directors or the Compensation Committee, if there is one.

(c) The Company may also provide to the Executive a bonus ("Bonus Compensation") in an amount to be determined by the Board of Directors of the Company, or its Compensation Committee, if one exists.

         The Company granted the following options to the Executive Officers of the Company and its subsidiaries during the fiscal year ending December 30, 1995. The Company has no stock appreciation rights ("SARs") outstanding.

                                       Option/SAR Grants in Last Fiscal Year

-------------------------------------------------------------------------------------------------------------------------------
                                            Individual Grants                                Potential Realizable Value at
-----------------------------------------------------------------------------------------      Assumed Annual Rates of
                             Number of                                                       Stock Price Appreciation for
                            Securities      Percent of Total     Exercise                             Option Term
                            Underlying        Options/SARs        of Base       Expira-
          Name              Options/SA         Granted to          Price         tion
                            Rs Granted        Employees in       ($/Share)       Date
                                (#)            Fiscal Year                                    0%       5% ($)       10%($)
========================= ===============  =================== =============  =========== ========== ===========  ===========
Richard P. Smyth(1)           200,000             22.7             1.28           (1)       44,000      65,562       87,860
                              200,000                              5.00                       --        39,200       78,400
-------------------------------------------------------------------------------------------------------------------------------
Arnold E. Johns(2)            200,000             17.1             1.28         10 yrs      44,000     232,600      522,200
                              100,000                              5.00                       --       314,400      796,900
-------------------------------------------------------------------------------------------------------------------------------
Stephan Cole(3)               100,000              5.7             3.93         10 yrs      70,000     361,200      807,900
-------------------------------------------------------------------------------------------------------------------------------
Richard Bern(3)               100,000              5.7             3.93         10 yrs      70,000     361,200      807,900
-------------------------------------------------------------------------------------------------------------------------------
Daniel Norris                  40,000              2.3             5.00         10 yrs        --       125,760      318,760
-------------------------------------------------------------------------------------------------------------------------------
A. Richard Marshall(4)         60,000              9.1             2.31         10 yrs      24,600     102,660      260,100
                              100,000                              5.00                       --       314,400      314,400
-------------------------------------------------------------------------------------------------------------------------------
John P. Wenrich                60,000              3.4             5.00         10 yrs        --       188,640      478,140
-------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------
(1) Mr. Smyth resigned as Chairman of the Board of Directors and Chief Executive Officer on April 16, 1996. All options must be exercised by July 16, 1996.

(2) Mr. Johns exercised options to acquire 50,000 shares by using shares to make the purchase, he acquired net shares of 43,679. On February 9, 1996, Mr. Johns exercised options to acquire 150,000 shares. Between July 8, 1996 and July 21, 1996, Mr. Johns sold a total of 47,500 shares.

(3)      Exercised 50,000 options each on February 9, 1996 at a price of $3.93.

(4) Mr. Marshall exercised options to acquire 60,000 shares; by using shares to make the purchase, he acquired net shares of 48,323.

The following sets forth the value of unexercised options held by the named executive officers on December 30, 1995:

                        Aggregated Options/SAR Exercises in the last Fiscal Year
                                 and Fiscal Year-End Option/SAR Values


                                                                   Number of Securities
                                  Shares            Value         Underlying Unexercised      Value of Unexercised In-
            Name                Acquired on      Realized ($)     Options/SARs at Fiscal       the-Money Options/SARs
                                 Exercise                              Year End (#)           at Fiscal Year-End($)(5)
                                                                --------------------------  ----------------------------
                                                                       Exercisable/                 Exercisable/
                                                                      Unexercisable                Unexercisable
============================ ================= ================ ==========================  ============================
Richard P. Smyth(1)                 --                --             250,000 / 150,000           2,206,500 / 487,500
------------------------------------------------------------------------------------------------------------------------
Arnold E. Johns(2)                43,679           386,341           225,000 /  25,000           1,654,875 / 121,875
------------------------------------------------------------------------------------------------------------------------
A. Richard Marshall(3)            48,323           462,209                 0 / 100,000                   0 / 487,500
------------------------------------------------------------------------------------------------------------------------
John P. Wenrich(4)                  --                --                   0 /  60,000                   0 / 292,500
------------------------------------------------------------------------------------------------------------------------

--------------------------------------------

(1) The indicated value is based on an exercise price of $1.28 per share and value per share of $9.875 at 12/30/95 for 200,000 shares and an exercise price of $5.00 per share for 200,000 shares.

(2) The indicated value is based on an exercise price of $1.28 per share and value per share of $9.875 at 12/30/95 for 150,000 shares and an exercise price of $5.00 per share of 100,000 shares.

(3) The indicated value is based on an exercise price of $5.00 per share of 100,000 shares.

(4) The indicated value is based on an exercise price of $5.00 per share and value per share of $9.875 at 12/30/95 for 60,000 shares.

(5) As of the date of this report, Mr. Smyth had exercised 200,000 options; Mr. Johns has exercised 200,000 options; Mr. Marshall has exercised 60,000 options and Mr. Wenrich has exercised zero options. All unexercised options are above market value.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 24, 1997, certain information regarding the beneficial ownership of Common Stock by (i) each person known by the Company to be beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each director; (iii) each Named Executive Officer (as defined below); and (iv) all directors and executive officers as a group (this table does not include the effect of shares which will be issued under the terms of the Class Action settlement):

        Name and Address of Beneficial Owner (1)               Common Stock Beneficially Owned
                                                               -------------------------------
                                                               No. of Shares          Percent of
                                                                                        Class
-------------------------------------------------------------------------------------------------
Mr. G. Louis  Graziadio, III (2)                                 1,725,000              7.8 %
1650 So. Pacific Coast Highway,  Suite 308
Redondo Beach, CA  90277
-------------------------------------------------------------------------------------------------
Mr. Perry A. Lerner (3)                                            262,500              1.2 %
153 E. 53rd Street
New York, NY  10022
-------------------------------------------------------------------------------------------------
Mr. Lee E. Mikles (3)                                              262,500              1.2 %
Mikles/Miller Management, Inc.
100 Wilshire Blvd.,  15th Floor
Santa Monica, CA 90401
-------------------------------------------------------------------------------------------------
Mr. Paul A. Novelly (3)                                            462,500              2.1 %
8182 Maryland Avenue,  5th Floor
St. Louis, MO 63105
-------------------------------------------------------------------------------------------------
Mr. Richard D. Squires (3)                                         262,500              1.2 %
4229 Cochran Chapel
Dallas, TX 75209
-------------------------------------------------------------------------------------------------
All Directors and Executive Officers as a Group                  2,975,000             13.5 %
(5 Persons)
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
Ellison C. Morgan                                                2,835,488             12.8 %
One Embarcadero Center, Suite 2830
San Francisco CA 94111
-------------------------------------------------------------------------------------------------
Mellon Bank Corp.                                                1,450,000              6.6 %
One Mellon Bank Center
Pittsburgh, PA  15258
-------------------------------------------------------------------------------------------------
Shyam H. Gidumal (2)                                             1,200,000              5.4 %
415 Central Park West
New York, NY  10025
-------------------------------------------------------------------------------------------------

---------------------

 (1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial" owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to direct the disposition of such securities. A person is deemed to be the beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities.

 (2) Includes presently exercisable options to acquire 1,200,000 shares of Common Stock. Does not include options for 1,200,000 shares which are not exercisable within 60 days of the date of this Proxy Statement.

 (3) Includes presently exercisable options to acquire 262,500 shares of Common Stock. Does not include options for 262,500 shares which are not exercisable within 60 days of the date of this Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

         On April 16, 1996, the Company entered into an agreement with Richard
P. Smyth ("Smyth") setting forth the terms and conditions concerning Smyth's resignation as Chairman of the Board of Directors and Chief Executive Officer of the Company, the repayment of certain funds previously advanced to Smyth by the Company, security for the repayment of the advances and exercise of outstanding options. Smyth had previously received options to purchase 200,000 shares of the Company's stock at the purchase price of $5 per share. Smyth has 90 days from April 16, 1996 to exercise such options. The underlying shares are also pledged as collateral for the repayment of Smyth's indebtedness to the Company. On May 21, 1996, Smyth was advised by the Company that it did not intend to indemnify him against matters currently pending against him as required by the Bylaws of the Company. No releases have been executed between the Company and Mr. Smyth. (See Item 3 - Legal Proceedings.) On July 17, 1996, the Company filed a complaint against Mr. Smyth in the Superior Court of Cobb County, State of Georgia, seeking damages in the approximate amount of $1 Million.

         The Company has received a claim for indemnification from Arnold E. Johns, a member of the Board of Directors and President of the Company, pursuant to claims made against Mr. Johns by one or more shareholders, pursuant to the purported class action lawsuits filed against the Company and Mr. Johns, individually.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules And Reports on Form 8-K.

         (a) List of financial statements, financial statement schedules and exhibits:

                    (i)     List of financial statements.

                    The following consolidated financial statements of Vista 2000, Inc. and Report of Independent Accountants are attached to this report as follows:

                    Consolidated Statements of Operations, Cash Flows and Shareholders' Equity - year ended December 30, 1995, three months ended December 31, 1994 and year ended September 30, 1994;

                    Consolidated Balance Sheet - December 30, 1995 and December 31, 1994;

                    Notes to the Consolidated Financial Statements; and

                    Report of Independent Accountants dated May 17, 1996.

                    (ii)    list of financial statement schedules

                    The following consolidated financial statements schedules of Vista 2000, Inc. are included in this report:

                    Unqualified Opinion of Independent Accountants and Financial Statements Schedule

         (b)        Reports on Form 8-K:

                    A report on Form 8-K was filed by the registrant for the year ended December 30, 1995 on June 6, 1996.

         (c)        Exhibits:

                    The exhibits required by Item 601 of Regulation SKB are filed herewith. (See Index of Exhibits.)

         (d)        Financial Statement Schedules:

                    The Financial Statement Schedules required by Regulation SX are filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                         Vista 2000, Inc.

By (Signature and Title)                  /s/ G. Louis Graziadio, III
                         -------------------------------------------------------
                         G. Louis Graziadio, III, Chief Executive Officer
Date:  April 18, 1997                               and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)                  /s/ G. Louis Graziadio, III
                         -------------------------------------------------------
                         G. Louis Graziadio, III, Chief Executive Officer
Date:  April 18, 1997                               and President

By (Signature and Title)                  /s/ Perry A. Lerner
                         -------------------------------------------------------
                                              Perry A. Lerner, Director
Date:  April 18, 1997

By (Signature and Title)                  /s/ Lee E. Mikles
                         -------------------------------------------------------
                                              Lee E. Mikles, Director
Date:  April 18, 1997

By (Signature and Title)                  /s/ Paul A. Novelly
                         -------------------------------------------------------
                                              Paul A. Novelly, Director
Date:  April 18, 1997

By (Signature and Title)                  /s/ Richard D. Squires
                         -------------------------------------------------------
                                              Richard D. Squires, Director
Date:  April 18, 1997


                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        VISTA 2000, INC. AND SUBSIDIARIES
                                December 30, 1995

               Report of Independent Certified Public Accountants



Board of Directors
Vista 2000, Inc.

We have audited the accompanying consolidated balance sheet of Vista 2000, Inc. and subsidiaries as of December 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Vista 2000, Inc. as of and for the three month period ended December 31, 1994, and for the year ended September 30, 1994, were audited by other auditors whose report dated May 17, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our previous report dated May 17, 1996, we did not express an opinion on the 1995 consolidated financial statements of Vista 2000, Inc. and subsidiaries due to the Company's inability to provide sufficient evidential matter supporting the underlying transactions of the operations of certain subsidiaries. As described in Note 2, subsequent to the issuance of the previous 1995 consolidated financial statements, management determined that those financial statements contained errors related to the accounting records of Family Safety Products, Inc. and Promotional Marketing, Inc., two of the Company's subsidiaries. The Company has restated the accompanying 1995 consolidated financial statements for these errors and has provided sufficient evidential matter supporting the underlying transactions referred to above. Accordingly, our present opinion on the 1995 consolidated financial statements, as presented herein, is different from that expressed in our previous report.

In our opinion, the 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista 2000, Inc. and subsidiaries as of December 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Atlanta, Georgia
May 17, 1996 (except for Note 3
   as to which the date is August 23, 1996
   and Note 9, as to which the date is
   January 9, 1997)

                        Vista 2000, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)

                                     ASSETS

                                                                      December 30,           December 31,
                                                                         1995                    1994
                                                                     ---------------         ------------
                                                                     (as restated -
                                                                       see Note 2)
CURRENT ASSETS
   Cash and cash equivalents                                               $     871           $     449
   Accounts receivable, net of allowance for
     doubtful accounts and returns of $2,230
     and $40, respectively                                                    15,910                  63
   Inventories                                                                33,378                 688
   Prepaid expenses                                                              217                  42
   Other current assets                                                        1,174                   -
                                                                            --------           ---------
       Total current assets                                                   51,550               1,242
                                                                             -------              ------

PROPERTY AND EQUIPMENT, NET                                                   13,041                 185

OTHER ASSETS                                                                     720                 170
                                                                            --------             -------
                                                                             $65,311             $ 1,597
                                                                              ======              ======

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       December 30,          December 31,
                                                                           1995                  1994
                                                                      ---------------        -------------
                                                                      (as restated -
                                                                         see Note 2)
CURRENT LIABILITIES
   Current portion of long-term debt                                      $      607             $   543
   Accounts payable                                                           12,542                 647
   Accrued payroll and related expenses                                        4,053                  22
   Accrued liabilities                                                         3,955                 242
                                                                            --------              ------
       Total current liabilities                                              21,157               1,454
                                                                           ---------               -----

LONG-TERM DEBT, NET OF CURRENT PORTION                                        23,029                 152

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock $1 par value, 500,000 shares authorized,
     18,418 shares issued and outstanding                                      5,981                   -
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 11,626,475 and 3,281,226 issued and
     outstanding, respectively                                                   116                  33
   Additional paid-in capital                                                 36,201               7,030
   Accumulated deficit                                                       (20,939)             (6,276)
   Cumulative translation adjustment                                             (19)                  -
                                                                           ---------            --------
                                                                              21,340                 787
   Less:  treasury shares and warrants - at cost
     71,100 shares and 69,200 shares and warrants
     to acquire 138,400 shares, respectively                                     215                 796
                                                                           ---------              ------
       Total stockholders' equity (deficit)                                   21,125                  (9)
                                                                           - -------             -------

                                                                          $   65,311             $ 1,597
                                                                           =========              ======


The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollar amounts in thousands except per share data)


                                                                      Three month          Year ended
                                                  Year ended          period ended         September 30,
                                                  December 30,         December 31,      1994 as restated
                                                    1995                  1994              (see Note 4)
                                               ----------------    -----------------    ----------------
                                               (as restated -
                                                  see Note 2)

Net sales                                           $   32,422         $         1            $      137

Cost of sales                                           28,244                  26                   314
                                                  ------------         -----------           -----------

Gross profit (loss)                                      4,178                 (25)                 (177)

Operating expenses                                      17,318                 858                 1,721
                                                  ------------         -----------           -----------
                                                       (13,140)               (883)               (1,898)

Loss on sale of operating assets of
   Promotional Marketing, Inc.                          (1,147)                  -                     -
                                                  ------------         -----------           -----------

Loss from operations                                   (14,287)               (883)               (1,898)

Other income and (expense)
   Interest expense                                       (649)               (143)                 (266)
   Other income                                            273                   4                    45
                                                  ------------         -----------           -----------

       Net loss                                    $   (14,663)         $  (1,022)             $ (2,119)
                                                  ============         ===========           ===========

Net loss per common share                          $     (2.33)         $   (0.36)             $    (.99)
                                                  ============         ===========           ===========

Weighted average shares outstanding                  6,294,361           2,813,293             2,131,226
                                                  ============         ===========           ===========




The accompanying notes are an integral part of these statements.


                        Vista 2000, Inc. and Subsidiaries


            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

  Year ended December 30, 1995, Three month period ended December 31, 1994 and year ended September 30, 1994
                    (Dollars and share amounts in thousands)

                                                                Preferred Stock
                                     -------------------------------------------------------------------
                                        Series A         Series B           Series C         Series D       Common Stock
                                        --------         --------           --------         --------       ------------
                                     Shares Dollars   Shares  Dollars   Shares  Dollars  Shares  Dollars   Shares  Dollars
                                     -----  -------   ------  -------   ------  -------  ------  -------   ------  -------

Balance at September 30, 1993           --  $   --       --   $   --       --  $   --        --   $  --     2,131     $21

Distribution to stockholders            --      --       --       --       --      --        --      --      --        --
Net loss as restated (see note 2)       --      --       --       --       --      --        --      --      --        --
                                     -----  -------   ------  -------   ------  -------  ------  -------   ------  -------
Balance at September 30, 1994           --      --       --       --       --      --        --      --     2,131      21
                                     -----  -------   ------  -------   ------  -------  ------  -------   ------  -------

Proceeds, net of issuance costs of
   $1,339 from public offering
   of common stock                      --      --       --       --       --      --        --      --     1,150      12
Acquisitions of Treasury stock
   and warrants                         --      --       --       --       --      --        --      --      --        --
Net loss                                --      --       --       --       --      --        --      --      --        --
                                     -----  -------   ------  -------   ------  -------  ------  -------   ------  -------
Balance at December 31, 1994            --      --       --       --       --      --        --      --     3,281      33
                                     -----  -------   ------  -------   ------  -------  ------  -------   ------  -------

Issuance of stock in acquisitions       --      --       --       --       --      --        --      --       550       5
Issuance of preferred stock, net
   of issuance costs of $1,241          87   8,291        3    2,462      1    11,603         2    1,940       --      --
Preferred stock conversions            (72) (6,852)      (2)  (1,232)    (1)  (10,231)       --      --     4,086      41
Issuance of common shares, net
   of issuance costs of $290            --      --       --       --       --      --        --      --     2,533      25
Exercise of stock options, net of
   12 shares exchanged                  --      --       --       --       --      --        --      --       196       2
Exercise of warrants                    --      --       --       --       --      --        --      --       250       3
Common stock issued for services        --      --       --       --       --      --        --      --       280       3
Acquisitions of treasury stock          --      --       --       --       --      --        --      --        --      --
Debt conversions                        --      --       --       --       --      --        --      --       450       4
Issuance of warrants for services       --      --       --       --       --      --        --      --        --      --
Compensatory stock options              --      --       --       --       --      --        --      --        --      --
Foreign currency translation
   adjustment                           --      --       --       --       --      --        --      --        --      --
Net loss                                --      --       --       --       --      --        --      --        --      --
                                     -----  -------   ------  -------   ------  -------  ------  -------   ------  -------

Balance at December 30, 1995
   (as restated - see Note 2)          15  $ 1,439        1  $ 1,230       --   $ 1,372         2 $ 1,940    11,626    $116
                                      ===   ======      ===  =======    ======   ======       ===  ======    ======     ===

The accompanying notes are an integral part of this statement.




                                       Treasury Stock         Additional                       Cumulative      Total
                                        and Warrants            Paid-in        Accumulated    Translation   Stockholders'
                                      Shares   Dollars          Capital          Deficit       Adjustment  Equity (Deficit)
                                      ------   -------          -------          -------       ---------  -----------------
Balance at September 30, 1993             -     $      -        $ 2,055         $ (2,894)      $       -        $   (818)

Distribution to stockholders              -            -              -             (241)              -            (241)
Net loss as restated (see note 2)         -            -              -           (2,119)              -          (2,119)
                                    -------     --------      ---------         --------        --------       ---------
Balance at September 30, 1994             -            -          2,055           (5,254)              -          (3,178)
                                    -------     --------      ---------         --------        --------       ---------

Proceeds, net of issuance costs of
   $1,339 from public offering
   of common stock                        -            -          4,975                -               -           4,987
Acquisitions of Treasury stock
   and warrants                         (69)        (769)             -                -               -            (796)
Net loss                                  -            -              -           (1,022)              -          (1,022)
                                    -------     --------      ---------         --------        --------       ---------
Balance at December 31, 1994            (69)        (796)         7,030           (6,276)              -              (9)
                                    -------     --------      ---------         --------        --------       ---------

Issuance of stock in acquisitions        69          796          1,096                -               -           1,897
Issuance of preferred stock, net
   of issuance costs of $1,241            -            -              -                -               -          24,296
Preferred stock conversions               -            -         18,274                -               -               -
Issuance of common shares, net
   of issuance costs of $290              -            -          6,762                -               -           6,787
Exercise of stock options, net of
   12 shares exchanged                    -            -            214                -               -             216
Exercise of warrants                      -            -            622                -               -             625
Common stock issued for services          -            -            557                -               -             560
Acquisitions of treasury stock          (71)        (215)             -                -               -            (215)
Debt conversions                          -            -            716                -               -             720
Issuance of warrants for services         -            -             40                -               -              40
Compensatory stock options                -            -            890                -               -             890
Foreign currency translation
   adjustment                             -            -              -                -             (19)            (19)
Net loss                                  -            -              -          (14,663)              -         (14,663)
                                    -------     --------      ---------         --------        --------       ---------

Balance at December 30, 1995
   (as restated - see Note 2)           (71)       $(215)       $36,201         $(20,939)         $  (19)        $ 21,125
                                        ===         ====         ======          =======            =====         =======


                        Vista 2000, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Dollar amounts in thousands except per share data)


                                                                       Three month         Year ended
                                                  Year ended          period ended         September 30,
                                                  December 30,         December 31,      1994 as restated
                                                     1995                 1994              (see Note 4)
                                               ----------------    -----------------    ----------------
                                               (as restated -
                                                  see Note 2)

Cash flows used by operating activities:
   Net loss                                           $(14,663)             $(1,022)             $(2,119)
   Adjustments to reconcile net loss to net
     cash used by operations:
       Depreciation                                        611                    9                   41
       Loss on disposal of property and
         equipment                                          84                    -                    -
       Stock based compensation expense                  1,490                    -                    -
       (Increase) decrease in operating
         assets, net of businesses acquired:
           Accounts receivable                           2,722                  (21)                 157
           Inventories                                  (2,264)                 (64)                 232
           Prepaid expenses and other
              current assets                               342                  (30)                  31
           Other assets                                   (224)                 435                 (100)
       Increase (decrease) in operating
         liabilities, net of businesses
         acquired:
           Accounts payable                              3,662                 (875)                (146)
           Accrued liabilities                           1,996                 (658)                 837
                                                       -------               ------               ------
              Net cash used by operating
                activities                              (6,244)              (2,226)              (1,067)
                                                       -------               ------               ------

Cash flows used by investing activities:
   Acquisitions, net of cash acquired
     American Consumer Products, Inc.                  (13,925)                   -                    -
     Alabaster Industries, Inc.                           (157)                   -                    -
     Intelock Technologies, Inc.                           754                    -                    -
     Purchases of property and equipment                (2,365)                 (53)                  (8)
                                                      --------              -------              -------
       Net cash used by investing
         activities                                    (15,693)                 (53)                  (8)
                                                       -------              -------              -------


                        Vista 2000, Inc. and Subsidiaries

               (Dollar amounts in thousands except per share data)

                                                                                     Three month         Year ended
                                                                Year ended          period ended         September 30,
                                                                December 30,         December 31,      1994 as restated
                                                                  1995                  1994              (see Note 4)
                                                             ----------------     ---------------     ----------------
                                                             (as restated -
                                                                see Note 2)

Cash flows provided by financing activities:
   Net proceeds (payment) from short-term
     borrowings                                                          --            (1,127)                 851
   Net proceeds from long-term debt                                      --                --                   24
   Repayment of long-term debt                                       (9,331)             (340)                  --
   Proceeds from issuance of common stock,
     net of issue costs                                               6,787              4,986                 (85)
   Proceeds from issuance of preferred stock,
     net of issue costs                                              24,296               --                    --
   Proceeds from exercise of stock options
     and warrants                                                       841               --                    --
   Purchase of treasury stock and warrants                             (215)              (796)                 --
                                                                   --------            -------                -----
     Net cash provided by financing activities                       22,378              2,723                  790
                                                                   --------            -------                -----
Effect of exchange rate changes on cash                                 (19)               -                    --
                                                                   --------            -------                -----

Net increase (decrease) in cash during period                           422                444                 (285)
Cash and cash equivalents at the beginning
   of the period                                                        449                  5                  290
                                                                   --------            -------                -----

Cash and cash equivalents at the end of the
   period                                                          $    871            $   449                $   5
                                                                   ========            =======                =====

Supplemental disclosure:
   Interest paid                                                   $    754            $   392                $  16

Noncash investing and financing activities:
   Assets purchased under capital lease
     obligations                                                   $    170            $    --                $  --
   Capital lease obligations incurred                              $    228            $    --                $  --
   Conversion of debt to common stock                              $    720            $    --                $  --
   Note payable issued for patent rights                           $   --              $    --                $   9
   Note payable issued in excess of cost
     of patent rights                                              $   --              $    --                $ 241
   Acquisition of businesses
     Fair value of assets acquired                                 $ 63,330            $    --                $  --
     Cash paid                                                      (14,689)           $    --                $  --
     Common stock issued                                             (1,897)           $    --                $  --
                                                                   --------            -------                -----

     Liabilities assumed                                           $ 46,744            $    --                $  --
                                                                   ========            =======                =====

The accompanying notes are an integral part of these statements.


                        Vista 2000, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(1) Nature Of Business And Summary Of Significant Accounting Policies

Nature of Business

Vista 2000, Inc. and its subsidiaries, (the "Company"), are engaged primarily in the manufacture, distribution and sale of specialty consumer products including key blanks, letters and numbers, signs, fasteners, knives, builder's hardware, pet products, balloons, gloves, boots and rainwear, gas detection devices and other home safety and security products. The Company's customers are primarily hardware, mass merchandisers, food and Do-It-Yourself retailers located throughout North America.

Public Offerings

On October 24, 1994, the Company completed an initial public offering of its common stock. The offering resulted in the sale of 1,000,000 units at $5.50 per unit before underwriting discounts and other offering expenses. Each unit consisted of one share of Company common stock and Series A Warrants to purchase two Company common shares. Each warrant entitles the holder to purchase, for a period of 48 months ending October 26, 1998, one share of common stock at an exercise price of $7.00 per share during the first 24 months and $10 per share thereafter, subject to adjustment in certain circumstances. In December, 1994, an additional 150,000 of the units, representing the underwriters' over-allotment option with respect to the offering, were sold.

During 1995 the Company completed four preferred stock offerings and one common stock offering pursuant to the exemption from registration under Regulation S of the Securities Act of 1933. $24,296 and $6,787, net of issuance costs, were raised through the preferred stock offerings and the common stock offerings, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vista 2000, Inc. (VISTA"), and its wholly-owned subsidiaries, American Consumer Products, Inc. and subsidiaries ("ACPI"), Alabaster Industries, Inc. ("Alabaster"), Family Safety Products, Inc. ("FSPI"), and Intelock Technologies ("Intelock"), collectively (" the Company"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.



                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(1)  Nature Of  Business  And  Summary  Of  Significant  Accounting  Policies  -
Continued

Change in Fiscal Year

During 1995, the Company elected to change its fiscal year-end from September 30 to a 52/53 week year ending on the last Saturday in the calendar year. Accordingly, the consolidated financial statements presented herein include the years ended December 30, 1995 and September 30, 1994, and the three month period ended December 31, 1994. Fiscal years 1995 and 1994 contained 52 weeks.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped.

Approximately 15% of the Company's revenue was from one customer for the year ended December 30, 1995.

Inventories

Inventories are stated at the lower of average cost or market. Cost for approximately 80% of inventories at December 30, 1995 have been determined using the last-in, first-out (LIFO) method. Cost for the remainder of the inventories has been determined primarily using the first-in, first-out (FIFO) method. All of the inventory at December 31, 1994 was determined using the FIFO method.

Had the Company used the first-in, first-out (FIFO) method of accounting, gross profit would have been substantially the same in 1995.







                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(1)  Nature Of  Business  And  Summary  Of  Significant  Accounting  Policies  -
Continued

Advertising Costs

The Company expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. At December 30, 1995, $159 of prepaid advertising was included in prepaid expenses. There was no prepaid advertising at December 31, 1994. Advertising expense for the year ended December 30, 1995, three months ended December 31, 1994, and year ended September 30, 1994 was $1,685, $37, and $65, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

Property, Equipment, Depreciation and Amortization

Property and equipment are recorded at historical cost. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

         Machinery and equipment                    3 to 10 years
         Office Furniture and equipment              3 to 8 years
         Buildings                                       35 years

Depreciation expense for the year ended December 30, 1995, three month period ended December 31, 1994 and the year ended September 30, 1994 was $611, $9, and $41, respectively.





                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(1)  Nature Of  Business  And  Summary  Of  Significant  Accounting  Policies  -
Continued

Warranty Costs and Returns

The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs applicable to warranty obligations and returns are classified as accrued liabilities and are not material.

Research and Development Costs and Product Development Costs

Research and development costs are charged to expense as incurred and totalled $297, $36 and $307 for the year ended December 31, 1995, three month period ended December 31, 1994 and year ended September 30, 1994, respectively.

All product development costs are charged to expense as incurred until technological feasibility has been established for the product. Product development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight line basis over twelve months or the estimated useful life of the product whichever is shorter. Product development costs of approximately $295 are included in other assets at December 30, 1995. Amortization expense charged to operations was $20 for 1995. No product development costs were capitalized or amortized for the three months ended December 31, 1994 and the year ended September 30, 1994.

Foreign Currency Translation

Assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at fiscal year end exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. Adjustments resulting from translating the Canadian accounts are reflected as a foreign currency translation adjustment in stockholders' equity. Translation adjustments of the Mexican subsidiary, for which the functional currency is U.S. dollars, and transaction gains and losses are included in the results of operations for the year.

Net exchange losses included in the results of operations were not significant in any of the reported periods.





                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(1)  Nature Of  Business  And  Summary  Of  Significant  Accounting  Policies  -
Continued

Net Loss Per Common Share

Net loss per common share has been calculated using the weighted average number of shares of common stock outstanding during each period. Fully diluted net loss per common share is not disclosed because the effect of common stock equivalents would be antidilutive.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the these estimates.

Fair Value of Financial Instruments

The Company's financial instruments include cash, cash equivalents and long-term debt. The carrying value of cash and cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. The carrying value of the Company's long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the 1995 presentation.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)


(2)   Restatement Of 1995 Financial Statements

Subsequent to the issuance of the 1995 consolidated financial statements, management determined that the previously issued 1995 consolidated financial statements contained errors as a result of errors discovered in the accounting records of Family Safety Products, Inc. and Promotional Marketing, Inc., two of the Company's wholly-owned subsidiaries. Accordingly, the consolidated financial statements as of and for the year ended December 30, 1995 have been restated to reflect the correction of these errors. The following amounts have been affected by the restatement.

                                                                                                As
                                                                              As              previously
                                                                            restated          reported
                                                                            --------          --------
         Inventories                                                      $   33,378        $     35,036
         Accrued liabilities                                                   3,955               3,808
         Accumulated deficit                                                  20,939              19,134

         Cost of sales                                                        28,244              26,586
         Loss on sale of assets of
           Promotional Marketing, Inc.                                         1,147               1,000

         Net loss                                                            (14,663)            (12,858)

         Net loss per common share                                        $    (2.33)       $     (2.04)


(3)   Sale Of Fspi

On August 23, 1996, the Company sold substantially all the assets of Family Safety Products, Inc. (FSPI) for $1,800 cash and $100 promissory note. The purchaser also assumed substantially all operating liabilities of FSPI. Vista recognized a loss on the sale of FSPI assets of approximately $9,000 in the third quarter of 1996.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)


(3)   Sale Of Fspi - Continued

The pro forma results of operations which follow assume that this disposition had occurred at January 1, 1995. These pro forma results of operations also assume that the acquisitions and dispositions referred to in Note 15 had occurred at January 1, 1995. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effects on the Company's historical results of operations for depreciation, interest and other purchase accounting adjustments related to the acquisitions. These results do not reflect any overhead costs which may be eliminated as a result of these acquisitions and the results are not necessarily indicative of the results that would have occurred if the transactions had occurred at January 1, 1995 nor are the results indicative of future results.

                                    UNAUDITED
                                                             Year ended
                                                          December 30, 1995
                                                          -----------------
         Sales                                               $     116,555
         Net loss                                                  (11,315)
         Pro forma weighted average shares                       6,635,389
         Net loss per common share                           $       (1.71)


(4)  Prior Period Adjustments - 1994

The audited financial statements previously issued for the year ended September 30, 1994 have been restated to reflect two prior period accounting adjustments. First, previously recognized revenue for the sale of an exclusive license agreement for one of the Company's products, consideration for which was substantially in the form of a $1,155 note receivable, has been reversed as a result of a 1996 investigation initiated by the audit committee of the Board of Directors. The investigation revealed that the license agreement transaction and the related note had no business substance. Second, $635 of previously reported sales have been reversed also as a result of the audit committee investigation referred to above. These sales transactions were determined to have been fictitious. The effects of these two prior period adjustments on operations results in a reduction of revenue, an increase in net loss and an increase in accumulated deficit all in the amount of $1,790.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(5) Inventories

Inventories consist of the following :

                                                                          December 30,      December 31,
                                                                              1995             1994
                                                                          ------------      -----------
   Raw Materials                                                         $       7,665     $        657
   Work in Progress                                                              3,605                -
   Finished Goods                                                               22,108               31
                                                                          ------------      -----------

                                                                         $      33,378     $        688
                                                                          ============      ===========


(6) Property And Equipment

Property and Equipment consists of the following:
                                                                          December 30,      December 31,
                                                                              1995             1994
                                                                          ------------      -----------
   Machinery and Equipment                                               $       8,897     $        211
   Buildings                                                                     3,737                -
   Office Furniture and Equipment                                                  665               45
   Other                                                                            50                -
                                                                          ------------      -----------
         Total Property and Equipment                                           13,349              256
   Less accumulated depreciation                                                   680               71
                                                                          ------------      -----------
                                                                                12,669              185
   Land                                                                            372                -
                                                                          ------------      -----------

                                                                         $      13,041     $        185
                                                                          ============      ===========

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(7) Long-term Debt

Long-term debt, including capital lease obligations, consists of the following:

                                                                          December 30,      December 31,
                                                                              1995             1994
                                                                          ------------      -----------
   Revolving line of credit payable by ACPI to a bank with
   interest at prime plus .375% (8.875% at
       December 30, 1995)                                                $      22,600     $          -
   Industrial Development Bonds payable by a
       subsidiary of ACPI, bearing an interest rate
       at 4% and 79% of prime                                                      187                -
   10% notes payable to a corporation
        owned by a family member of the former
        Chairman of the Board of Directors                                          87              150
   Obligations under capital leases for equipment payable
        monthly over various terms through 1998. Interest is
        imputed at rates ranging from 7.4% to 12.0%                                762                4
   15% demand notes payable to officers of the Company                               -              286
   8% note payable to affiliated company                                             -              250
   Other notes payable                                                               -                5
                                                                          ------------      -----------
        Total long-term debt                                                    23,636              695
   Less current maturities                                                         607              543
                                                                          ------------      -----------

   Net long-term debt                                                    $      23,029     $        152
                                                                          ============      ===========

Property and equipment includes the following amounts for leases that have been capitalized:

                                                              December 30,
                                                                  1995
                                                              ------------
   Equipment                                                 $       1,562
   Accumulated depreciation                                         (1,115)
                                                              ------------
                                                             $         447
                                                             =============

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(7) Long-term Debt - (Continued)

Scheduled principal payments of long-term debt and capital lease obligations are as follows:

   Fiscal year:
     1996                                                    $         607
     1997                                                           22,936
     1998                                                               92
     1999                                                                1
                                                              ------------
         Total                                               $      23,636
                                                              ============

During 1995, ACPI entered into an amendment to its revolving credit which extends the agreement through April 1997. Borrowings under the revolving line of credit are based on a formula that includes the ACPI's eligible accounts receivable and inventories. Interest at a base rate plus 3/8% (effective rate of 8.875% as of December 30, 1995) and a loan commitment fee of 3/8% on the unused portion of the revolving credit commitment are payable quarterly. The agreement provides for certain restrictive covenants relating to ACPI's financial condition including, among others, limitations as to dividends and capital expenditures. It also requires the maintenance of minimum levels of working capital and net worth. The Company and ACPI were in compliance with these covenants as of December 30, 1995. The agreement is collateralized by accounts receivable, inventories, and equipment and is guaranteed by each of ACPI's subsidiaries.

The industrial development bonds consist of two issues payable by the Company annually through 1997. Interest is payable at a fixed rate of 4% and at 79% of the prime rate. The bonds are collateralized by all real and personal property at one of the Company's facilities.

During 1995, the Company entered into debt conversion agreements with officers or affiliates of officers whereby outstanding debt, plus accrued interest, totaling $720, was converted into 450,000 shares of common stock. The conversion share price of $1.60 was equal to approximately 85% of the market value of the stock at the time of approval by the Board of Directors.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(8) Commitments And Contingencies

The Company leases certain office and operating facilities and certain equipment under operating lease agreements which expire on various dates through 2000 and require the Company to pay all maintenance costs. Rent expense under these leases was approximately $809, 14, and 38 for the fiscal year ended December 30, 1995, the three month period ended December 31, 1994 and the year ended September 30, 1994, respectively.

Commitments under noncancelable operating leases are summarized as follows:

   Fiscal Year:
     1996                                                    $         559
     1997                                                              495
     1998                                                              370
     1999                                                              192
     2000                                                              202

     Total                                                   $       1,818
                                                              ============

ACPI leases two facilities from related parties. The Company is responsible for repairs and maintenance, taxes and insurance of these facilities. The leases have initial lease terms expiring in 1999 and 2001 and three five year renewal options. Expenses for these operating leases were $735 in 1995. The non-cancelable future commitments as of December 30, 1995 are $735 in 1996, $735 in 1997, $735 in 1998, $655 in 1999, $575 in 2000, and $96 thereafter. During
1995, the Company entered into an agreement with the related parties to acquire the aforementioned facilities for approximately $7 million. The agreement provides for a cash payment of $2.7 million and assumption of liabilities of $4.3 million on or before June 28, 1996.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(8) Commitments And Contingencies - Continued

During 1995, ACPI entered into three-year employment agreements with two officers with aggregate minimum commitments of approximately $1,700. Commitments totaling $1,555 remain as of December 30, 1995. The costs of these employment agreements are being expensed as services are provided.


(9)  SUBSEQUENT EVENTS

Stock Offerings

During the first quarter of 1996, the Company raised approximately $21,200 through two separate stock offerings issued pursuant to Regulation S of the Securities Act of 1933. The net proceeds of these offerings were used for investment in inventories and production equipment and funding of the general working capital needs of the Company.

Class Action Lawsuit

Subsequent to December 30, 1995, the Company together with certain officers, directors and third parties had been named as a defendant in twenty-four (24) class action lawsuits filed by stockholders of the Company in the United States District Court for the Northern District of Georgia. The lawsuits allege that the Company violated the Federal Securities Laws, particularly Sections 10-b and 20-a of the Securities Exchange Act of 1934, as amended, and the rules and regulations, including Rules 10-b-5 thereunder as well as common law claims. All plaintiffs are seeking certification of class action status. The allegations collectively assert class action on behalf of persons who purchased Company stock between the dates of its initial public offering on or about August 1, 1994 and April 15, 1996.

In August 1996, the court certified the plaintiffs as representatives of a class of all persons who purchased the Company's common stock or warrants during the period October 24, 1994 through June 8, 1996, except for the defendants and certain officers, directors and related parties. The Company and the other defendants have reached an agreement in principle to settle the action. Pursuant to the settlement, the Company will issue a sufficient amount of shares of its common stock to the class to convey ownership of forty percent (40%) of the common stock of the Company to the class. The Company's insurance carrier will contribute $300,000 to the settlement to cover certain expenses related to the settlement. The settlement will be in satisfaction of all claims of the class.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)


(9)  Subsequent Events - Continued

Class Action Lawsuit - Continued

On January 9, 1997, the district court preliminarily approved the settlement for purposes of sending notice to the class and scheduled a hearing for March 14, 1997 to determine court's final approval. The settlement will only become effective upon approval of the court.

Other Litigation

In July 1996, the Company commenced an action against Richard P. Smyth, a former officer and director, alleging that Mr. Smyth committed fraudulent and unlawful acts resulting in substantial harm to the Company and its shareholders. In September 1996, Mr. Smyth filed a counterclaim seeking, among other things, indemnification in connection with the class action lawsuit described above. The Company intends to vigorously pursue its action and contest the allegations in the counterclaim; however, management and legal counsel are unable to determine the possible outcome of this matter at this time.

The Company is also a defendant or has been notified of claims in several other actions against it. In the opinion of management, the ultimate outcome of these actions will not have a material adverse effect on the financial position of the Company.

SEC Investigation

The Company has been notified by the Securities and Exchange Commission
("SEC") that it had commenced a formal private investigation of the Company. The Company intends to cooperate with the SEC in this matter. The Company cannot predict the eventual outcome of this investigation. Independently, the Company through its Audit Committee has conducted an internal investigation of the facts and circumstances surrounding the investigation.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)


(10) Stockholder's Equity (Deficit)

On March 11, 1994, the Board of Directors authorized a one-for-two reverse common stock split. On November 30, 1993, the Board of Directors authorized a two-for-three reverse common stock split. All references to number of shares and to stock warrants as well as per share information have been adjusted to reflect the stock splits on a retroactive basis.

At December 30, 1995 warrants for the purchase of 36,408 shares of Company common stock that was issued in conjunction with debentures sold by the Company were issued and outstanding. The warrants may be exercised in whole or in part at any time during the two year period beginning on the second anniversary of the date of issue of the warrant after which they expire. In addition, in March 1994, the Company issued 235,598 of its 1994 convertible Debenture Warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993 pursuant to their right of conversion. The 1994 Warrants provide for the purchase of one share of common stock at an exercise price of $7.50 per share and may be exercised for a three year period commencing March 31, 1996.

Upon completion of the Company's public offering, the Company agreed to sell to the Underwriters, as additional compensation, warrants to acquire units representing up to 100,000 shares of common stock at $9.08 per share and up to 200,000 shares of common stock underlying the Series A warrants at $11.55 per share.

During 1995, the Company issued warrants to various consultants to acquire up to 645,529 common shares at prices per share ranging from $2.00 to $12.00. A $40 expense was recorded during 1995 reflecting the excess of the market price of the Company's common shares as of the agreement date over the exercise price of the warrants. During 1995, warrants were exercised to acquire 250,000 of these common shares.

The Company has adopted stock option plans providing for the issuance of options covering up to 1,450,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. For options granted at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods. This resulted in charges to operations amounting to $900 for the year ended December 30, 1995.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)


(10) Stockholder's Equity (Deficit) - Continued

During 1995, the board approved the adoption of an Employee Stock Purchase plan and authorized the Company to reserve 800,000 shares for this plan.

Stock option transactions are summarized as follows:

                                                                       Three month         Year ended
                                                  Year ended          period ended         September 30,
                                                  December 30,         December 31,      1994 as restated
                                                     1995                 1994              (see Note 4)
                                               ----------------     ---------------     ----------------
   Outstanding, beginning of period                    225,000              225,000                   -
     Granted                                         1,759,350                    -             225,000
     Exercised                                        (208,400)                   -                   -
     Cancelled                                        (225,000)                   -                   -
                                                    ----------          -----------         -----------

   Outstanding, end of year                          1,550,950              225,000             225,000
                                                     =========          ===========          ==========

   Range of exercise price                       $1.65 - $5.00                 $6.05              $6.05

As of December 30, 1995, options covering approximately 1,311,000 shares were exercisable.

The issuance of options and exercise of certain options resulted in the recording of $900 of compensation expense during the year ended December 30, 1995.

Common stock Issued for Services in Lieu of Cash:

During 1995, the Company issued 280,000 shares of common stock to various consultants at per share market values at the agreement dates ranging from $1.88 to $2.06. In connection with the issuance of these shares, the Company recorded professional fees totaling $560.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)


(10) Stockholder's Equity (Deficit) - Continued

Series Convertible Preferred Stock:

The Company has designated 142,000 of its 500,000 authorized preferred shares as follows:

                              Shares authorized               Liquidation preference per share
                              -----------------               --------------------------------

         Series A                        100,000                           $100
         Series B                         20,000                           $1,000
         Series C                          2,000                           $10,000
         Series D                         20,000                           $1,000

The remaining 358,000 authorized preferred shares have not been designated as a series. The preferred stock is recorded net of issuance costs.

The preferred stock is convertible into Company common stock based on a formula, as defined in the several subscription agreements, on the conversion dates declared by the holder of the preferred stock. The preferred stock is convertible at various times after issuance, but generally within 60 to 120 days. As of December 30, 1995, substantially all of the outstanding preferred shares were convertible into common shares.

The Company may not pay any common stock dividends unless all preferred dividends have been paid. Any remaining preferred shares will automatically convert to common shares at various times in 1997.

(11)  Employee Retirement Savings Plan

One of the Company's subsidiaries contributes to employee retirement plans covering substantially all its employees. Charges to consolidated operations for these plans were as follows at December 30, 1995:

         Discretionary Contribution Profit Sharing - 401 (K)       $223
         Multi-Employer Pension Plan                                774
                                                                   ----
                                                                   $997
                                                                   ====

The contributions to the union sponsored, multi-employer pension plan were determined based upon the number of employees working per week. At January 1, 1995, the date of the latest actuarial valuation, the plan administrator determined that the subsidiary would have no withdrawal liability with respect to the year ended December 30, 1995.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(12)  RELATED PARTY TRANSACTIONS

ACPI leases a building to house the corporate headquarters and certain manufacturing and distribution operations from related parties (Note 8).

At December 30, 1995, the Company has a note receivable outstanding from a former officer. This note is fully reserved pending final settlement with the Company.

(13)  INCOME TAXES

The Company's temporary differences result in a deferred income tax asset which is reduced to zero by a related valuation allowance, summarized as follows:


                                                        December 30,      December 31,      September 30,
                                                            1995               1994            1994
                                                      ---------------   ----------------  ---------------
   Deferred tax assets:
     Operating loss carryforwards                        $      6,643  $          2,310    $        1,925
     Accounts receivable                                        1,025                 -                 -
     Accruals                                                     505                 -                 -
     Compensation related                                         433                 -                 -
     Tax credit carryforwards                                     210                 -                 -
     Fixed assets                                                  80                 -                80
     Other                                                         31                 -                 -
                                                      ---------------   ----------------  ---------------

       Gross deferred tax assets                                8,927             2,310             1,925

       Deferred tax asset valuation allowance                  (7,516)           (2,310)           (1,925)
                                                      ---------------   ----------------  ---------------

   Net deferred tax asset                                       1,411                 0                 0
                                                      ---------------   ----------------  ---------------

   Deferred tax liabilities:
     Inventories                                                1,411                 -                 -
                                                      ---------------   ----------------  ---------------

   Net deferred income tax                              $            0 $              0    $            0
                                                      ===============   ================  ===============


                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(13)  Income Taxes - Continued

At December 30, 1995, the Company had operating loss carryforwards for U.S. income tax purposes of approximately $17,256 available to reduce future taxable income which expire at various dates through 2010. Included in the operating loss carryforward is $1,744 of losses which can only be utilized by the Boss manufacturing subsidiary of ACPI which expire at various dates through 2000.

Included in the tax credit carryforward is approximately $190 of alternative minimum tax credits available to reduce future income taxes payable. These alternative minimum tax credits do not have an expiration date.

The Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during calendar year 1995. As a result, the utilization of a significant portion of the tax loss carryforwards will be limited on an annual basis.

(14)  Recently Issued Accounting Standard

The Company currently accounts for the issuance of stock options to employees in accordance with Accounting Principles Board Opinion ("APB") Number 25, Accounting for Stock Issued to Employees. In October 1995, the FASB issued SFAS Number 123 ("SFAS 123"), Accounting for Stock Based Compensation. SFAS
123 allows the continued use of the method prescribed by APB 25, referred to as the intrinsic value method. SFAS 123 also provides an alternative method, referred to as the fair value method. If the intrinsic value method of accounting for the issuance of stock options is used, then SFAS 123 requires disclosure of pro forma net earnings and earnings per share, as if the fair value method had been used.

Management has determined that the Company will continue to account for the issuance of stock options to employees in accordance with APB 25. Therefore, the only effect of adopting SFAS 123 will be the new disclosure requirements. These disclosure requirements are effective for the year ending December 31, 1996.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(15) Acquisitions And Dispositions

During fiscal 1995 Vista completed four acquisitions and made one disposition which are summarized below.

Effective September 30, 1995, Vista acquired approximately 96% of the outstanding common stock of ACPI through a cash tender offer totaling approximately $13,834 exclusive of acquisition costs. ACPI manufactures and distributes consumer hardware products including key blanks, related key accessories, knives, letters, numbers, signs, gloves and pet products as well as other items.

Effective July 31, 1995, Vista acquired all of the outstanding common stock of Alabaster in exchange for 400,000 shares of common stock issued by Vista valued at $2 per share or $800, exclusive of acquisition costs. Alabaster manufactures and distributes injection molded plastic products for the housewares industry.

Effective June 30, 1995, Vista acquired all of the outstanding common stock of Intelock and certain manufacturing assets owned by the former parent of Intelock in exchange for 219,200 shares of common stock of Vista and warrants to acquire 138,400 common shares of Vista, together valued at $1,097, exclusive of $5 cash paid and acquisition costs. Intelock manufactures and distributes digital locking devices.

The acquisitions of ACPI, Alabaster and Intelock were accounted for as purchases. Accordingly, each of the purchase prices were allocated to assets and liabilities based on their estimated fair values at the date of acquisition. Results of operations of ACPI, Alabaster and Intelock have been included in the consolidated financial statements from the respective date of each acquisition.

                        Vista 2000, Inc. and Subsidiaries

                                December 30, 1995
               (Dollar amounts in thousands except per share data)



(15) Acquisitions And Dispositions - Continued

Effective May 1995, Vista acquired all of the outstanding common stock of Promotional Marketing, Inc. (PMI) and executed a non-competition agreement with former principals of PMI for a total of $610 exclusive of acquisition costs. PMI provides direct marketing services to a variety of customers. The acquisition has been accounted for as a purchase using the equity method of accounting. Effective November 30, 1995 PMI sold substantially all of its operating assets net of operating liabilities back to a company owned by the former principals of PMI in exchange for a guaranty of payment on a note receivable held by Vista. The only assets and liabilities retained by PMI are certain automated telephone dialing and switching equipment and workstations (estimated fair value of $150) and the related capital lease liability (estimated fair value $208). The accompanying consolidated balance sheet includes these assets and the related capital lease liability. The accompanying statement of operations includes PMI's results of operations for the seven month period from the acquisition date to the date of disposition of substantially all the operating assets and liabilities of PMI.

The pro forma results of operations which follow assume that the acquisitions had occurred at the beginning of each period presented. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effects on the Company's historical results of operations for depreciation, interest and other purchase accounting adjustments related to the acquisitions. These results do not reflect any overhead costs which may be eliminated as a result of these acquisitions and the results are not necessarily indicative of the results that would have occurred if the transactions had occurred at the beginning of each period presented nor are the results indicative of future results.

                                    UNAUDITED

                                                                         Three month
                                                     Year ended         period ended         Year ended
                                                     December 30,        December 31,       September 30,
                                                        1995                1994               1994
                                                   ----------------   ----------------   ----------------
Sales                                              $     118,537        $      30,259      $     121,170
Net loss                                                 (18,803)                (871)            (1,855)
Proforma weighted average shares                       6,635,389             ,432,493          2,750,426
Net loss per common share                          $       (2.83)       $        (.25)     $        (.55)

                                  [LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT





The Board of Directors
Vista 2000, Inc.

We have audited the accompanying balance sheets of Vista 2000, Inc. as of September 30, 1994, and December 31, 1994, and the related statement of income
(loss), stockholders' equity (deficit), and cash flows for the year ended September 30, 1994 and the three month period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

On January 20, 1995, we originally reported on the September 30, 1994 financial statements referred to above. This report was issued prior to the discovery of the matters set forth in Note 13 to the financial statements, wherein revisions of amounts previously reported as of September 30, 1994, and for the year then ended are described.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Vista 2000, Inc. as of September 30, 1994, and December 31, 1994 and the results of its operations and its cash flows for the year and three month period, respectively then ended, in conformity with generally accepted accounting principles.



/s/ J. Allen Seymour, CPA, P.C.

Certified Public Accountants
Athens, Georgia
May 17, 1996

--------------------------------------------------------------------------------

VISTA 2000, INC.

--------------------------------------------------------------------------------

BALANCE SHEETS AS OF SEPTEMBER 30, 1994* AND DECEMBER 31, 1994

ASSETS:

                                                             * 9/30/94       12/31/94
                                                            ----------     ----------
CURRENT ASSETS:
  Cash and Cash Equivalents                                 $    4,235     $  448,517
  Accounts Receivable, Net of Allowance for Doubtful
    Accounts of $4,875 and $39,876, respectively                41,791         62,629
  Inventories                                                  624,207        688,338
  Prepaid Expenses                                              12,293         42,181
                                                            ----------     ----------
TOTAL CURRENT ASSETS                                           682,526      1,241,665
                                                            ----------     ----------

PROPERTY AND EQUIPMENT:
  Property and Equipment, at cost                              203,031        255,886
  Less: Accumulated Depreciation                                62,043         70,920
                                                            ----------     ----------
PROPERTY AND EQUIPMENT, NET                                    140,988        184,966
                                                            ----------     ----------

DEFERRED OFFERING COSTS                                        501,578         81,183
OTHER DEFERRED CHARGES                                          99,945         84,245
OTHER ASSETS                                                     4,672          5,172
                                                            ----------     ----------
TOTAL ASSETS                                                $1,429,709     $1,597,231
                                                            ----------     ----------
                                                            ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES:
  Short-Term Debt                                           $1,127,500             $0
  Current Portion of Long Term Debt                            346,729        543,056
  Accounts Payable                                           1,522,580        647,143
  Accrual for Loss Resulting From Questionable Sales           635,000              0
  Accrued Liabilities                                          286,467        263,833
                                                            ----------     ----------
TOTAL CURRENT LIABILITIES                                    3,918,276      1,454,032
                                                            ----------     ----------

LONG-TERM DEBT                                                 688,965        152,235
                                                            ----------     ----------

TOTAL LIABILITIES                                            4,607,241      1,606,267
                                                            ----------     ----------

STOCKHOLDERS' EQUITY
  Preferred Stock, $1.00 par value,
   authorized 500,000 shares,
   no shares issued and outstanding
  Common Stock, $.01 par value, authorized
   10,000,000 shares;
   issued and outstanding 3,281,226 shares                      21,312         32,812
  Paid-In Capital in Excess of Par Value                     2,054,950      7,029,828
  Accumulated Deficit                                       (5,253,794)    (6,275,893)
  Less: Treasury Shares and Warrants - at cost,
        69,200 shares and Warrants to acquire
        138,400 shares                                                       (795,783)
                                                            ----------     ----------
TOTAL STOCKHOLDERS' EQUITY                                  (3,177,532)        (9,036)
                                                            ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $1,429,709     $1,597,231
                                                            ----------     ----------
                                                            ----------     ----------

* AS REVISED.  SEE NOTE 13

--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

VISTA 2000, INC.

--------------------------------------------------------------------------------
STATEMENT OF INCOME
FOR THE YEAR ENDED SEPTEMBER 30, 1994* AND THE THREE-MONTH PERIOD ENDED
DECEMBER 31, 1994


                                                                           THREE-MONTH
                                                           * YEAR ENDED    PERIOD ENDED
                                                              9/30/94        12/31/94
                                                            ----------     ----------
NET SALES                                                     $136,678         $1,318
COST OF SALES                                                  313,888         25,843
                                                            ----------     ----------
GROSS MARGIN                                                  (177,210)       (24,525)
                                                            ----------     ----------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                 1,721,190        858,649

                                                            ----------     ----------
OPERATING INCOME (LOSS)                                     (1,898,400)      (883,174)
                                                            ----------     ----------

OTHER INCOME AND EXPENSE:
  Other Income                                                  45,000          4,080
  Interest Expense                                            (266,100)      (143,005)
                                                            ----------     ----------
TOTAL OTHER INCOME AND EXPENSE                                (221,100)      (138,925)
                                                            ----------     ----------


NET INCOME (LOSS)                                          ($2,119,500)   ($1,022,099)
                                                            ----------     ----------
                                                            ----------     ----------

NET LOSS PER COMMON SHARE                                       ($0.99)        ($0.36)
                                                            ----------     ----------
                                                            ----------     ----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   2,131,226      2,813,293
                                                            ----------     ----------
                                                            ----------     ----------





* AS REVISED.  SEE NOTE 13

--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

VISTA 2000, INC.

--------------------------------------------------------------------------------

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEAR ENDED SEPTEMBER 30, 1994* AND THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1994


                                                                      ADDITIONAL                                           NET
                                               COMMON STOCK            PAID-IN      ACCUMULATED     TREASURY STOCK     STOCKHOLDERS
                                          SHARES         DOLLARS       CAPITAL        DEFICIT       SHARES  DOLLARS  EQUITY(DEFICIT)
                                        -------------------------     ----------     ----------    ----------------     ----------

BALANCE, SEPTEMBER 30, 1993              2,131,226        $21,312     $2,054,950    ($2,893,603)                 $0      ($817,341)

  Distribution to Stockholders                                                         (240,691)                          (240,691)
  Net Loss as Revised, See Note 13                                                   (2,119,500)                        (2,119,500)
                                        -------------------------     ----------     ----------    ----------------     ----------
BALANCE SEPTEMBER 30, 1994               2,131,226        $21,312     $2,054,950    ($5,253,794)                 $0     (3,177,532)

  Proceeds, Net of Issuance Costs of
    $1,339,000 From Public
    Offering of Common Stock             1,150,000         11,500      4,974,878                                         4,986,378
  Acquisition of Treasury
    Stock & Warrants                                                                               69,200  (795,783)      (795,783)
  Net Loss                                                                           (1,022,099)                        (1,022,099)
                                        -------------------------     ----------     ----------    ----------------     ----------
BALANCE, DECEMBER 31, 1994               3,281,226        $32,812     $7,029,828    ($6,275,893)   69,200 ($795,783)       ($9,036)
                                        -------------------------     ----------     ----------    ----------------     ----------
                                        -------------------------     ----------     ----------    ----------------     ----------



* AS REVISED.  SEE NOTE 13

--------------------------------------------------------------------------------

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

VISTA 2000, INC.

--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED SEPTEMBER 30, 1994* AND THE THREE-MONTH PERIOD ENDED DECEMBER 31, 1994

                                                                    THREE-MONTH
                                                     * YEAR ENDED   PERIOD ENDED
                                                        9/30/94       12/31/94
                                                     ------------   ------------
CASH FLOWS FROM OPERATIONS
   Net Loss                                          ($2,119,500)   ($1,022,099)
   Add:  Charges Against Net Income Not Requiring
     the Outlay of Cash - Depreciation                    40,929          8,877
   Increase (Decrease) In:
     Accounts Payable                                   (146,503)      (875,437)
     Accrued Liabilities                                 837,049       (657,634)
   Decrease (Increase) In:
     Notes and Accounts Receivable                       157,185        (20,838)
     Deferred Charges                                    (99,945)       436,095
     Inventories                                         231,998        (64,132)
     Prepaid Expenses                                     31,466        (29,888)
     Other Assets                                                          (500)
                                                     -----------    -----------
TOTAL CASH FLOWS FROM OPERATIONS                     ($1,067,321)   ($2,225,556)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property and Equipment                   ($7,729)      ($52,855)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net Proceeds From (Repayment of)
     Short-Term Borrowings                               851,327     (1,127,500)
   Net Proceeds From Long-Term Debt                       24,109
   Principal Repayments on Long-Term Debt                              (340,403)
   Proceeds From Issuance of Common Stock                             6,350,000
   Offering Costs                                       (476,578)    (1,363,622)
   Increase in Accounts Payable Attributable to
     Deferred Offering Costs                             390,912
   Treasury Stock and Warrants Acquired                                (795,783)
                                                     -----------    -----------
                                                        $789,770     $2,722,692
                                                     -----------    -----------
TOTAL CASH FLOWS                                       ($285,280)      $444,281
CASH AT THE BEGINNING OF THE PERIOD                      289,515          4,235
                                                     -----------    -----------
CASH AT THE END OF THE PERIOD                             $4,235       $448,516
                                                     -----------    -----------
                                                     -----------    -----------

SUPPLEMENTAL DISCLOSURES:
   Interest Paid                                         $16,260       $392,844
                                                     -----------    -----------
                                                     -----------    -----------
   Income Taxes Paid                                          $0             $0
                                                     -----------    -----------
                                                     -----------    -----------

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Note Payable Issued For Patent Rights                   9,309
   Note Payable Issued For Excess Over Cost of
     Patent Rights                                       240,691
                                                     -----------    -----------
       Total                                            $250,000             $0
                                                     -----------    -----------
                                                     -----------    -----------


* AS REVISED.  SEE NOTE 13

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

--------------------------------------------------------------------------------

VISTA 2000, INC.

--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 1994 AND DECEMBER 31, 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - Vista 2000, Inc. ("the Company"), successor by merger to Firearm Safety Products, Inc. ("Firearm") was organized to design, develop, manufacture and market consumer products. Firearm was organized on December 19, 1991 as Triggerguard, Inc., a Georgia corporation. Effective August 10, 1992, the name of the Company was changed to Firearm Safety Products, Inc. Pursuant to a Plan and Agreement of Merger entered into October 20, 1993, Firearm was merged into VISTA 2000, Inc., ("Vista") a newly formed Delaware corporation. In conjunction with the plan of merger, Family Safety Products, Inc. ("FSPI"), a Georgia corporation was formed as a wholly owned subsidiary of the Company, and assets and operations were transferred to FSPI.

     PUBLIC OFFERINGS - On November 1, 1994, the Company completed a $5,500,000 public offering of 1,000,000 units, each unit consisting of one share of Company common stock and Series A Warrants to purchase two common shares. Each warrant entitles the holder to purchase, for a period of 48 months ending October 26, 1998, one share of common stock at an exercise price of $7.00 per share during the first 24 months and $10.00 per share thereafter, subject to adjustment in certain circumstances. In December, 1994, an additional 150,000 of the units, representing the underwriters' over-allotment option with respect to the offering, were sold. The proceeds of this offering totaled $6,350,000. Offering costs, which consisted of underwriting fees, and professional and consulting fees totaling $1,338,622, were offset against the total proceeds.

     CHANGE IN FISCAL YEAR - During 1995, the Company elected to change its fiscal year-end from September 30, to a 52/53 week year ending on the last Saturday in the calendar year.

     CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments, purchased with a maturity of three months or less, to be cash equivalents.

     REVENUE RECOGNITION - The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped.

     INVENTORIES - Inventories are stated at the lower of average cost or market.

     PROPERTY AND EQUIPMENT - Property and equipment are recorded at historical cost. Costs for maintenance, repairs, and minor replacements are expensed as incurred. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

          Machinery and Equipment. . . . . . . . . .   3 to 10 Years
          Office Furniture and Equipment . . . . . .   3 to 8 Years

     Depreciation expense for year ended September 30, 1994 and the three month period ended December 31, 1994 was $40,929 and $8,877, respectively.

     ADVERTISING - All advertising costs are charged to expense as incurred. For the year ended September 30, 1994 and the three month period ended December 31, 1994, advertising costs charged to expense were $65,002 and $37,364, respectively.

     INCOME TAXES - The Company accounts for income taxes using the asset and liability method as prescribed in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     RESEARCH AND DEVELOPMENT COSTS AND PRODUCT DEVELOPMENT COSTS - Research and development costs are expensed as incurred, and totaled $307,079 for the year ended September 30, 1994, and $36,017 for the three month period ended December 31, 1994.

     All product development costs are charged to expense as incurred until technological feasibility has been established for the product. Product development costs incurred after technological feasibility has been established are capitalized and amortized, commencing with product release, on a straight line basis over twelve months, or the estimated useful life of the product whichever is shorter. No product development costs were capitalized or amortized for the year ended September 30, 1994, or the three month period ended December 31, 1994.

     WARRANTY COSTS AND RETURNS - The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs applicable to warranty obligations and returns are classified as accrued liabilities and are not significant.

     NET LOSS PER COMMON SHARE - Net loss per share amounts are computed by dividing net loss for the period by the weighted average number of common shares and common equivalent shares outstanding. Fully diluted net income per common share is not disclosed because the effect of common stock equivalents would be antidilutive.

     USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial instruments include cash, cash equivalents, and long-term debt. The carrying value of cash and cash equivalents approximates the fair value due to the relatively short period to maturity of the instruments. The carrying value of the Company's long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

     RECLASSIFICATIONS - Certain amounts in the prior period financial statements have been reclassified to conform to the December 31, 1994 presentation.

2.   INVENTORIES

     As of September 30, 1994 and December 31, 1994, Inventories consisted of the following:

                                                         9/30/94       12/31/94
                                                       ---------      ---------
     Raw Materials . . . . . . . . . . . . . . . .     $ 676,755      $ 740,887
     Work in Progress. . . . . . . . . . . . . . .             0              0
     Finished Goods. . . . . . . . . . . . . . . .        30,722         30,722
                                                       ---------      ---------
        Total. . . . . . . . . . . . . . . . . . .       707,477        771,609
     Less:  Valuation and Return Allowance . . . .       (83,271)       (83,271)
                                                       ---------      ---------
        Net. . . . . . . . . . . . . . . . . . . .     $ 624,206      $ 688,338
                                                       ---------      ---------
                                                       ---------      ---------

3.   PROPERTY AND EQUIPMENT

     As of September 30, 1994 and December 31, 1994, Property and Equipment were as follows:

                                                         9/30/94       12/31/94
                                                       ---------      ---------
     Production Equipment. . . . . . . . . . . . .     $ 164,345      $ 210,771
     Office Furnishings and Equipment. . . . . . .        38,686         45,115
        Total at Cost. . . . . . . . . . . . . . .       203,031        255,886
                                                       ---------      ---------
     Less:  Accumulated Depreciation . . . . . . .       (62,042)       (70,920)
                                                       ---------      ---------
        Net. . . . . . . . . . . . . . . . . . . .     $ 140,988      $ 184,966
                                                       ---------      ---------
                                                       ---------      ---------

4.   DEFERRED OFFERING COSTS

     Deferred offering costs are issuance costs to be offset against proceeds from the sale of securities upon successful completion of a planned securities offering. During the three month period ended December 31, 1994, $501,376 in offering costs deferred as of September 30, 1994 were offset against the proceeds of the Company's initial public offering (See
     Note 9). As of December 31, 1994 deferred offering costs totaled $81,183. This amount was offset against the proceeds of a subsequent sale of stock (See Note 12).

5.   OTHER DEFERRED CHARGES

     In the year ended September 30, 1994, the Company entered into agreements with an advertising brokerage organization for the sale of certain products of the Company, with payment in the form of purchase credits, to be applied toward future advertising costs. The agreement allows the Company to utilize the credits, when combined with a cash payment, to purchase advertising media, products and/or services over a two year period and may be renewed for an additional twelve months. Revenue of $99,945 was recognized in this transaction which represented the cost to the Company of the inventory exchanged. Deferred advertising costs arising from the transaction will be amortized to advertising expense over the two year period of the agreement.

6.   SHORT TERM BORROWINGS:

     Short-term borrowings at September 30, 1994 included a bank note in the amount of $50,000, a loan from a stockholder of the company in the amount of $30,000, and additional short-term notes from unaffiliated individuals. All of these obligations were retired during the period October 1, 1994, through December 31, 1994. The weighted average monthly interest rate on the borrowings was 17.09% for the year ended September 30, 1994. As of September 30, 1994, the weighted average interest rate on the unpaid balance of these borrowings was 26.21%.

     Short Term Borrowings Consisted of the Following as of September 30, 1994 and December 31, 1994:

                                                         9/30/94       12/31/94
                                                     -----------    -----------
     Bank Note . . . . . . . . . . . . . . . . . .   $    50,000    $         0
     Stockholder Loan. . . . . . . . . . . . . . .        30,000              0
     Additional Short-Term notes . . . . . . . . .     1,047,500              0
                                                     -----------    -----------
        Total. . . . . . . . . . . . . . . . . . .   $ 1,127,500    $         0
                                                     -----------    -----------
                                                     -----------    -----------

7.   LONG TERM DEBT

     Long-term debt consisted of the following as of September 30, 1994 and December 31, 1994:

                                                         9/30/94       12/31/94
                                                     -----------    -----------
     15% Convertible Debentures Due in 1994. . . .   $   328,000    $         0
     8% Note Payable to a Former Employee
        in Quarterly Installments of $5,187
        (See Note 11). . . . . . . . . . . . . . .        14,960          5,183
     15% Demand notes payable to Officers of the
       Company (See Note 11) . . . . . . . . . . .       288,100        286,165
     10% Note payable to ADF, Inc., a Corporation
       Owned by a Family Member of the Chairman
       of the Board of Directors,
        Due June 28, 1996. . . . . . . . . . . . .       150,000        150,000
     Obligations Under a Capital Lease . . . . . .         4,634          3,944
     8% Note Payable (See Note 11) . . . . . . . .       250,000        250,000
                                                     -----------    -----------
        Totals . . . . . . . . . . . . . . . . . .     1,035,694        695,292
     Less:  Current Maturities . . . . . . . . . .   (   346,729)   (   543,057)
                                                     -----------    -----------
        Total, Net of Current Maturities . . . . .   $   688,965    $   152,235
                                                     -----------    -----------
                                                     -----------    -----------

     Scheduled principal payments of long-term debt and capital lease obligations are as follows:


        Year Ending December 31, 1997. . . . . . .   $   152,235
                                                     -----------
                                                     -----------

     Substantially all of the Company's inventory, property, and equipment have been pledged as collateral for the Company's long-term debt.

8.   LEASES

     The Company leases its office and operating facilities and certain equipment under operating lease agreements which expire on various dates and require the company to pay all maintenance costs. Rent expense under these leases was approximately $37,960 for the year ended September 30, 1994, and $14,211 for the three month period ended December 31, 1994.

     Commitments under noncancelable operating leases are summarized as follows:

          Year Ending
          December 31
          -----------
          1995 . . . . . . . . . . . . . . . . . . . . . . .  $ 26,282
          1996 . . . . . . . . . . . . . . . . . . . . . . .     8,086
                                                              --------
                    Total. . . . . . . . . . . . . . . . . .  $ 34,368
                                                              --------
                                                              --------

9.   STOCKHOLDERS' EQUITY (DEFICIT)

     COMMON STOCK SPLIT - On March 11, 1994, the Board of Directors authorized a one-for-two reverse common stock split. On November 30, 1993, the Board of Directors authorized a two-for-three reverse common stock split. All references to number of shares and to stock warrants as well as per share information have been adjusted to reflect the stock splits on a retroactive basis.

     COMMON STOCK WARRANTS - At December 31, 1994, warrants for the purchase of 36,408 shares of Company common stock, that were issued in conjunction with debentures sold by the Company, were issued and outstanding. The warrants may be exercised in whole or in part at any time during the two year period beginning on the second anniversary of the date of issue of the warrant after which they expire. In addition, in May 1994, the Company issued 235,598 of its 1994 Convertible Debenture Warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993, pursuant to their right of conversion. The 1994 Warrants provide for the purchase of one share of common stock at an exercise price of $2.50 per share and may be exercised for a three year period commencing 24 months from the date of issuance.

     Upon completion of the Company's public offering, the Company agreed to sell to the Underwriters as additional compensation, warrants to acquire units representing up to 100,000 shares of common stock at $9.08 per share, and up to 200,000 shares of common stock underlying the Series A Warrants at $11.55 per share.

     STOCK OPTION PLAN - On November 30, 1993, the Company adopted stock option plans providing for the issuance of options covering up to 550,000 shares of common stock to be issued to officers, directors or consultants to the Company

     On March 15, 1994, options to purchase 225,000 shares were granted to officers and directors of the Company with an exercise price of $6.05 vesting at the rate of 75,000 shares annually from September 30, 1995 through September 30, 1997.

     OPTIONS HELD BY FORMER EMPLOYEE - As a condition of separation from the Company, 83,333 shares of common stock originally issued to a former employee are held in escrow as collateral against the Company's obligation to the former employee (see Note 7). The Company granted to the President of the Company the right to purchase the 83,333 shares for $2,500 ($.03 per share) when the obligation to the former employee has been repaid.

     TREASURY STOCK AND WARRANTS - In November 1994, Greenway Capital Corporation ("Greenway"), managing underwriter for the Company's initial public offering, as agent for the Company (but without the

     Company's knowledge or consent), repurchased 187,280 units for a total cost of $1,325,388. Later in the month (again, without the Company's knowledge), Greenway resold 120,000 of the units at a total price of $532,431. In December 1994, approximately $204,000 was transferred to Company's operating account. The Company held the remaining units in treasury and utilized them in 1995 in connection with acquisition activity (See
     Note 12).

     In management's judgment, this unauthorized action by Greenway (which first came to the Company's attention on Friday, January 27, 1995) violates the underwriting agreement and other agreements between the Company and Greenway. The amount of any potential liability to the Company, or claim by the Company against Greenway Capital Corporation, resulting from these transactions, cannot be determined at this time. The Company has considered several courses of action to protect its interests, including legal proceedings against Greenway and its principals. However, due to the recent failure and subsequent liquidation of Adler Coleman Clearing Corporation, the clearing firm for Greenway, the Company does not feel, at this time, that further action would provide a reasonable return, though it continues to evaluate available options against Greenway and Adler Coleman.

     STOCK BUYBACK PROGRAM - On January 20, 1995, the Company announced a stock buyback program, where up to 200,000 shares of the Company's stock may be repurchased on the open market. The shares thus acquired were used in acquisition activities (See Note 12).

10.  INCOME TAXES

     At December 31, 1994, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5 million which are available to offset future federal taxable income, if any, through 2009. A valuation allowance has been provided for the deferred tax asset resulting from the net operating loss carryforwards. Other temporary differences are insignificant.

11.  RELATED PARTY TRANSACTIONS

     During fiscal 1993, patent rights with respect to certain of the Company's products were held by Blue Ridge Ventures, Inc. ("BRV"), a corporation which was owned beneficially by the President and the Chairman of the Board of the Company as of December 31, 1994. Pursuant to an agreement between BRV and the Company, the Company acquired these patent rights on October 1, 1993 for $250,000 payable October 1, 1995 with interest at 8% per annum. Under the terms of the agreement, the Company has the right to manufacture and market the products which utilize this patented technology. No future royalty payments will be due to BRV, and BRV has agreed to waive and forgive all amounts that would have been due under the licensing agreement through September 30, 1993. Accordingly, royalties of approximately $37,245 incurred by the Company in fiscal 1993 have been reported as additional contributed capital. The Company paid legal costs of approximately $12,715 in connection with the patent applications. The stockholders of BRV incurred expenses of approximately $9,300 in connection with the original issuance of the patent rights. The excess of the purchase price for the patent rights paid by the Company over the cost incurred by the stockholders of BRV was accounted for by the Company as a distribution to stockholders.

     The Company borrowed $288,100 from the President of the Company and the Chairman of the Board of Directors. These loans are due on demand, although lenders have agreed not to seek repayment prior to fiscal year 1997. Additionally, $150,000 was borrowed by the Company from a corporation owned by a family member of the Chairman. Interest expense on these notes was $9,519 in the year ended September 30, 1994, and $14,215 in the three month period ended December 31, 1994.

12.  SUBSEQUENT EVENTS

     CLASS ACTION LAWSUITS - Subsequent to December 30, 1995, the Company, together with certain officers, directors and third parties, has been named as a defendant in fifteen (15) class action lawsuits filed by stockholders of the Company in the United States District Court for the Northern District of Georgia. The lawsuits allege that the Company violated the Federal Securities Laws, particularly Sections 10-b and 20-a of the Securities Exchange Act of 1934, as amended, and the rules and regulations, including Rules 10-b-5 thereunder, as well as common law claims. All plaintiffs are seeking certification of class action status. The allegations collectively assert class action on behalf of persons who purchased Company stock between the dates of its initial public offering on or about August 1, 1994, and April 15, 1996. The courts have not yet ruled on these class action motions. An estimate cannot be made at this time as to the possible range of loss. The Company intends to defend its position vigorously in all matters; however, management and legal counsel are unable to determine the possible outcome of these matters at this time. Accordingly, no liability for possible losses has been accrued for these matters.

     SEC INVESTIGATION - In April, 1996, the Company was notified by the Securities and Exchange Commission ("SEC") that it had commenced an informal investigation of the Company. The Company has responded to the SEC's request for initial information and will continue to cooperate with the SEC in these matters. The Company cannot predict the eventual outcome of this investigation. Independently, the Company through its Audit Committee has conducted an internal investigation of the facts and circumstances surrounding the investigation.

     DEBT CONVERSION AGREEMENTS - During 1995, the Company entered into debt conversion agreements with officers or affiliates of officers whereby outstanding debt, plus accrued interest, totaling $720,000 was converted into 450,000 shares of common stock. The conversion share price of $1.60 was equal to approximately 85% of the market value of the stock at the time of approval by the Board of Directors.

     STOCK OFFERINGS - During 1995 the Company completed four preferred stock offerings and one common stock offering pursuant to the exemption from registration under Regulation S of the Securities Act of 1933. Approximately $24,296,000 and $6,787,000, net of issuance costs, were raised through the preferred stock offerings and the common stock offerings, respectively.

     During the first quarter of 1996, the Company raised approximately $21,200,000 through two separate convertible preferred stock offerings issued pursuant to Regulation S of the Securities Act of 1933. The net proceeds of these offerings were used for investment in inventories and production equipment and funding of the general working capital needs of the Company.

     STOCK WARRANTS - During 1995, the Company issued warrants to various consultants to acquire up to 645,529 common shares at prices per share ranging from $2.00 to $12.00. A $40,000 expense was recorded during 1995 reflecting the excess of the market price of the Company's common shares as of the agreement date over the exercise price of the warrants. During 1995, warrants were exercised to acquire 250,000 of these common shares.

     STOCK OPTION PLANS - During 1995, the Company adopted stock option plans providing for the issuance of options covering up to 1,450,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. For options granted at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods. This resulted in charges to income in 1995 of approximately $900,000.

     EMPLOYEE STOCK PURCHASE PLAN - Subsequent to December 31, 1994, the Board approved the adoption of an Employee Stock Purchase Plan and authorized the Company to reserve 2,000,000 for this plan.

     COMMON STOCK ISSUED FOR SERVICES IN LIEU OF CASH - Subsequent to
     December 31, 1994, the Company issued 280,000 shares of common stock to various consultants at per share market values at the agreement dates ranging from $1.88 to $2.06. During 1995, in connection with the issuance of these shares, the Company recorded professional fees totaling $560,000.

     SERIES CONVERTIBLE PREFERRED STOCK - Subsequent to December 31, 1994, the Company designated 142,000 of its 500,000 authorized preferred shares as follows:

                            Shares Authorized   Liquidation Preference Per Share
                            -----------------   --------------------------------
          Series A               100,000                   $   100
          Series B                20,000                   $ 1,000
          Series C                 2,000                   $10,000
          Series D                20,000                   $ 1,000

     The remaining 358,000 authorized preferred shares have not been designated as a series.

     The preferred stock is convertible into Company common stock based on the trading value of the stock (discounted at 18% to 20%) on the conversion dates declared by the holder of the preferred stock. The preferred stock is convertible at various times after issuance, but generally within 60 to 120 days.

     The Company may not pay any common stock dividends unless all preferred dividends have been paid. Any remaining preferred shares will automatically convert to common shares at various times in 1997.

     ACQUISITIONS AND DISPOSITIONS - Subsequent to December 31, 1994, the Company completed four acquisitions and made one disposition which are summarized below:

     Effective September 30, 1995, the Company acquired approximately 96% of the outstanding common stock of American Consumer Products ("ACPI") through a cash tender offer totaling approximately $13,834,000, exclusive of acquisition costs. ACPI manufactures and distributes consumer hardware products including key blanks, related key accessories, knives, letters, numbers, signs, gloves and pet products, as well as other items.

     Effective July 31, 1995, the Company acquired all of the outstanding common stock of Alabaster Industries, Inc. ("Alabaster") in exchange for 400,000 shares of common stock issued by Vista valued at $2 per share or $800,000, exclusive of acquisition costs. Alabaster manufactures and distributes injection molded plastic products for the housewares industry.

     Effective June 30, 1995, the Company acquired all of the outstanding common stock of Intelock Technologies ("Intelock") in exchange for 219,200 shares of common stock of Vista and warrants to acquire 138,400 common shares of Vista, together valued at $1,097,000, exclusive of $5,000 cash paid and acquisition costs. Intelock manufactures and distributes digital locking devices.

     Effective May, 1995, the Company acquired all of the outstanding common stock of Promotional Marketing, Inc. ("PMI"), and executed a non-competition agreement with former principals of PMI, for a total of $610,000, exclusive of acquisition costs. PMI provides direct marketing services to a variety of customers. Effective November 30, 1995, PMI sold substantially all of its operating assets, net of operating liabilities, back to a company owned by the former principals of PMI in exchange for a guaranty of payment on a note receivable held by the Company.

13.  RESTATEMENT OF FINANCIAL STATEMENTS FOR THE YEAR ENDED SEPTEMBER 30, 1994.

     The audited financial statements previously issued for the year ended September 30, 1994, have been restated to correct two prior period accounting adjustments. First, previously recognized revenue for the sale of an exclusive license agreement for one of the Company's products, consideration for which was substantially in the form of a $1,155,000 note receivable, has been reversed as a result of a 1996 investigation initiated by the Audit Committee of the Board of Directors. The investigation revealed that the license agreement transaction and the related note had no business substance. Second, $635,000 of previously reported sales have been reversed also as a result of the Audit Committee investigation referred to above. These sales transactions were determined to have been fictitious. These two prior period adjustments resulted in a reduction of revenue, an increase in net loss and an increase in accumulated deficit, all in the amount of $1,790,000.

14.  CONTINGENT LIABILITIES

     The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of commercial disputes. Company management and its counsel are of the opinion that no material liability will result from these matters.



                         * * * * * * * * * * * * * * * *


--------------------------------------------------------------------------------

INDEX TO EXHIBITS


(2) Plan of Acquisition, Reorganization, Arrangements, Liquidation or Succession. Not applicable.

(3)      (i)  Articles of Incorporation

3.1(a)        Certificate of Incorporation (Exhibit 3.1)

         (ii) By-Laws

3.2(a)        By-Laws (Exhibit 3.2)

(4)      Instruments defining rights of security holders, including indentures

4.1(c)        Specimen of Common Stock Certificate (Exhibit 4.1)

4.2(a)        Form of Warrant Agreement covering Series A Warrants (Exhibit 4.2)

4.3(c)        Specimen of Series A Warrant (Exhibit 4.3)

4.4(b) Form of Preferred Stock Certificate covering Series A Preferred Stock (Exhibit 4.1)

4.5(b) Form of Preferred Stock Certificate covering Series B Preferred Stock (Exhibit 4.2)

4.6(b) Form of Preferred Stock Subscription Agreement covering Series B Preferred Stock (Exhibit 4.3)

4.7(b) Form of Preferred Stock Certificate covering Series C Preferred Stock (Exhibit 4.4)

4.8(b) Form of Preferred Stock Certificate covering Series D Preferred Stock (Exhibit 4.5)

4.9(b) Form of Preferred Stock Subscription Agreement covering Series D Preferred Stock (Exhibit 4.6)

(9)      Voting Trust Agreement
              Not applicable.

(10)     Material Contracts

10.1(a) Lease Agreement, dated January 5, 1993 between Roswell Business Centers Associates, LP and the Company as amended. (Exhibit 10.1)

10.2(a) Patent Rights Purchase Agreement, dated October 1, 1993 between Blue Ridge Ventures, Inc. and the Company. (Exhibit 10.2)

10.3(a)       1993 Incentive Stock Option Plan (Exhibit 10.4)

10.4(b)       1993 Non-Employee Director Stock Option Plan, as amended. (Exhibit
              10.2)

10.5(a) Form of Series 1992B 15% Subordinated Debenture, as amended. (Exhibit 10.8)

10.6(a)       Form of 1992B Warrant to Purchase Common Stock. (Exhibit 10.9)

10.7(a) Form of Series 1993A 15% Subordinated Convertible Debenture. (Exhibit 10.10)

10.8(a)       Form of 1993A Warrant to Purchase Common Stock.  (Exhibit 10.11)

10.9(d) Form of Employment Agreement to be entered into between the Company and Robert M. Fuller, Richard P. Smyth and Norman W. Wicks, respectively. (Exhibit 10.12)

10.10(a) Nonstatutory Stock Option Agreement dated December 1, 1993 between Robert M. Fuller and the Company. (Exhibit 10.27)

10.11(a) Nonstatutory Stock Option Agreement dated December 1, 1993 between Richard P. Smyth and the Company. (Exhibit 10.28)

10.12(a) Nonstatutory Stock Option Agreement dated December 1, 1993 between Norman W. Wicks and the Company. (Exhibit 10.29)

10.13(b) Prospectus for the Company's 1993 Incentive Stock Option Plan and 1993 Non-Employee Director Stock Option Plan. (Exhibit 10.1)

10.14(b) First Amendment to the Company's 1993 Incentive Stock Option Plan. (Exhibit 10.1)

10.15(b) Employment Agreement between the Company and Arnold E. Johns, Jr. (Exhibit 10.4)

10.16(b) Employment Agreement between the Company's subsidiary, American Consumer Products, Inc., and Richard Bern. (Exhibit 10.5)

10.17(b) Employment Agreement between the Company's subsidiary, Alabaster Industries, Inc., and Daniel A. Norris. (Exhibit 10.6)

10.18(b) Employment Agreement between the Company's subsidiary, American Consumer Products, Inc., and Stephen W. Cole. (Exhibit 10.7)

(11)     Statement re Computation of Per Share Earnings

11.1 Statement re computation of per share earnings is included herein as Exhibit 11.1 of this Report.

(12)     Statements re Computation of Ratios
         Not applicable.

(13) Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders
         Not applicable.

(16)     Letter re Change in Certifying Accountant
         Not applicable.

(18)     Letter re Change in Accounting Principles

         Not applicable.

(21)     Subsidiaries of the Registrant

21.1 Subsidiaries of the Registrant are listed on Exhibit 21.1 included in this Report.

(22)     Published Report Regarding Matters Submitted to a Vote of Security
         Holders

22.1(b) Proxy Statement for Special Meeting of Stockholders to be held December 18, 1995. (Exhibit 20.1)

(23)     Consents of Experts and Counsel
         Not applicable.

(24)     Power of Attorney
         Not applicable.

(27)     Financial Data Schedule (Filed only by Electronic Filers)

27.1          Financial Data Schedule

(28)     Information from Reports Furnished to State Insurance Regulatory
         Authorities
         Not applicable.

(99)     Additional Exhibits
         None.

----------
(a) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No.
     33-73118-A). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

(b) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 8-K dated June 9, 1996. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 8-K.

(c) Exhibit previously filed as part of and is incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SC-2 (Registration No. 33-73118-A). The exhibit number contained in parenthesis refers to the exhibit numbers in such Registration Statement.

(d) Exhibit previously filed as part of and is incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SC-2 (Registration No. 33-73118-A). The exhibit number contained in parenthesis refers to the exhibit numbers in such Registration Statement.