Form 10-Q
period 1996-03-30
VISTA 2000 INC
filed 1997-05-01
CIK 916802

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended            March 30, 1996
                                                            --------------
                            Commission File No.                0-23204


                               VISTA 2000, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)


Delaware                                                      58-1972066
--------                                                      ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                            Identification No.)

                            736 Johnson Ferry Road
                           Marietta, Georgia 30068
                           -----------------------
                   (Address of principal executive offices)

                                (770) 971-4344
                       (Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes No x

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Class                               Outstanding at  March 30, 1996
-----                               -------------------------------
Common Stock, $.01 par value                   14,298,595

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

                                     Vista 2000, Inc. and Subsidiaries
                                        CONSOLIDATED BALANCE SHEETS
                                          (Dollars in thousands)

                                                  ASSETS

                                                                          March 30, 1996        December 30,
                                                                           (Unaudited)              1995
                                                                         ----------------------------------
Current Assets
      Cash and cash equivalents                                              $      4,791          $    871
      Accounts receivable, net of allowance for doubtful
        accounts and returns of $1,815 and $2,230, respectively                    14,270            15,910
      Inventories                                                                  39,273            33,378
      Prepaid expenses                                                                223               217
      Other current assets                                                          1,495             1,174
                                                                         -----------------------------------
           Total current assets                                                    60,052            51,550
                                                                         -----------------------------------

Property and Equipment, at cost                                                    16,093            13,721
       Less: accumulated depreciation                                               1,183               680
                                                                         -----------------------------------
           Net property and equipment                                              14,910            13,041
                                                                         -----------------------------------

Other Assets                                                                        3,950               720
                                                                         ===================================
                                                                              $    78,912          $ 65,311
                                                                         ===================================


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Current portion of long-term debt
                                                                              $       522          $    607
      Accounts payable                                                             10,470            12,542
      Accrued payroll and related expenses                                          3,317             4,053
      Accrued liabilities                                                           2,985             3,955
                                                                         -----------------------------------
           Total current liabilities                                               17,294            21,157
                                                                         -----------------------------------

Long-term debt, net of current portion                                             22,202            23,029

Commitments and Contingencies

Stockholders' Equity
Preferred stock $1 par value, 500,000 shares authorized,
  14,280 and 18,418 shares issued and outstanding, respectively                    12,734             5,981
Common stock, $.01 par value, authorized 50,000,000 shares,
   issued and outstanding, 14,298,595 and 11,626,475 , respectively                   143               116
Additional paid-in capital                                                         53,225            36,201
Accumulated deficit                                                              (25,900)          (20,939)
Currency translation                                                                 (16)              (19)
                                                                         -----------------------------------
                                                                                   40,186            21,340
Less: treasury shares and warrants - at cost                                          770               215
                                                                         -----------------------------------
      Total Stockholders' equity                                                   39,416            21,125
                                                                         -----------------------------------
                                                                              $    78,912          $ 65,311
                                                                         ===================================

The accompanying notes are an integral part of these statements.

                                     VISTA 2000, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Dollars in thousands except per share data)


                                                                               Quarter ended       Quarter ended
                                                                              March 30, 1996    March 31, 1995 (as
                                                                                (Unaudited)          restated)
                                                                           ----------------------------------------

Net Sales                                                                   $     28,103          $       38

Cost of Sales                                                                     21,530                 236
                                                                           ----------------------------------------

Gross profit (loss)                                                                6,573                (198)

Operating expenses                                                                11,093               1,119
                                                                           ----------------------------------------

     Operating loss                                                              (4,520)              (1,317)

Other income and (expense)
          Interest expense                                                         (519)                 (27)
          Other income (expense), net                                                78                    -

                                                                           ========================================
          Net loss                                                           $   (4,961)           $  (1,344)
                                                                           ========================================

Weighted average shares outstanding                                          12,880,938            3,600,785

Loss per common share:
     Net loss
                                                                             $    (0.39)           $  (0.37)
                                                                            ========================================




The accompanying notes are an integral part of these statements.


                                                                    Vista 2000, Inc. and Subsidiaries
                                                        Consolidated Statement of Stockholders' Equity (Deficit)
                                                                       Quarter ended March 30, 1996
                                                                  (Dollars and share amounts in thousands)


                                                                            Preferred Stock
                                           ----------------------------------------------------------------------------------


                                                 Series A            Series B            Series C             Series D
                                            Shares    Dollars    Shares    Dollars   Shares    Dollars    Shares    Dollars
                                           -------------------------------------------------------------------------------------
Balance at December 30, 1995                     15   $ 1,439       1      $  1,230       -    $   1,372       2     $  1,940

Issuance of common stock net of issue costs

Issuance of preferred stock net of issue costs                                                                20       19,400

Coversions of preferred stock to common         (13)   (1,194)     (1)       (1,230)      -         (183)    (10)     (10,040)
stock
Acquisition of treasury stock

Exercise of stock options

Exercise of warrants

Compensatory stock options

Foreign currency translation adjustment

Net (Loss)

                                           =====================================================================================
Balance at March 30, 1996                          2    $  245        -      $      -      -      $  1,189     12     $ 11,300
                                           =====================================================================================


                                                                      Treasury
                                                                     Stock and       Additional
                                               Common Stock           Warrants        Paid-in   Accumulated
                                             Shares    Dollars    Shares    Dollars   Capital    (Deficit)
                                           -------------------------------------------------------------------

Balance at December 30, 1995                  11,626  $  116     (71)      $  (215)   $ 36,201    $ (20,939)

Issuance of common stock net of issue costs      300       3                            1,797

Issuance of preferred stock net of issue costs

Coversions of preferred stock to common        1,715      17                           12,630
stock
Acquisition of treasury stock                                     (45)        (555)

Exercise of stock options                        638       7                              991

Exercise of warrants                              20                                       40

Compensatory stock options                                                              1,566

Foreign currency translation adjustment

Net (Loss)                                                                                         (4,961)


                                              ====================================================================
Balance at March 30, 1996                     14,299   $   143    (116)      $  (770)   $ 53,225    $(25,900)
                                              ====================================================================


                                              Cumulative         Total
                                              Translation     Stockholders'
                                              Adjustment    Equity (Deficit)
                                              ------------------------------
Balance at December 30, 1995                  $   (19)       $   21,125

Issuance of common stock net of issue costs
                                                                  1,800
Issuance of preferred stock net of issue costs
                                                                 19,400
Coversions of preferred stock to common
stock                                                                 -
Acquisition of treasury stock
                                                                   (555)
Exercise of stock options
                                                                    998
Exercise of warrants
                                                                     40
Compensatory stock options
                                                                  1,566
Foreign currency translation adjustment              3
                                                                      3
Net (Loss)
                                                                 (4,961)
                                              ===========================
Balance at March 30, 1996                      $    (16)        $ 39,416
                                              ===========================

The accompanying notes are an integral part of this statements

                                      VISTA 2000, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Dollars in thousands)

                                                                                Quarter ended       Quarter ended
                                                                               March 30, 1996    March 31, 1995 (as
                                                                                 (Unaudited)          restated)
                                                                           ----------------------------------------
Cash flows used by operating activities:
     Net loss                                                                  $   (4,961)         $   (1,344)
     Adjustments to reconcile net loss to net cash used by operations:
          Depreciation                                                                503                  10
          Loss on disposal of property and equipment                                    -                   -
          Stock based compensation expense                                          1,566                 500
          (Increase) decrease in operating assets:
                Accounts receivable                                                 1,640                  (1)
                Inventories                                                        (5,895)                122
                Prepaid expenses and other current assets                            (327)                 (6)
                Deferred charges and other assets                                    (385)               (209)
                Other Assets                                                            -                   -
          Increase (decrease) in operating liabilities:
                Accounts Payable                                                   (2,072)               (174)
                Accrued liabilities                                                (1,706)                (36)
                                                                           ----------------------------------------
                     Net cash used by operating activities                        (11,637)             (1,138)
                                                                           ----------------------------------------

Cash flows used by investing activities:
          Purchases of property and equipment                                      (2,372)                (84)
          Deposit on real property under contract for purchase                     (2,845)                  -
                                                                           ----------------------------------------
               Net cash used by investing activities                               (5,217)                (84)
                                                                           ----------------------------------------

Cash flows provided by financing activities:
     Net proceeds (payments) from short-term borrowings                              (800)                  -
     Net proceeds (payments) from long-term debt                                     (112)                110
     Proceeds from issuance of common stock, net of issue costs                     1,800                 825
     Proceeds from issuance of preferred stock, net of issue costs                 19,400                   -
     Proceeds from exercise of stock options and warrants                           1,038                   -
     Purchase of treasury stock                                                      (555)                (85)
                                                                           ----------------------------------------
               Net cash provided by financing activities                            20,771                850
                                                                           ----------------------------------------

Effect of exchange rates on cash and cash equivalents                                    3                  -
                                                                           ----------------------------------------

Net increase (decrease) in cash during period                                        3,920               (372)
Cash and cash equivalents at the beginning of the period                               871                449
                                                                           ========================================
Cash and cash equivalents at the end of the period
                                                                               $     4,791             $   77
                                                                           ========================================

Supplemental disclosure:
     Interest paid
                                                                               $       519             $   31

Noncash investing and financing activities:
     Conversion of debt to common stock
                                                                               $         -             $   720

The accompanying notes are an integral part of these statements.

                   Vista 2000, Inc. And Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 30, 1996
     (Dollar amounts in thousands except share and per share data)


(1) Summary of Significant Accounting Policies

Principles of Consolidation
      The accompanying consolidated financial statements as of March 30, 1996 and for the quarter then ended include the accounts of Vista 2000, Inc. and its wholly-owned subsidiaries, ACPI, Alabaster, FSPI and Intelock. The accompanying consolidated financial statements as of March 31, 1995 and for the quarter then ended include the accounts of Vista 2000, Inc. and FSPI. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Income Taxes
      The Company accounts for income taxes under the asset and liability method, in accordance with Statement of Financial Accounting Standards Number 109 ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when utilization of such asset is not reasonably assured.

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

Stock Based Compensation
      The Company's Stock Option Plans are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.

Unaudited Interim Financial Information
      The interim financial information as of and for the three months ended March 30, 1996 is unaudited and reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for these interim periods are not necessarily indicative of the results of a full year.

                   Vista 2000, Inc. And Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 30, 1996
     (Dollar amounts in thousands except share and per share data)



(2)  Prior Period Adjustments and Form 10-QSB Amendments

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

      The quarterly amounts included in this form 10-Q for the comparative quarter ended March 31, 1995, have been restated to exclude the operating results of PMI, whose dates of acquisition had been incorrectly reported in the previously issued form 10-QSB dated March 31, 1995. Additionally, FSPI sales were overstated by $149 due to the improper recording of advertising revenue and cost of goods sold was understated by $199 due to an unrecorded increase in inventory reserves. These restatements resulted in the following changes in the amounts previously reported in the form 10-QSB issued for the quarter ended March 31, 1995.

                                                      As                As
                                                   restated          reported
                                                   --------          --------
       Current assets                              $    755         $   1,821
       Property and equipment - net                     259               743
       Other assets                                     379             3,232
       Current liabilities                              701             1,220
       Long-term debt                                    85               418
       Additional paid-in capital                     9,061             7,055
       Accumulated deficit                           (7,620)           (2,967)
       Sales                                             38             1,837
       Cost of goods sold                               236             1,406
       Operating expenses                             1,119               119
       Net income (loss)                             (1,344)              279
       Net income (loss) per common share $           (0.37)       $     0.11

(3) Inventories

         Inventories consist of the following at March 30, 1996:

                  Raw materials                                 $12,879
                  Work-in-process                                 4,838
                  Finished goods                                 24,874
                  Reserve for obsolescence                       (3,318)
                                                               ---------
                                                                $39,273
                                                               =========

                   Vista 2000, Inc. And Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 30, 1996
     (Dollar amounts in thousands except share and per share data)



(4) Stockholder's Equity (Deficit)

      During the quarter ended March 30, 1996 the Company completed preferred stock and common stock offerings pursuant to the exemption from registration under Regulation S of the Securities Act of 1933. $19,400 and $1,800, net of issuance costs, were raised through the preferred stock and the common stock offerings, respectively.

      The company issued, during 1995, warrants to various consultants to acquire up to 645,529 common shares at prices per share ranging from $2.00 to $12.00. As of December 30, 1995, there were 395,529 of these warrants issued and outstanding. During the quarter ended March 30, 1996, there were 20,000 of these warrants exercised. This leaves 375,529 of these warrants issued and outstanding at March 30, 1996.

      Upon completion of the Company's initial public offering, the Company agreed to sell to the underwriters warrants to acquire up to 100,000 shares of common stock at an exercise price per share of $9.08. Each common share carried two (2) warrants for the purchase of up to 200,000 shares of the Company's common stock at $11.55 per share.

      During the Company's initial public offering, which occurred in October, 1994, there were warrants issued for the purchase of 2,300,000 shares of the Company's common stock. For the first two years after issuance the exercise price per share was $7.00. During the subsequent two year period ending October 26, 1998, the exercise price increases to $10.00 per share. As of March 30, 1996, all of these warrants were issued and outstanding.

      In March 1994, the Company issued 235,598 of its 1994 Convertible Debenture Warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993 pursuant to their right of conversion. The 1994 Warrants provide for the purchase of one share of common stock at an exercise price of $2.50 per share and may be exercised for a three year period commencing 24 months from the date of issuance, which was March 1994. As of March 30, 1996, all of these warrants were issued and outstanding.

      On March 11, 1994, the Board of Directors authorized a one-for-two reverse common stock split. On November 30, 1993, the Board of Directors authorized a two-for-three reverse common stock split. All references to number of shares and to stock warrants as well as per share information have been adjusted to reflect the stock splits on a retroactive basis.

      Warrants for the purchase of 36,408 shares of Company common stock that were issued during 1993 in conjunction with debentures sold by the Company were issued and outstanding at December 30, 1995. During the quarter ended March 30, 1996, there were 10,323 of these warrants which expired. This leaves 26,085 warrants, which carry an exercise price of $9.00 each, and may be exercised in whole or in part at any time during the two year period ending January 1997.

                   Vista 2000, Inc. And Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 30, 1996
     (Dollar amounts in thousands except share and per share data)


(4) Stockholder's Equity (Deficit)-continued

      The Company has adopted stock option plans providing for the issuance of options covering up to 1,450,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. For options granted at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods. This resulted in charges to operating expense amounting to $1,566 for the quarter ended March 30, 1996.

      During 1995, the board approved the adoption of an Employee Stock Purchase plan and authorized the Company to reserve 2,000,000 shares for this plan.

Stock Options

Stock option transactions during the quarter ended March 30, 1996 are summarized as follows:

      Outstanding at December 30, 1995             1,550,950
        Granted                                      335,000
        Exercised                                   (637,549)
        Canceled                                    (105,000)
                                                  ------------
      Outstanding at March 30, 1996                1,143,401
                                                  ============

      Range of exercise price - $1.25 to $8.875 per share

      The issuance of options and exercise of certain options resulted in the recording of $1,566 of compensation expense during the quarter ended March 30, 1996.

Series Convertible Preferred Stock

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

                   Vista 2000, Inc. And Subsidiaries
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 30, 1996
     (Dollar amounts in thousands except share and per share data)



(4) Stockholder's Equity (Deficit)-continued

      The preferred stock is convertible into Company common stock based on a formula defined in the several subscription agreements. The preferred stock is convertible at various times after its issuance. The conversion price is based on a discount to the market price of the Company's common stock on the date of conversion. Because the Company's common stock has been delisted by NASDAQ, there is uncertainty as to the number of shares of the Company's common stock required to be issued in a preferred stock conversion.

      The Company may not pay any common stock dividends unless all preferred stock dividends have been paid.

(5) Related Party Transactions

   ACPI leases two facilities from two partnerships in which the CEO and President of ACPI, Stephen Cole and Rick Bern, are partners. One building houses ACPI's corporate headquarters and certain manufacturing and distribution operations. The other building houses certain warehousing and distribution operations of an ACPI subsidiary. The leases have initial lease terms expiring in 1999 and 2001 and three five-year renewal options. In accordance with a 1995 agreement, the Company made a cash deposit payment to acquire these two facilities during the quarter ended March 30, 1996 of approximately $2,845. The balance of the approximate $7,000 purchase price is to be satisfied through the assumption or refinance of certain mortgage liabilities by the Company.

   At March 30, 1996 the Company has a note receivable, in the amount of $800 outstanding from Richard Smyth, the Chairman on that date. The note is fully reserved pending final settlement of the legal complaint filed by the Company, against Mr. Smyth, on July 17, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      All statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under " "Management" Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the general strength or weakness of the consumer products industry and the pricing policies of competitors. All subsequent written and oral forward-looking statements attributable to Vista or persons acting on the behalf of Vista are expressly qualified in their entirety by such Cautionary Statements.

  Sales and Cost of Sales

      1996 Compared to 1995 Total revenues in the quarter ended March 30, 1996 were $28,103,000 versus $38,000 for the quarter ended March 31, 1995. The increase is substantially attributable to the 1995 acquisitions of ACPI, Alabaster and Intelock subsequent to March 31, 1995. In addition operations and sales of FSPI commenced during the third quarter of 1995. Cost of sales for the March 1996 period were $21,530,000 compared to a cost of sales in the 1995 period of $236,000. 1996 gross margins are approximately 23%. ACPI contributed approximately 87% of consolidated revenues during March 1996 quarter.

  Operating expenses

      Operating expenses (selling, general and administrative expenses) totaled $11,093,000 for the quarter ending March 30, 1996, as compared to $1,119,000 for the same quarterly period of 1995. The increase is substantially attributable to the 1995 acquisitions of ACPI, Alabaster and Intelock subsequent to March 31, 1995. In addition operations and sales of FSPI commenced during the third quarter of 1995.

      Significant components of operating expenses included non-cash stock compensation expense of $1,566,000 and provision for non-collection of a note receivable from Richard Smyth, the Chairman on that date, of approximately $800,000.

Liquidity and Capital Resources

      As of the March 1996 quarter the Company had $4,791,000 in cash and equivalents, obtained primarily through Regulation S securities offerings of preferred stock and common stock during the quarter. The total raised, net of issuance costs, of these offerings was approximately $21,200,000. The majority of the balance of the proceeds was used to fund working capital needs of the Company, primarily related to the buildup of inventories at FSPI, and for the purchase or refurbishment of production equipment, primarily at FSPI and Alabaster. Management is actively reducing general overhead costs and is exploring a variety of financing alternatives to raise cash.

       Under the ACPI revolving line of credit, which extends through April 1997, the maximum amount of the line was $29,900,000. The line availability as of March 30, 1996 was $25,700,000 and the amount actually drawn down under the line was $21,800,000.

PART II. --OTHER INFORMATION

Item 1.  Legal Proceedings

      From time to time, the Company is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing lawsuits would have a material adverse effect on its business.



Item 2.  Changes in Securities

      There have been no material modifications in the instruments defining the rights of shareholders. None of the rights evidenced by the shares of the Company's common stock have been materially limited or qualified by the issuance or modification of any other class of securities.

Item 3.  Defaults Upon Senior Securities

      There have been no material defaults in the payment of principal, interest, sinking fund installment or any other material default not cured within 30 days, with respect to any indebtedness of the Company exceeding five percent (5%) of the total assets of the Company.

Item 4.  Submission of Matters to a Vote of Security holders

      During the period covered by this report, no matters were submitted to the vote of the Security holders of the Company.

Item 5.  Other Information

      On June 7, 1996, Vista elected six (6) new directors to its Board of Directors bringing the total number of Directors to nine (9). These new Directors had not previously been associated with the Company, other than as stockholders. On July 17, 1996, the remaining three (3) original Directors resigned their positions. Their positions have not been subsequently filled. On November 12, 1996, one (1) of the new directors resigned leaving five (5) directors currently serving on the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K

      (a) See Index to Exhibits.

      (b) There were no Forms 8-K filed during the three months ended March 30, 1996.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VISTA 2000, INC.


Dated: April 18, 1997              By:  /s/ G. Louis Graziadio, III
       ---------------------            ---------------------------
                                          G. Louis Graziadio, III
                                          Chief Executive Officer (principal
                                            executive officer)



Dated: April 18, 1997              By:  /s/ Larry C. Cobb
       ---------------------            ---------------------------
                                          Larry C. Cobb
                                          Interim Chief Financial Officer
                                            (principal financial officer)

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

10.11(a) Nonstatutory Stock Option Agreement dated December 1, 1993 between Richard P. Smyth and the Company. (Exhibit 10.28)

10.12(a) Nonstatutory Stock Option Agreement dated December 1, 1993 between Norman W. Wicks and the Company. (Exhibit 10.29)

10.13(b) Prospectus for the Company's 1993 Incentive Stock Option Plan and 1993 Non- Employee Director Stock Option Plan. (Exhibit 10.1)

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

10.19     Employment Agreement between the Company and Robert E. Altenbach.

(11)      Statement re Computation of Per Share Earnings

11.1      Statement re computation of per share earnings is included herein as
          Exhibit 11.1 of this Report.

(15) Letter re Unaudited Interim Financial Information Incorporated by reference, see Page 7 of this Form 10-Q for the Quarter ended March 30, 1996.

(18)      Letter re Change in Accounting Principles Not applicable.

(19)      Report Furnished to Security Holders Not applicable.

(21)      Subsidiaries of the Registrant

21.1(e)   Subsidiaries of the Registrant. (Exhibit 21.1)

(23)      Consents of Experts and Counsel
          Not applicable.

(24)      Power of Attorney
          Not applicable.

(27)      Financial Data Schedule (Filed only by Electronic Filers)

27.1      Financial Data Schedule

(99)      Additional Exhibits
          None.


(a) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-73118-A). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

(b) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 8-K dated June 29, 1996. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 8-K.

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

(e) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 10-K for the fiscal year ended December 30, 1995. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 10-K.