Form 10-Q
period 1996-06-29
VISTA 2000 INC
filed 1997-05-01
CIK 916802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended              June 29, 1996
                      Commission File No.                   0-23204


                                VISTA 2000, INC.
             (Exact name of registrant as specified in its charter)


Delaware                                                   58-1972066
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

                             736 Johnson Ferry Road
                             Marietta, Georgia 30068
                    (Address of principal executive offices)

                                 (770) 971-4344
                         (Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date.

Class                                         Outstanding at June 29, 1996
-----                                         ----------------------------

Common Stock, $.01 par value                         18,074,970

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

                        Vista 2000, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS
                                                                              June 29, 1996   December 30,
                                                                               (Unaudited)        1995
                                                                                -------------------------
Current Assets
  Cash and cash equivalents                                                     $  1,230         $    871
  Accounts receivable, net of allowance for doubtful
    accounts and returns of $1,866 and $2,230, respectively                       14,277           15,910
  Inventories                                                                     39,661           33,378
  Prepaid expenses                                                                 1,888              217
  Other current assets                                                                79            1,174
                                                                                -------------------------
    Total current assets                                                          57,135           51,550
                                                                                -------------------------

Property and Equipment, at cost                                                   17,336           13,721
  Less: accumulated depreciation                                                   1,843              680
                                                                                -------------------------
    Net property and equipment                                                    15,493           13,041
                                                                                -------------------------

Other Assets                                                                       3,419              720

                                                                                -------------------------
                                                                                $ 76,047         $ 65,311
                                                                                =========================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Current portion of long-term debt                                             $    516         $    607
  Accounts payable                                                                10,034           12,542
  Accrued payroll and related expenses                                             2,768            4,053
  Accrued liabilities                                                              3,181            3,955
                                                                                -------------------------
    Total current liabilities                                                     16,499           21,157
                                                                                -------------------------

Long-term debt, net of current portion                                            21,855           23,029

Commitments and Contingencies

Stockholders' Equity
Preferred stock $1 par value, 500,000 shares authorized,
4,220 and 18,418 shares issued and outstanding, respectively                       3,984            5,981
Common stock, $.01 par value, authorized 50,000,000 shares,
  issued and outstanding, 18,074,970 and 11,626,475, respectively                    181              116
Additional paid-in capital                                                        61,972           36,201
Accumulated deficit                                                              (27,608)         (20,939)
Currency translation                                                                 (20)             (19)
                                                                                -------------------------
                                                                                  38,509           21,340
Less: treasury shares and warrants - at cost                                         816              215
                                                                                -------------------------
    Total Stockholders' equity                                                    37,693           21,125
                                                                                -------------------------
                                                                                $ 76,047         $ 65,311
                                                                                =========================

        The accompanying notes are an integral part of these statements

                        VISTA 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)

                                                                                         Six months          Six months
                                               Quarter ended      Quarter ended June    ended June 29,      ended June 30,
                                               June 29, 1996        30, 1995 (as            1996              1995 (as
                                                (Unaudited)          restated)          (Unaudited)           restated)
                                               -------------------------------------------------------------------------
Net Sales                                      $     27,169         $      --           $     55,283         $        27

Cost of Sales                                        20,363                                   41,817                 312
                                               -------------------------------------------------------------------------

Gross profit (loss)                                   6,806                --                 13,466                (285)

Operating expenses                                    8,608               1,368               19,788               2,400
                                               -------------------------------------------------------------------------

     Operating loss                                  (1,802)             (1,368)              (6,322)             (2,685)

Other income and (expense)
          Interest expense                             (464)                 (4)                (983)                (31)
          Other income (expense), net                    73                                      151
          Gain (loss) on sale of assets                 485                                      485
                                               -------------------------------------------------------------------------
          Net loss                             $     (1,708)        $    (1,372)        $     (6,669)        $    (2,716)
                                               =========================================================================

Weighted average shares outstanding              16,772,927           4,931,069           14,826,933           4,269,602

Loss per common share:
     Net loss                                  $      (0.10)        $     (0.28)        $      (0.45)        $     (0.64)
                                               =========================================================================

        The accompanying notes are an integral part of these statements

                        Vista 2000, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                           Quarter ended June 29, 1996
                    (Dollars and share amounts in thousands)

                                                                 Preferred Stock
                                             --------------------------------------------------------
                                                   Series A          Series C          Series D
                                                   --------          --------          --------            Common Stock
                                                Shares  Dollars   Shares  Dollars   Shares  Dollars     Shares    Dollars
                                             --------------------------------------------------------------------------------
Balance at March 30, 1996                          2    $  245        --  $1,189       12  $11,300      14,299     $ 143

Coversions of preferred stock to common stock     (1)     (123)              (91)      (9)  (8,536)      3,776        38
Acquisition of treasury stock
Exercise of stock options
Exercise of warrants
Compensatory stock options
Foreign currency translation adjustment
Net (Loss)
                                             --------------------------------------------------------------------------------
Balance at June 29, 1996                           1    $  122        --  $1,098        3  $ 2,764      18,075     $ 181
                                             ================================================================================

                                               Treasury Stock   Additional              Cummulative      Total
                                                and Warrants     Paid-in   Accumulated  Translation   Stockholders'
                                              Shares   Dollars   Capital    (Deficit)   Adjustment   Equity(Deficit)
                                             -----------------------------------------------------------------------
Balance at March 30, 1996                      (116)   $(770)   $ 53,225    $(25,900)   $  (16)         $39,416

Coversions of preferred stock to common stock                      8,712                                     --
Acquisition of treasury stock                    (5)     (46)                                               (46)
Exercise of stock options                                                                                    --
Exercise of warrants                                                                                         --
Compensatory stock options                                            35                                     35
Foreign currency translation adjustment                                                     (4)              (4)
Net (Loss)                                                                    (1,708)                    (1,708)
                                             -----------------------------------------------------------------------
Balance at June 29, 1996                       (121)   $(816)   $ 61,972    $(27,608)   $  (20)         $37,693
                                             =======================================================================

        The accompanying notes are an integral part of these statements

                        VISTA 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                       Six months      Six months
                                                                   Quarter ended  Quarter ended June  ended June 29,  ended June 30,
                                                                   June 29, 1996    30, 1995 (as         1996          1995 (as
                                                                    (Unaudited)      restated)        (Unaudited)      restated)
                                                                   -----------------------------------------------------------------
Cash flows used by operating activities:
  Net loss                                                           $(1,708)        $(1,372)        $ (6,669)        $(2,716)
  Adjustments to reconcile net loss to net cash used
     by  operations:
     Depreciation                                                        660              20            1,163              30
     (Gain) Loss on disposal of property and equipment                  (485)           --               (485)           --
     Stock based compensation expense                                     35              82            1,601             582
     (Increase) decrease in operating assets:
               Accounts receivable                                        (7)             36            1,633              35
               Inventories                                              (838)           (287)          (6,733)           (165)
               Prepaid expenses and other current assets                (249)            (52)            (576)            (58)
               Deferred charges and other assets                         531             (13)             146            (222)
               Other Assets                                             --              --                               --
     Increase (decrease) in operating liabilities:
               Accounts Payable                                         (436)            382           (2,508)            208
               Accrued liabilities                                      (359)            (39)          (2,065)            (75)
                                                                     ---------------------------------------------------------------
                    Net cash used by operating activities             (2,856)         (1,243)         (14,493)         (2,381)
                                                                     ---------------------------------------------------------------

Cash flows used by investing activities:
     Acquisition of Intelock Technologies, Inc.
       net of cash acquireed                                            --               754                0             754
     Purchases of property and equipment                              (1,243)            (82)          (3,615)           (166)
     Deposit on real property under contract for purchase               --              --             (2,845)
                                                                     ---------------------------------------------------------------
          Net cash used by investing activities                       (1,243)            672           (6,460)            588
                                                                     ---------------------------------------------------------------

Cash flows provided by financing activities:
  Net proceeds (payments) from short-term borrowings                                     (96)            (800)            (96)
  Net proceeds (payments) from long-term debt                           (347)           --               (459)            110
  Net proceeds from sale of property and equipment                       935                              935
  Proceeds from issuance of common stock, net of issue costs            --             1,627            1,800           2,452
  Proceeds from issuance of preferred stock, net of issue costs         --              --             19,400            --
  Proceeds from exercise of stock options and warrants                  --              --              1,038            --
  Purchase of treasury stock                                             (46)            (56)            (601)           (141)
                                                                     ---------------------------------------------------------------
          Net cash provided by financing activities                      542           1,475           21,313           2,325
                                                                     ---------------------------------------------------------------

Effect of exchange rates on cash and cash equivalents                     (4)           --                 (1)           --
                                                                     ---------------------------------------------------------------

Net increase (decrease) in cash during period                         (3,561)            904              359             532
Cash and cash equivalents at the beginning of the period               4,791              77              871             449
Cash and cash equivalents at the end of the period                   ---------------------------------------------------------------
                                                                     $ 1,230         $  --           $    981         $  1,230
                                                                     ===============================================================
Supplemental disclosure:
  Interest paid                                                      $   464         $  --           $    983         $     31

Noncash investing and financing activities:
  Conversion of debt to common stock                                 $  --           $  --           $   --           $    720
  Acquisition of business:
    Fair value of assets acquired                                    $  --           $ 1,950         $   --           $  1,950
    Cash paid                                                                            (21)                              (21)
    Common stock issued                                                               (1,097)                           (1,097)
                                                                     ===============================================================
  Liabilities assumed                                                $  --           $   832         $   --           $    832
                                                                     ===============================================================

        The accompanying notes are an integral part of these statements

                        Vista 2000, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 1996
          (Dollar amounts in thousands except share and per share data)

(1) Summary of Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements as of June 29, 1996 and for the quarter then ended include the accounts of Vista 2000, Inc. and its wholly-owned subsidiaries, ACPI, Alabaster, FSPI and Intelock. The accompanying consolidated financial statements as of June 30, 1995 and for the quarter then ended include the accounts of Vista, FSPI and Intelock. Intelock was acquired on June 30, 1995, therefore the consolidated financial statements for the quarter ended June 30, 1995 include only balance sheet accounts. PMI was acquired in May, 1995 and is accounted for as a purchase using the equity method of accounting, therefore the operating results of PMI are not included in the consolidated financial statements of Vista. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Stock Based Compensation

         The Company's Stock Option Plans are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.

                        Vista 2000, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 1996
          (Dollar amounts in thousands except share and per share data)

(1) Summary of Significant Accounting Policies-continued

Unaudited Interim Financial Information

         The interim financial information as of and for the three months and six months ended June 29, 1996 is unaudited and reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for these interim periods are not necessarily indicative of the results of a full year.

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

         The comparative quarterly amounts included in this form 10-Q for the quarter ended June 30, 1995 have been restated to exclude the operating results of Alabaster, whose date of acquisition had been incorrectly reported in the previously issued form 10-QSB dated June 30, 1995. Additionally, FSPI sales, cost of goods sold and net income were overstated by $349, $105 and $244, respectively, due to the recording of fictitious sales. These restatements resulted in the following changes in the amounts previously reported in the form 10-QSB issued for the quarter ended June 30, 1995.

                                                    As               As
                                                 restated         reported
                                                 --------         --------
       Current assets                            $  2,946         $  7,727
       Property and equipment - net                   412            8,522
       Other assets                                 1,102            4,446
       Current liabilities                          2,319            3,953
       Additional paid-in capital                  11,061           18,457
       Accumulated deficit                         (8,992)          (2,292)
       Sales                                            0            2,807
       Cost of goods sold                               0            1,512
       Operating expenses                           1,368              822
       Net income (loss)                           (1,372)             463
       Net income (loss) per common share        $  (0.28)        $   0.14

                        Vista 2000, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 1996
          (Dollar amounts in thousands except share and per share data)

(3) Inventories

         Inventories consist of the following at June 29, 1996:

                  Raw materials                                 $14,855
                  Work-in-process                                 3,592
                  Finished goods                                 24,537
                  Reserve for obsolescence                       (3,323)
                                                                -------
                                                                $39,661
                                                                =======

 (4) Stockholder's Equity (Deficit)

         The company issued, during 1995, warrants to various consultants to acquire up to 645,529 common shares at prices per share ranging from $2.00 to $12.00. As of June 29, 1996, there were 375,529 of these warrants issued and outstanding.

         Upon completion of the Company's initial public offering, the company agreed to sell to the underwriters warrants to acquire up to 100,000 shares of common stock at an exercise price per share of $9.08. Each common share carried two (2) warrants for the purchase of up to 200,000 shares of the Company's common stock at $11.55 per share.

         During the Company's initial public offering, which occurred in October, 1994, warrants were issued for the purchase of 2,300,000 shares of the Company's common stock. For the first two years after issuance the exercise price per share was $7.00. During the following two year period ending October 26, 1998, the exercise price increases to $10.00 per share. As of June 29, 1996, all of these warrants were issued and outstanding.

         In March 1994, the Company issued 235,598 of its 1994 Convertible Debenture Warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993 pursuant to their right of conversion. The 1994 Warrants provide for the purchase of one share of common stock at an exercise price of $2.50 per share and may be exercised for a three year period commencing 24 months from the date of issuance, which was March 1994. As of June 29, 1996, all of these warrants were issued and outstanding.

         On March 11, 1994, the Board of Directors authorized a one-for-two reverse common stock split. On November 30, 1993, the Board of Directors authorized a two-for-three reverse common stock split. All references to number of shares and to stock warrants as well as per share information have been adjusted to reflect the stock splits on a retroactive basis.

         Warrants for the purchase of 26,085 shares of Company common stock that were issued during 1993 in conjunction with debentures sold by the Company were issued and outstanding at June 29, 1996. The warrants, which carry an exercise price of $9.00 each, may be exercised in whole or in part at any time during the two year period ending January 1997.

                        Vista 2000, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 1996
          (Dollar amounts in thousands except share and per share data)

(4) Stockholder's Equity (Deficit)-continued

         The Company has adopted stock option plans providing for the issuance of options covering up to 1,450,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. For options granted at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods. This resulted in charges to operating expense amounting to $35 for the quarter ended June 29, 1996.

         During 1995, the board approved the adoption of an Employee Stock Purchase plan and authorized the Company to reserve 2,000,000 shares for this plan.

Stock Options

         Stock option transactions during the quarter ended June 29, 1996 are summarized as follows:

         Outstanding at March 30, 1996                        1,143,401
           Granted                                               85,000
           Exercised                                                 (0)
           Canceled                                            (629,451)
                                                              ---------
         Outstanding at June 29, 1996                           598,950
                                                              =========

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

                        Vista 2000, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 1996
          (Dollar amounts in thousands except share and per share data)

(4) Stockholder's Equity (Deficit)-continued

         The Company may not pay any common stock dividends unless all preferred stock dividends have been paid.

(5) Related Party Transactions

     ACPI leases two facilities from related parties. One building houses its corporate headquarters and certain manufacturing and distribution operations. The other building houses certain warehousing and distribution operations. The leases have initial lease terms expiring in 1999 and 2001 and three five-year renewal options. In accordance with a 1995 agreement, the Company made a cash deposit payment to acquire these two facilities during the quarter ended March 30, 1996 of approximately $2,845. The balance of the approximate $7,000 purchase price is to be satisfied through the assumption or refinance of certain mortgage liabilities by the Company.

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

 Sales and Cost of Sales

         1996 Compared to 1995 Total revenues in the quarter ended June 29, 1996 were $27,169,000 versus $ 0 for the quarter ended June 30, 1995. The increase is substantially attributable to the 1995 acquisitions of ACPI and Alabaster subsequent to June 30, 1995. In addition operations and sales of FSPI commenced during the third quarter of 1995. Cost of sales for the June 1996 period were $20,363,000 compared to a cost of sales in the 1995 period of $ 0. 1996 gross margins are approximately 25%. ACPI contributed approximately 88% of consolidated revenues during June 1996 quarter.

  Operating expenses

         Operating expenses (selling, general and administrative expenses) totaled $8,608,000 for the quarter ending June 29, 1996, as compared to $1,368,000 for the same quarterly period of 1995. The increase is substantially attributable to the 1995 acquisitions of ACPI and Alabaster subsequent to June 30, 1995. In addition operations and sales of FSPI commenced during the third quarter of 1995.

Liquidity and Capital Resources

         As of the June 1996 quarter the Company had $1,230,000 in cash and equivalents. Management is actively reducing general overhead costs and is exploring a variety of financing alternatives to raise cash. Under the ACPI revolving line of credit, which extends through April 1997, the maximum amount of the line was $28,900,000. The line availability as of June 29, 1996 was $24,500,000 and the amount actually drawn down under the line was $21,600,000.

PART II.--OTHER INFORMATION

Item 1. Legal Proceedings

         From time to time, the Company is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing lawsuits would have a material adverse effect on its business.

         During the quarter ended June 29, 1996, the Company together with certain former officers, directors and third parties was named as a defendant in approximately seventeen (17) class action lawsuits, filed by persons and entities who purchased the common stock and warrants of the company during the period November 11, 1994, through and including April 15, 1996, in the United States District Court for the Northern District of Georgia. On July 9, 1996, the district court ordered that the complaints be consolidated for all purposes. On July 23, 1996, the plaintiffs filed a consolidated class action complaint ("Complaint") alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and an additional claim under Georgia common law for alleged negligent misrepresentations. The complaint named as defendants the Company; Richard P. Smyth, the former Chairman of the Board and Chief Executive Officer of the Company; Arnold E. Johns formerly President and a director of the Company; Roemmich & Seymour ("R&S"), P.C. ("R&S"), the Company's former outside auditor; and the principals of R&S, Roger Roemmich and J. Alan Seymour.

         The Complaint alleged that throughout the period from November 11, 1994 through April 15, 1996, Vista issued materially false and misleading financial statements that caused the market price of Vista securities to trade at artificially inflated prices.

         On August 29, 1996 the district court certified plaintiffs as representatives of a of a class of all persons who purchased the Company's common stock and/or warrants during the period from October 24, 1994 through June 8, 1996 except the defendants, all present and former officers, directors and employees of the Company, all underwriters of the Offering, members of the immediate families of each of the foregoing and any person, firm, trust, corporation, officer, director or other individual or entity in which any of the defendants has a controlling interest or which is related to or affiliated with any of the defendants, and the legal representatives, heirs, successors-in-interest or assigns of any such excluded party. Also specifically excluded from the Class were all individuals or entities who acquired Vista common stock and/or warrants through Vista's employee profit sharing, retirement, benefit or incentive program.

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

         The Company has been notified by the Securities and Exchange Commission ("SEC") that it has commenced an informal investigation of the Company. The Company intends to cooperate with the SEC in this matter. The Company cannot predict the eventual outcome of this investigation. Independently, the Company through its Audit Committee has conducted an internal investigation of the facts and circumstances surrounding the investigation.

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

Item 5. Other Information

         On June 7, 1996, Vista elected six (6) new directors to its Board of Directors, bringing the total number of directors to nine (9). These new directors had not previously been associated with the Company, other than as stockholders. On July 17, 1996, the remaining three (3) original directors resigned their positions. Their positions have not been subsequently filled. On November 12, 1996, one (1) of the new directors resigned leaving five (5) directors currently serving on the Board of Directors.

Item 6. Exhibits and Reports on Form 8-K

         (a) See Index to Exhibits.

         (b) On June 6, 1996 the company filed an 8-K for the fiscal year ended December 30, 1995, which included its consolidated financial statements for the fiscal year and its Report of Certified Public Accountants.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 VISTA 2000, INC.


Dated: April 18, 1997           By: /s/ G. Louis Graziadio, III
       --------------               ------------------------------------------
                                        G. Louis Graziadio, III
                                        Chief Executive Officer (principal
                                              executive officer)



Dated: April 18, 1997           By: /s/ Larry C. Cobb
       --------------               ------------------------------------------
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

10.19(f) Employment Agreement between the Company and Robert E. Altenbach. (Exhibit 10.19)

(11) Statement re Computation of Per Share Earnings

11.1      Statement re computation of per share earnings is included herein as
          Exhibit 11.1 of this Report.

(15) Letter re Unaudited Interim Financial Information Incorporated by reference, see Page 8 of this Form 10-Q for the Quarter ended June 29, 1996.

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

(f) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 10-Q for the quarter ended March 30, 1996. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 10-Q.