Form 10-Q
period 1996-09-28
VISTA 2000 INC
filed 1997-05-01
CIK 916802

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended              September 28, 1996
                                                     ------------------
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

                                 (770) 971-4344
                                 --------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days. Yes    No  X
                     ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                        Outstanding at  September 28, 1996
-----                                        ----------------------------------

Common Stock, $.01 par value                            18,074,970

PART I.-FINANCIAL INFORMATION
Item 1. Financial Statements

                        Vista 2000, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                    September 28,
                                                                        1996         December 30,
                                                                    (Unaudited)          1995
                                                                  ------------------------------
Current Assets
   Cash and cash equivalents                                         $     1,003     $       871
   Accounts receivable, net of allowance for doubtful
     accounts and returns of $1,485 and $2,230, respectively              15,739          15,910
   Inventories                                                            28,296          33,378
   Prepaid expenses                                                        1,709             217
   Other current assets                                                      271           1,174
                                                                  ------------------------------
      Total current assets                                                47,018          51,550
                                                                  ------------------------------

Property and Equipment, at cost                                           15,004          13,721
   Less: accumulated depreciation                                          1,958             680
                                                                  ------------------------------
      Net property and equipment                                          13,046          13,041
                                                                  ------------------------------

Other Assets                                                               3,149             720

                                                                  ------------------------------
                                                                     $    63,213     $    65,311
                                                                  ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Current portion of long-term debt                                 $       704     $       607
   Accounts payable                                                        7,206          12,542
   Accrued payroll and related expenses                                    2,929           4,053
   Accrued liabilities                                                     2,685           3,955
                                                                  ------------------------------
      Total current liabilities                                           13,524          21,157
                                                                  ------------------------------

Long-term debt, net of current portion                                    22,571          23,029

Commitments and Contingencies

Stockholders' Equity
Preferred stock $1 par value, 500,000 shares authorized,
 4,220 and 18,418 shares issued and outstanding, respectively              3,984           5,981
Common stock, $.01 par value, authorized 50,000,000 shares,
 issued and outstanding, 18,074,970 and 11,626,475 , respectively            181             116
Additional paid-in capital                                                62,007          36,201
Accumulated deficit                                                      (38,219)        (20,939)
Currency translation                                                         (19)            (19)
                                                                  ------------------------------
                                                                          27,934          21,340
Less: treasury shares and warrants - at cost                                 816             215
                                                                  ------------------------------
      Total Stockholders' equity                                          27,118          21,125
                                                                  ------------------------------
                                                                     $    63,213     $    65,311
                                                                  ==============================

The accompanying notes are an integral part of these statements.

                        VISTA 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)

                                                                                 Nine Months    Nine Months
                                                                                    ended          ended
                                          Quarter ended      Quarter ended       September 28,  September 30,
                                         September 28,      September 30,           1996          1995 (as
                                         1996 (Unaudited)  1995 (as restated)    (Unaudited)     restated)
                                         --------------------------------------------------------------------
Net Sales                                   $     27,219          2,218       $     82,491          2,256

Cost of Sales                                     19,545          1,879             61,438          2,115
                                         --------------------------------------------------------------------

Gross profit (loss)                                7,674            339             21,053            141

Operating expenses                                 8,265          2,382             27,965          4,869

Loss on sale of operating assets of FSPI           8,783                             8,783

Write down of Intelock assets                        680                               680
                                         --------------------------------------------------------------------

  Operating loss                                 (10,054)        (2,043)           (16,375)        (4,728)

Other income and (expense)
    Interest expense                                (494)            (3)            (1,477)           (34)
    Other income (expense), net                      (44)          (257)               107           (257)
    Gain (loss) on sale of assets                    (19)                              466
                                         --------------------------------------------------------------------
    Net loss                                $    (10,611)        (2,303)      $    (17,279)        (5,019)
                                         ====================================================================

Weighted average shares outstanding           17,953,870      6,302,464         15,869,245      4,954,669

Loss per common share:
  Net loss                                         (0.59)         (0.37)           (1.09)         (1.01)
                                         ====================================================================

The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                        Quarter ended September 28, 1996
                    (Dollars and share amounts in thousands)

                                                                          Preferred Stock
                                                  ---------------------------------------------------------------------------------
                                                         Series A             Series C             Series D          Common Stock
                                                   Shares     Dollars   Shares     Dollars    Shares    Dollars    Shares   Dollars
                                                  ---------------------------------------------------------------------------------

Balance at June 29, 1996                                1      $ 122         -     $ 1,098         3    $ 2,764    18,075   $  181

Coversions of preferred stock to common stock
Acquisition of treasury stock
Exercise of stock options
Exercise of warrants
Compensatory stock options
Foreign currency translation adjustment
Net (Loss)

                                                  =================================================================================
Balance at September 28, 1996                           1      $ 122         -     $ 1,098         3    $ 2,764    18,075   $ 181
                                                  =================================================================================


                                                    Treasury Stock     Additional                    Cumulative        Total
                                                     and Warrants        Paid-in      Accumulated    Translation    Stockholders'
                                                   Shares   Dollars      Capital       (Deficit)      Adjustment   Equity (Deficit)
                                                  ---------------------------------------------------------------------------------

Balance at June 29, 1996                             (121)  $  (816)     $ 61,972     $ (27,608)        $ (20)         $   37,693

Coversions of preferred stock to common stock                                                                                  -
Acquisition of treasury stock                                                                                                  -
Exercise of stock options                                                                                                      -
Exercise of warrants                                                                                                           -
Compensatory stock options                                                     35                                             35
Foreign currency translation adjustment                                                                     1                  1
Net (Loss)                                                                              (10,611)                         (10,611)

                                                  ---------------------------------------------------------------------------------
Balance at September 28, 1996                        (121)  $  (816)     $ 62,007     $ (38,219)        $ (19)         $  27,118
                                                  =================================================================================

The accompanying notes are an integral part of these statements.

                        VISTA 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                                    Nine Months      Nine Months
                                                             Quarter ended      Quarter ended     ended September   ended September
                                                             September 28,      September 30,        28, 1996        30, 1995 (as
                                                            1996 (Unaudited)  1995 (as restated)    (Unaudited)       restated)
                                                            -----------------------------------------------------------------------
Cash flows used by operating activities:
  Net loss                                                       $   (10,611)    $    (2,303)      $   (17,279)      $    (5,019)
  Adjustments to reconcile net loss to net cash used
    by continuing operations:
    Depreciation                                                         469             259             1,632               289
    (Gain) Loss on disposal of property and equipment                  9,426            --               8,941              --
    Stock based compensation expense                                      35            --               1,636               582
    (Increase) decrease in operating assets:
             Accounts receivable                                      (1,839)           (710)             (206)             (675)
             Inventories                                                  24          (1,415)           (6,709)           (1,580)
             Prepaid expenses and other current assets                   (13)            (22)             (589)              (80)
             Deferred charges and other assets                                            54               146              (168)
    Increase (decrease) in operating liabilities:
             Accounts Payable                                            239             796            (2,270)            1,004
             Accrued liabilities                                        (335)          2,270            (2,400)            2,195
                                                                 -------------------------------------------------------------------
               Net cash used by operating activities                  (2,605)         (1,071)          (17,098)           (3,452)
                                                                 -------------------------------------------------------------------

Cash flows used by investing activities:
  Acquisitions, net of cash acquired
    American Consumer Products, Inc.                                    --           (13,925)                            (13,925)
    Cash restricted for tender offer ACPI                                            (13,900)                            (13,900)
    Accrual for ACPI tender offer                                                     13,900                              13,900
    Alabaster Industries, Inc.                                                          (157)                               (157)
    Intelock Technologies, Inc.                                                         --                                   754
    Purchases of property and equipment                                 (327)         (2,085)           (3,942)           (2,251)
    Deposit on real property under contract for purchase                                                (2,845)
                                                                 -------------------------------------------------------------------
      Net cash used by investing activities                             (327)        (16,167)           (6,787)          (15,579)
                                                                 -------------------------------------------------------------------

Cash flows provided by financing activities:
  Net proceeds (payments) from short-term borrowings                     188          (4,800)             (612)           (4,896)
  Net proceeds (payments) from long-term debt                            716            (217)              257              (107)
  Net proceeds from sale of property and equipment                     1,800                             2,735
  Proceeds from issuance of common stock, net of issue costs                           1,917             1,800             4,369
  Proceeds from issuance of preferred stock, net of issue costs                       20,417            19,400            20,417
  Proceeds from exercise of stock options and warrants                                  --               1,038              --
  Purchase of treasury stock                                                             (45)             (601)             (186)
                                                                 -------------------------------------------------------------------
      Net cash provided by financing activities                        2,704          17,272            24,017            19,597
                                                                 -------------------------------------------------------------------

Effect of exchange rates on cash and cash equivalents                      1            --                   0              --
                                                                 -------------------------------------------------------------------

Net increase (decrease) in cash during period                           (227)             34               132               566
Cash and cash equivalents at the beginning of the period               1,230             981               871               449
                                                                 -------------------------------------------------------------------
Cash and cash equivalents at the end of the period               $     1,003     $     1,015       $     1,003       $     1,015
                                                                 ===================================================================

Supplemental disclosure:
  Interest paid                                                  $       494     $         3       $     1,477       $        31

Noncash investing and financing activities:
  Conversion of debt to common stock                             $      --       $      --         $      --         $       720
  Acquisition of business:
    Fair value of assets acquired                                $      --       $    61,380       $      --         $    63,330
    Cash paid                                                                        (14,668)                             14,689)
    Common stock issued                                                                 (800)                             (1,897)
                                                                 -------------------------------------------------------------------
    Liabilities assumed                                          $      --       $    45,912       $      --         $    46,744
                                                                 ===================================================================

The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 1996
          (Dollar amounts in thousands except share and per share data)

(1) Summary of Significant Accounting Policies

Principles of Consolidation

      The accompanying consolidated financial statements as of September 28, 1996 and for the quarter then ended include the accounts of Vista and its wholly-owned subsidiaries, ACPI, Alabaster, FSPI and Intelock.

      The accompanying consolidated financial statements as of September 30, 1995 and for the quarter then ended include the accounts of Vista, ACPI, Alabaster and FSPI. ACPI was acquired on September 30, 1995, therefore the consolidated financial statements include only ACPI's balance sheet accounts. PMI is accounted for as a purchase using the equity method of accounting, therefore the operating results of PMI are not included in the consolidated financial statements of Vista. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

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

Stock Based Compensation

      The Company's Stock Option Plans are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interpretations.

Unaudited Interim Financial Information

      The interim financial information as of and for the three months and nine months ended September 28, 1996 is unaudited and reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for these interim periods are not necessarily indicative of the results of a full year.

                        Vista 2000, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 1996
          (Dollar amounts in thousands except share and per share data)

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

      The comparative quarterly amounts included in this form 10-Q for the quarter ended September 30, 1995 have been restated to exclude a portion of the operating results of Alabaster and all of the operating results of ACPI, whose dates of acquisition had been incorrectly reported in the previously issued form 10-QSB dated September 30, 1995. Additionally, FSPI sales, cost of goods sold and net income were overstated by $605, $318 and $287, respectively, due to the recording of fictitious sales. These restatements resulted in the following changes in the amounts previously reported in the form 10-QSB issued for the quarter ended September 30, 1995.

                                            As          As
                                          restated   reported
                                          --------   --------
      Current assets                      $ 54,829   $ 72,105
      Property and equipment - net          13,105     15,792
      Other assets                          15,174      5,985
      Current liabilities                   32,539     30,616
      Additional paid-in capital            16,263     35,697
      Accumulated deficit                  (11,295)    (1,410)
      Sales                                  2,218     16,907
      Cost of goods sold                     1,879     11,681
      Operating expenses                     2,382      4,145
      Net income (loss)                     (2,303)       882
      Net income (loss) per common share  $  (0.37)  $   0.20

(3) Inventories

      Inventories consist of the following at September 28, 1996:

      Raw materials                        $ 6,266
      Work-in-process                        1,462
      Finished goods                        23,186
      Reserve for obsolescence              (2,618)
                                            ------
                                           $28,296
                                           =======

                        Vista 2000, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 1996
          (Dollar amounts in thousands except share and per share data)

(4) Stockholder's Equity

      The company issued warrants, during 1995, to various consultants to acquire up to 645,529 common shares at prices per share ranging from $2.00 to $12.00. As of September 28, 1996, there were 375,529 of these warrants issued and outstanding.

      Upon completion of the Company's initial public offering, the company agreed to sell to the underwriters warrants to acquire up to 100,000 shares of common stock at an exercise price per share of $9.08. Each common share carried two (2) warrants for the purchase of up to 200,000 shares of the Company's common stock at $11.55 per share.

      During the Company's initial public offering, which occurred in October, 1994, there were warrants issued for the purchase of 2,300,000 shares of the Company's common stock. For the first two years after issuance the exercise price per share was $7.00. During the subsequent two year period ending October 26, 1998, the exercise price increases to $10.00 per share. As of September 28, 1996, all of these warrants were issued and outstanding.

      In March 1994, the Company issued 235,598 of its 1994 Convertible Debenture Warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993 pursuant to their right of conversion. The 1994 Warrants provide for the purchase of one share of common stock at an exercise price of $2.50 per share and may be exercised for a three year period commencing 24 months from the date of issuance, which was March 1994. As of September 28, 1996, all of these warrants were issued and outstanding.

      On March 11, 1994, the Board of Directors authorized a one-for-two reverse common stock split. On November 30, 1993, the Board of Directors authorized a two-for-three reverse common stock split. All references to number of shares and to stock warrants as well as per share information have been adjusted to reflect the stock splits on a retroactive basis.

      Warrants for the purchase of 26,085 shares of Company common stock that were issued during 1993 in conjunction with debentures sold by the Company were issued and outstanding at September 28, 1996. The warrants, which carry an exercise price of $9.00 each, may be exercised in whole or in part at any time during the two year period ending January 1997.

      The Company has adopted stock option plans providing for the issuance of options covering up to 1,450,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. For options granted at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods. This resulted in charges to operating expense amounting to $35 for the quarter ended September 28, 1996.

      During 1995, the board approved the adoption of an Employee Stock Purchase plan and authorized the Company to reserve 2,000,000 shares for this plan.

                        Vista 2000, Inc. And Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 1996
          (Dollar amounts in thousands except share and per share data)

(4) Stockholder's Equity-(continued)

Stock Options

      Stock option transactions during the quarter ended September 28, 1996 are summarized as follows:

      Outstanding at June 29, 1996          598,950
        Granted                                   0
        Exercised                                (0)
        Canceled                                 (0)
                                            -------
      Outstanding at September 28, 1996     598,950
                                            =======

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

  Sales and Cost of Sales

      1996 Compared to 1995 Total revenues in the quarter ended September 28, 1996 were $27,219,000 versus $2,218,000 for the quarter ended September 30, 1995. The increase is substantially attributable to the 1995 acquisitions of ACPI and Alabaster subsequent to June 30, 1995. In addition operations and sales of FSPI commenced during the third quarter of 1995. Cost of sales for the September 1996 period were $19,545,000 compared to a cost of sales in the 1995 period of $1,879,000. 1996 gross margins are approximately 28% which is close to the historical rates generated by ACPI. ACPI contributed approximately 94% of consolidated revenues during the September 1996 quarter.

  Operating expenses

      Operating expenses (selling, general and administrative expenses) totaled $8,265,000 for the quarter ending September 28, 1996, as compared to $2,382,000 for the same quarterly period of 1995. The increase is substantially attributable to the 1995 acquisitions of ACPI and Alabaster subsequent to June 30, 1995. In addition operations and sales of FSPI commenced during the third quarter of 1995.

 Liquidity and Capital Resources

      As of the September 1996 quarter the Company had $1,003,000 in cash and equivalents. Under the ACPI revolving line of credit, which extends through April 1997, the maximum amount of the line was $28,900,000. The line availability as of September 28, 1996, was $25,800,000, of which $22,500,000 had been drawn. Management is negotiating renewal of the line of credit with several potential lenders, however there can be no assurance that the line of credit will be renewed or replaced.

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

      The Company has been notified by the Securities and Exchange Commission ("SEC") that it has commenced a formal private investigation of the Company. The Company intends to cooperate with the SEC in this matter. The Company cannot predict the eventual outcome of this investigation. Independently, the Company through its Audit Committee has conducted an internal investigation of the facts and circumstances surrounding the investigation.

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

Item 5.  Other Information

      On June 7, 1996, Vista elected six (6) new directors to its Board of Directors, bringing the total number of directors to nine (9). These new directors had not previously been associated with the Company, other than as stockholders. On July 17, 1996, the remaining three (3) original directors resigned their positions. Their positions have not been subsequently filled. On November 12, 1996, one (1) of the new directors resigned leaving five (5) directors serving on the board of directors.

      On August 23, 1996, the Company sold substantially all the assets of FSPI. The proceeds from the sale consisted of $2,700,000 in assumption of trade obligations and $1,900,000 in cash and a note receivable. The company recognized a non-recurring loss on the sale of about $8,800,000.

      During the quarter ended September 28, 1996, the Company's subsidiary, Intelock, ceased operations due to a lack of working capital. The write down of the assets of Intelock resulted in a non-recurring charge to earnings of about $680,000. The company is actively seeking a purchaser for the remaining inventory and equipment owned by Intelock.

Item 6.  Exhibits and Reports on Form 8-K

      (a) See Index to Exhibits

      (b) During the three months ended September 28, 1996, the company did not file any form 8-K's.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VISTA 2000, INC.


Dated: April 18, 1997               By:  /s/ G. Louis Graziadio, III
      ---------------                    ------------------------------------
                                         G. Louis Graziadio, III
                                         Chief Executive Officer (principal
                                                executive officer)



Dated: April 18, 1997               By:  /s/ Larry C. Cobb
      ---------------                    ------------------------------------
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

10.16(b) Employment Agreement between the Company's subsidiary, American Consumer Products, Inc., and Richard Bern. (Exhibit 10.5)

10.17(b) Employment Agreement between the Company's subsidiary, Alabaster Industries, Inc., and Daniel A. Norris. (Exhibit 10.6)

10.18(b) Employment Agreement between the Company's subsidiary, American Consumer Products, Inc., and Stephen W. Cole. (Exhibit 10.7)

10.19(f) Employment Agreement between the Company and Robert E. Altenbach. (Exhibit 10.19)

10.20 Asset Purchase Agreement between Vista 2000, Inc., Family Safety Products, Inc. and Therm Acquisition, Inc. dated August 23, 1996.

10.21          Loan and Security Agreement between Alabaster Industries, Inc.
               and Century Business Credit Corporation dated September 20,
               1996.

(11)        Statement re Computation of Per Share Earnings

11.1 Statement re computation of per share earnings is included herein as Exhibit 11.1 of this Report.

(15) Letter re Unaudited Interim Financial Information Incorporated by reference, see Page 7 of this Form 10-Q for the Quarter ended September 28, 1996.

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

21.1(e)       Subsidiaries of the Registrant. (Exhibit 21.1)

(23)        Consents of Experts and Counsel Not applicable.

(24)        Power of Attorney
            Not applicable.

(27)        Financial Data Schedule (Filed only by Electronic Filers)

27.1          Financial Data Schedule

(99)        Additional Exhibits
            None.

------------------
(a) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-73118-A). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

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