Form 10-K405
period 1996-12-28
VISTA 2000 INC
filed 1997-08-25
CIK 916802

                                 UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 28, 1996
                                      or
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from          to


                          Commission File Number 0-23204
                                                 -------

                                VISTA 2000, INC.
                                ----------------
               (Exact name of Registrant as specified in its charter)

          DELAWARE                                             58-1972066
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

736 Johnson Ferry Road, Building C-275, Marietta, Georgia         30068
---------------------------------------------------------       (Zip Code)
         (Address of principal executive offices)
Registrant's telephone number, including area code: (770) 971-4344
                                                    --------------

    SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                          None
                          ----

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold was $2,051,098 as of August 15 1997. This represents 32,817,564 shares at $.0625 per share.

There were 43,510,964 shares of the Registrant's common stock and 2,300,000 Series A Warrants and 611,127 other warrants outstanding as of August 15, 1997.

                                        PART I

Item 1.  Business
-----------------

    Vista 2000, Inc., the registrant, together with its subsidiaries, is referred to herein as the "Company". The Company's executive offices are located at 736 Johnson Ferry Road, Building C-275, Marietta, Georgia 30068, and its telephone number is (770) 971-4344.

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

Current Developments

    As previously disclosed, in 1995 the Company elected to change its fiscal year from September 30 to December 30. The Company engaged Grant Thornton LLP ("Grant Thornton") to audit its financial statements for the period ending December 30, 1995. In March, 1996, Grant Thornton advised the Company that contrary to prior projections and previously filed financial reports, the Company had incurred a substantial loss for the year-end and for prior quarters for fiscal year 1995. In March 1996, the Audit Committee of the Board of Directors (consisting of the Company's two outside (i.e. non-employee) directors) initiated an investigation of the integrity of the Company's financial reporting procedures as well as the integrity of management.

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

    As a result of the Audit Committee's investigation, the Company reported a restatement of its results for the fiscal year ending September 30, 1994. The Company had previously reported a loss for the period of $329,000. The restated loss for this period is $2.1 million. Further, the Company reported a loss for the three (3) month stub period ended December 31, 1994 of approximately $1 million. The Company had reported a loss from its consolidated operations for the fiscal year ended December 30, 1995 of $12.9 million or $2.04 per share based on approximately 6.3 million weighted average shares outstanding during the period. This loss has been restated to $14.7 million or $2.33 per share as presented in the Company's Form 10-K for the year ended December 30, 1995.

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

    On April 26, 1996, the Company received a letter from the NASDAQ Stock Market, Inc. ("NASDAQ") notifying the Company that its securities were scheduled to be delisted from NASDAQ effective May 10, 1996. The Company requested a formal hearing on the matter which was held on May 22, 1996. On May 30, 1996, the Company was advised by NASDAQ that the Company's securities were delisted effective May 31, 1996. The Company will not be eligible to trade its securities on either the Electronic Bulletin Board Market or the "pink sheets" market until (i) an application is made on behalf of the Company by a NASD member firm as a market maker for the Company's securities and (ii) the application is accepted by NASDAQ. The Company has not been and continues not to be in a position to file its required periodic reports on a timely basis (Forms 10-K and 10-Q) and consequently, has not filed an application for listing. No assurance can be given as to if and when the Company will be in a position to file its required periodic reports on a timely basis and submit the aforementioned application to NASDAQ or, if the Company does file such an application, whether NASDAQ will accept it. (See
Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters.)

    On June 7, 1996, the Company entered into an agreement with Ginarra Holdings, Inc. ("Ginarra") to add six (6) additional outside directors to the Board of Directors which, at that time, consisted of three (3) members. Pursuant to the terms of the agreement, the directors amended the Company's bylaws to increase the size of the Board of Directors from five (5) to nine
(9) and voted to add six (6) Ginarra nominees as directors of the Company. The nominees assumed office immediately following the issuance of a Form 8-K filed with the SEC on June 6, 1996 for the year ended December 30, 1995 in lieu of a Form 10-K (the "June 1996 Form 8-K"). Since that time, the three original directors and one of the newly-elected directors have resigned, currently leaving the Board with five (5) members. (See Item 10 - Directors and Executive Officers of the Registrant.)

    As previously disclosed in the June 1996 Form 8-K, Grant Thornton had disclaimed an opinion on the Company's consolidated financial statements for the year ended December 30, 1995 because evidence supporting the results of operations of the Company's subsidiaries, Family Safety Products, Inc. ("FSPI"), Promotional Marketing, Inc. ("PMI") and Intelock Technologies, Inc. ("Intelock") was not available. However, Grant Thornton advised that it could express, and the Company did receive, an unqualified opinion on the financial statements of the Company's subsidiary, American Consumer Products, Inc. ("ACPI"), presented on an historical basis for twelve (12) months ended December 30, 1995. Without an opinion on the Company's consolidated financial statements, the Company was not able to comply with the applicable rules and regulations of the Securities and Exchange Commission (the "SEC") regarding reports and The NASDAQ Stock Market, Inc. ("NASDAQ") regarding the listing of the Company's securities. This resulted in, among other things, the delisting of the Company's securities from the NASDAQ National Market described above.

    Following the issuance of the June 1996 Form 8-K, Grant Thornton was able to perform additional audit procedures with respect to the fiscal year ended December 30, 1995. After performing these procedures, Management identified certain corrections that have been made to the financial statements for the year-ended December 30, 1995. As a result of these corrections, on March 12, 1997, Grant Thornton re-issued its Auditors' Report on the Company's 1995 consolidated financial statements. This re-issued Report of Independent Certified Public Accounts, which now contains an unqualified opinion of Grant Thornton, was filed on May 1, 1997 with the Company's Form 10-K for the year ended December 30, 1995.

General

    The Company, successor by merger to Firearm Safety Products, Inc. ("Firearm"), was organized to design, develop, manufacture and market consumer products. Firearm was organized on December 19, 1991 as Triggerguard, Inc., a Georgia corporation. Effective August 10, 1992, Triggerguard's name was changed to Firearm Safety Products, Inc. Pursuant to a Plan and Agreement of Merger entered into October 20, 1993, Firearm was merged into the Company, a newly formed Delaware corporation. In conjunction with the plan of merger, FSPI, a Georgia corporation, was formed as a wholly-owned subsidiary of the Company, and the assets and operations of Firearm were transferred to FSPI. FSPI manufactured and marketed a broad range of personal safety and home security devices, alarms and security
systems.   On October 24, 1994, the Company completed an initial public offering of its common stock and warrants.

Acquisitions and Dispositions

    Effective May, 1995, the Company acquired all of the outstanding stock of PMI for a total of $610,000 exclusive of acquisition costs. PMI provided direct marketing services to a variety of customers. The acquisition was accounted for as a purchase using the equity method of accounting. Effective November 30, 1995, PMI sold substantially all of its assets to a company owned by the former principals of PMI. Effective September 15, 1996, the Company sold the remaining assets of PMI.

    Effective June 30, 1995, the Company acquired 94% of the outstanding shares of Intelock, a California manufacturer of digital lock mechanisms with distribution through major homecenter and hardware retailers nationwide. The balance of the shares were retained by a former officer and a former employee of Intelock. The Company exchanged 69,200 shares of its Common Stock, 138,400 warrants and $5,000 cash for the common stock of Intelock and exchanged an additional 150,000 shares of the Company's Common Stock for molds integral to the manufacturing process which were held by a company affiliated to the previous owner. Intelock's results from operations subsequent to June 30, 1995 are included in the Company's consolidated financial statements.

    Effective July 31, 1995, the Company acquired all of the stock of Alabaster Industries, Inc. ("Alabaster"). Alabaster is an Alabama company specializing in the manufacture of injection molded plastics products for the housewares industry with a distribution network of national retailers. The Company's total purchase consideration was 400,000 shares of the Company's Common Stock. The sum of $4.8 million was paid in cash to satisfy certain debt instruments of Alabaster held by a regional bank. The Company issued and sold shares of Class D Convertible Preferred Stock pursuant to an exemption from registration pursuant to Regulation "S" of the Securities Act of 1933 (the "Act") to fund the cash portions of the acquisition. Liabilities of Alabaster assumed by the Company were $4.1 million. Alabaster's results from operations subsequent to July 31, 1995 are included in the Company's consolidated financial statements.

    Effective September 30, 1995, the Company acquired the outstanding common stock of ACPI through a cash tender offer. On that date, employment agreements were executed with principals who controlled 51% of ACPI's outstanding shares, and agreements to purchase certain real estate occupied by ACPI were obtained. The Company's total purchase consideration was $14.2 million in cash. The Company entered into an agreement with related parties of ACPI to acquire facilities occupied by ACPI and its operating subsidiary, Boss Manufacturing, Inc. ("Boss Manufacturing"), for approximately $7.0 million, consisting of a cash payment of approximately $2.7 million and assumptions of liabilities of approximately $4.3 million to be made on or before June 28, 1996. ACPI manufactures and distributes consumer hardware products, including key blanks, key related accessories, knives, letters, numbers and signs, driveway markers, snow shovels and pet products, as well as gloves and other items through its Boss Manufacturing subsidiary, which are sold by ACPI's national field sales force to hardware, mass merchandise, and Do-It-Yourself retailers across the United States. The Company issued and sold shares of Class C and D Convertible Preferred Stock pursuant to an exemption from registration pursuant to Regulation "S" of the Act to fund the cash portion of the purchase price for the stock of ACPI. ACPI's results from operations subsequent to September 30, 1995 are included in the Company's consolidated financial statements.

    In May 1996, ACPI sold the inventory, tooling and other supplies of a product line for $1.1 million in cash. The sale resulted in a gain of $472,000.

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

    In September, 1996, the Company closed operations of its Intelock subsidiary due to its continued unprofitability and a lack of working capital. The resulting charge to earnings was approximately $660,000 representing a write down of assets to net realizable value. In April 1997, the Company sold all of its stock in Intelock. (See Part II, Item 7 "Significant Subsequent Events")

Marketing

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

Product Development

    Through its wholly-owned subsidiary, ACPI, the Company maintains an engineering and development department to conduct research activities relating to the improvement of existing products and the development of new products.

    ACPI's technical, marketing, and manufacturing staff are responsible for the development of a computerized key duplication machine. The machine is designed to minimize operator training and common mistakes that lead to mis-cut keys. The machine uses a digital CCD camera to scan the original key to determine the appropriate blank to use and also digitizes the combination cut into the key. The machine instructs the operator to select the appropriate key blank and insert it into the machine. The machine then aligns, grips, and cuts the key automatically. This machine is intended to be deployed in stores where a high volume of keys are sold and minimizing operator training is an issue. Development of the machine continued throughout 1996, and is expected to continue through July 1997.

Raw Material

    The Company expects to have multiple sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

Patents

    The Company holds a number of patents on various inventions and has several patents pending, but the overall business is not dependent upon any single patent or group of patents.

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

Employees

    The Company has approximately 1,375 full-time associates including 190 salaried personnel. Hourly associates are represented by a labor organizations under collective bargaining agreements at the Company's ACPI, Boss Manufacturing, and Alabaster facilities.

Executive Officers of the Registrant

    The following is a list of the names and ages of all the executive officers of the registrant and principal subsidiaries as of December 28, 1996 indicating all positions and offices with the registrant held by each such person, and each such persons' principal occupations or employment during the past five years.

                                 THE REGISTRANT

                                                                           POSITIONS AND OFFICES HELD AND
                                                                     PRINCIPAL OCCUPATIONS OR EMPLOYMENT DURING
NAME                                                   AGE                          PAST 5 YEARS
---------------------------------------------  -------------------  ---------------------------------------------

G. Louis Graziadio III                                 47           Chairman of the Board and Chief Executive
                                                                    Officer since June 1996.He is also the
                                                                    Chairman and CEO of Ginarra Holdings, Inc., a
                                                                    holding company with investments through
                                                                    various corporations, and a director of
                                                                    Imperial Credit Industries, Inc., Imperial
                                                                    Bancorp, Imperial Trust, Imperial Financial
                                                                    Group and Lynx Golf, Inc. (1)

                                  SUBSIDIARIES

Stephan Cole                                           49           Chief Executive Officer, ACPI Subsidiary (2)

Richard Bern                                           49           President, ACPI Subsidiary (2)

Daniel Norris                                          39           President, Alabaster Subsidiary


------------------------

(1) On June 6, 1996, the duties of Chairman of the Board and Chief Executive Officer were assumed by G. Louis Graziadio, III, who, as of the date of this Report, is the only executive officer of the Company.

(2) Messrs. Bern and Cole terminated their employment agreements and resigned their positions effective May 7, 1997. Under their severance agreements, they will continue with ACPI in consulting capacities through the end of 1997. Mr. Ken Fristad, the current President of ACPI's subsidiary, Boss Manufacturing, Inc., assumed their duties effective May 7, 1997.

ITEM 2. PROPERTIES

    The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 28, 1996. The executive offices are located in Marietta, Georgia, which is a leased facility occupying approximately 4,800 square feet. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business.


                                     GENERAL                     SQUARE           ANNUAL            LEASE
LOCATION          CITY              CHARACTER                     FEET             RENT           EXPIRATION
------------  ------------  ----------------------------  -------------------  ------------  -------------------

Alabama       Alabaster     Manufacturing and                    162,300             n/a            owned
                            Administrative Office

Alabama       Greenville    Manufacturing                         86,000             n/a            owned

Alabama       Monroeville   Manufacturing                          5,000         $  3,600        month-to-month

Arizona       Phoenix       Manufacturing                         68,600         $179,172           05/14/98

Br.Columbia,  Vancouver     Manufacturing                          6,000         $ 14,400            unknown
 Canada

Florida       Hollywood     Manufacturing                         15,000         $ 90,000            12/31/98

Georgia       Marietta      Administrative Office                  4,800         $ 28,800        month-to-month

Illinois      Kewanee       Manufacturing and                     50,400             n/a              owned
                            Administrative Office


Illinois      Springfield   Manufacturing                         80,000         $159,500             06/30/99

Mexico        Juarez        Manufacturing                         35,400             n/a              owned

Minnesota     Burnsville    Manufacturing                          9,070          $ 38,448            09/30/98

Ohio          Solon         Manufacturing                        202,000             n/a              owned

Ontario,      Concord       Manufacturing                         18,400          $ 62,560        month-to-month
 Canada

Texas         El Paso       Manufacturing                          1,770          $ 11,664            02/28/96

Washington    Kent          Warehouse                             25,000          $ 66,000        month-to-month

ITEM 3. LEGAL PROCEEDINGS.
-------------------------

    The Corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of commercial disputes.

    During the period from April 1, 1996 through June 30, 1996, the Company, together with certain former officers, former directors and third parties, was named as a defendant in seventeen (17) class action lawsuits filed by persons and entities who purchased the common stock and warrants of the Company during the period of November 11, 1994 through and including April 15, 1996, in the United States District Court for the Northern District of Georgia. On July 9, 1996, the District Court ordered that the Complaints be consolidated for all purposes. On July 23, 1996, plaintiffs filed a consolidated class action complaint ("Complaint") alleging violations of
Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and an additional claim under Georgia common law for alleged negligent misrepresentations. The Complaint named as defendants the Company: Richard P. Smyth ("Smyth"), the former Chairman of the Board and Chief Executive Officer of the Company; Arnold E. Johns ("Johns"), formerly President and a director of the Company; Roemmich & Seymour, PC ("R&S"), the Company's former outside auditor; and the principals of R&S, Roger Roemmich ("Roemmich") and J. Allen Seymour ("Seymour").

    The Complaint alleged that throughout the period from November 11, 1994 through April 15, 1996, the Company issued materially false and misleading financial statements that caused the market price of the Company's securities to trade at artificially inflated prices.

    On August 29, 1996, the District Court certified plaintiffs as representatives of a class of all persons who purchased the Company's common stock and/or warrants during the period from October 24, 1994 through June 8, 1996 (the "Class") except the defendants, all former officers and former directors and employees of the Company, all underwriters of the Company's initial public offering, members of the immediate families of each of the foregoing and any person, firm, trust, corporation, officer, director or other individual or entity in which any of the defendants has a controlling interest or which is related to or affiliated with any of the defendants, and the legal representatives, heirs, successors-in-interest or assigns of the Class as well as all individuals or entities who acquired Vista common stock and/or warrants through Vista's employee profit sharing, retirement, benefit or incentive program. Current officers and directors are not excluded from the Class, so long as they meet the requirements for participation.

    On March 14, 1997, a settlement was confirmed by the entry of a Final Judgment and Order of Dismissal with Prejudice. The settlement provides, among other things, that the Company will issue shares of its common stock (and provide certain anti-dilution protection) to the plaintiffs and the Class in order to convey ownership of 40% of the Company's common stock. In addition, the settlement provides that additional common shares will be issued to the Class to maintain its 40% ownership interest in the Company if the Company's outstanding convertible preferred stock is converted to common stock at less than $1.35 per common share for the Series C preferred or $1.19 per common share for the Series A and D preferred. Furthermore, additional shares will also be issued, if the Company's management is issued common stock through the Company's stock option plan, resulting in management acquiring more than 20% of the common stock of the Company. The number of shares to be issued under the terms of this settlement is approximately 14,226,000 The Company's insurance carrier also contributed $300,000 to the settlement. The settlement is in satisfaction of all claims of the Class.

    The SEC notified the Company in April 1996 that it had commenced an informal investigation of the Company. The status of the investigation was changed to a formal private investigation in January, 1997. The Company has responded to the SEC's request for information and will continue to cooperate with the SEC in this matter. Independently, the Company through its Audit Committee has conducted an internal investigation of the facts and circumstances surrounding the investigation. (See Item 1 - "Business-- Current Developments".)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the year ended December 28, 1996, as neither an annual meeting was held nor a proxy statement issued during 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------------------

    The Company's common stock (symbol: VISTE) was traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") until May 31, 1996, when the Company's stock was delisted. (See Item 1--"Business-Current Developments") The following table sets forth the range of high and low bid prices for the Company's Common Stock as quoted by NASDAQ. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


                                            FISCAL YEAR ENDED         FISCAL YEAR ENDED       OCTOBER 25, 1994 THRU
                                           DECEMBER 28, 1996(1)       DECEMBER 30, 1995         DECEMBER 31, 1994

            QUARTER                          HIGH BID      LOW BID     HIGH BID     LOW BID    HIGH BID     LOW BID
--------------------------------------     -----------  -----------  -----------  ---------  ----------    ---------

First.................................      14-7/8        8-1/2        2-5/8        1-1/2              N/A

Second(2).............................      10-1/8        1-7/16       6-9/32       1-15/16            N/A

Third.................................              N/A                7-3/8        5-3/16             N/A

Fourth................................              N/A               10-1/2        4-5/8        3-15/16       2-1/2

------------------------

(1) On December 28, 1996 there were in excess of 1000 record holders of the Company's common stock. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.

(2) Represents market prices second quarter through May 31, 1996, the date the stock was delisted.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected consolidated financial data of the Company shown below for the four year and three month period ended December 28, 1996 are derived from the consolidated financial statements of the Company. The information set forth below is qualified in its entirety by the more detailed financial statements and notes thereto included elsewhere herein together with the reports issued by the independent certified public accounts. The following table should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.



               CONSOLIDATED                                                            3
              BALANCE SHEET                           YEAR                YEAR       MONTHS       YEAR        YEAR
               DATA (AS OF                            ENDED              ENDED       ENDED       ENDED       ENDED
               PERIOD END)                          12/28/96            12/30/95    12/31/94    9/30/94     9/30/93
------------------------------------------  -------------------------  ----------  ----------  ----------  ----------

                                                     (AMOUNTS IN THOUSANDS EXCEPT SHARES AND PER SHARE DATA)
                                            -------------------------------------------------------------------------


Working capital (deficit).................        $   30,587           $ 30,393      $    (212)  $ (3,235)     $    (566)

Total assets..............................            61,771             65,311          1,597      1,430          1,583

Long-term debt, including current.........            24,302             23,636            695      1,036            761

Stockholders' equity (deficit)............            24,161             21,125             (9)    (3,178)          (817)

Consolidated Statement of Operations Data

Net sales.................................        $  110,955           $ 32,422      $       1   $    137      $     745

Cost of sales.............................            82,563             28,244             26        314            593

 Gross profit (loss).......................           28,392              4,178            (25)      (177)           152

Operating expenses........................            34,235             17,318            858      1,721          2,448

Loss from Asset...........................           (10,787)              --              --        --             --
Sales/Writedowns

Loss from disposed business...............               --              (1,147)           --        --             --

 Operating loss............................          (16,630)           (14,287)          (883)    (1,898)       (2,296)

Interest expense..........................           (2,174)               (649)          (143)      (266)         (231)

Other income (expense)....................             (351)                273              4         45           --

Net loss before Income Taxes..............          (19,155)            (14,663)        (1,022)    (2,119)       (2,527)

Income Tax Expense........................             (246)                --             --         --            --

 Net loss..................................      $  (19,401)           $(14,663)     $  (1,022)  $ (2,119)    $  (2,527)

Loss per share............................       $    (1.20)           $  (2.33)     $  (0.36)   $  (0.99)    $   (1.28)

Weighted average shares outstanding.......       $   16,133,508         6,294,361     2,813,293   2,131,226    1,970,706

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    The Company reported a net loss of $19.4 million or a $1.20 loss per share for the year ended December 28, 1996 compared to a net loss of $14.7 million or $2.33 loss per share for the year ended December 1995 compared to net loss of $1.0 million or $.36 loss per share for the three month period ended December 31, 1994 and net loss of $2.1 million or $.99 loss per share for the year ended September 30, 1994.

    The 1996 loss is primarily attributable to substantial losses on the sale of the assets of FSPI and write-down of the assets of Alabaster and Intelock.
 In addition, high general overhead costs were incurred in the operation of the Company's corporate offices. The Company's substantial growth as discussed below resulted from two significant acquisitions during 1995. The loss for the year ended December 30, 1995 was primarily attributable to acquisition and reorganization costs, inventory liquidations below normal selling prices, production start-up costs, related material and manufacturing costs, and high general overhead costs. The loss for the three month period ended December 31, 1994 is primarily due to low levels of business operations. The loss for the year ended September 30, 1994 is primarily due to low levels of business operations during the time when Vista was actively pursuing an initial public offering.

RESTATEMENT OF FINANCIAL STATEMENTS OF PRIOR PERIODS

Financial Statements for the Year ended September 30, 1994

    The audited financial statements previously issued for the year ended September 30, 1994 have been restated to reflect two prior period accounting adjustments. First, previously recognized revenue from the sale of an exclusive license agreement for one of the Company's products, consideration for which was substantially in the form of a $1.2 million note receivable, has been reversed as a result of a 1996 investigation initiated by the Audit Committee of the Board of Directors. Second, $635,000 of previously reported sales have been reversed also as a result of the Audit Committee investigation referred to above. The effects of these two prior period adjustments on operations results in a reduction of revenue, an increase in net loss and an increase in accumulated deficit all in the amount of $1.8 million.

Quarterly Reports filed on Forms 10-Q

    The unaudited interim financial statements filed on Forms 10-Q for the quarters ended December 31, 1994, March 31, 1995, June 30, 1995 and September 30, 1995 have been amended. These amendments were necessary to properly reflect certain year-end 1995 adjustments, correct accounting errors determined as a result of the audit of the December 30, 1995 financial statements, and record the prior period accounting adjustments referred to above related to the September 30, 1994 financial statements. The individual quarterly effects of the adjustments for the respective comparative quarters have been reported in the Company's Forms 10-Q for the quarters ending March 30, 1996, June 29, 1996 and September 28, 1996, which were filed on May 1, 1997. Descriptions of the nature of these adjustments are as follows:

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

RESULTS OF OPERATIONS

Consolidated

    Net sales were $111.0 million for the year ended December 28, 1996 compared to $32.4 million for the year ended December 30, 1995. The increase is primarily a result of the inclusion of a full year's operating results of ACPI and Alabaster, both of which were acquired during 1995.

    Gross profit was $28.4 million for the year ended December 28, 1996 compared to $4.2 million for the year ended December 30, 1995. The increase is primarily a result of the acquisitions of ACPI and Alabaster during 1995. Gross profit was 25.6% of net sales for the year ended December 20, 1996 compared to 12.9% of net sales for the year ended December 30, 1995. Gross profit in 1996 improved as a result of having a full year's results for ACPI versus three months in 1995, substantially mitigating gross profit losses at FSPI.

    Operating expenses were $34.2 million for the year ended December 28, 1996 compared to $17.3 million for the year ended December 30, 1995. The increase is primarily a result of the acquisitions of ACPI and Alabaster, and growth of parent company operations at Vista. Operating expenses were 30.8% of net sales for the year ended December 28, 1996 compared to 53.4% of net sales for the year ended December 30, 1995.

    Net loss for the year ended December 28, 1996 was $19.4 million compared to $14.7 million for the year ended December 30, 1995.

Separate Company Analysis

    Following is an analysis of results of operations on a separate company basis using financial data included in the consolidated financial statements.

Vista and FSPI (combined)

    Sales were $2.9 million for the year ended December 28, 1996, compared to $2.0 million for the year ended December 30, 1995, $1,000 for the three month period ended December 31, 1994 and $137,000 for the year ended September 30, 1994. The increase in sales in 1996 is due to 1996 consisting of eight months of sales of gas detection devices while 1995 represented only three months of these sales. The increase in sales in 1995 compared to the prior periods is due to introduction of FSPI home safety and security products during 1995. These include home gas detection devices, home security devices and other related products.

    Gross profit (loss) was $(764,000) or (26.2%) for the year ended December 28, 1996, $(3.15) million or (157.5%) for the year ended December 30, 1995, $(25,000) for the three month period ended December 31,1994 and $(177,000) for the year ended September 30, 1994. The 1996 loss is due to a number of factors, the most significant of which are:

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

    Operating expenses were $9.2 million for the year ended December 28, 1996 compared to $9.7 million for the year ended December 30, 1995, $858,000 for the three months ended December 31, 1994 and $1.7 million for the year ended September 30, 1994. Operating expenses during 1996 decreased primarily as a result of reduction in staffing at the Company's corporate office. The increase in operating expenses during 1995 was due to higher sales volumes, increased marketing and promotional costs, increased research and development costs, costs associated with start-up of full production operations for gas detection devices at FSPI, growth of parent company operations including executive and management staff at the parent company, equity based compensation awards at the parent company, and other less individually significant items. Operating expenses were 324% of net sales for the year ended December 28, 1996 compared to 485% of net sales for the year ended December 30, 1995.

    Net loss was $19.0 million, $13.7 million, $1.0 million and $2.1 million for the year ended December 28, 1996, the year ended December 30, 1995, the three months ended December 31, 1994 and the year ended September 30, 1994, respectively. The net loss for 1996 includes a $8.8 million loss on the sale of substantially all of the operating assets of FSPI.

Intelock

    Sales were $262,000 for the year ended December 28, 1996 compared to $480,000 for the period from June 30, 1995 (acquisition date) to December 30, 1995. Sales in 1996 were reduced as the Intelock operations wound down and eventually ceased operating in the third quarter of 1996. Sales volumes in 1995 were lower than anticipated due to product quality and reliability problems resulting in significant returns and customer credits.

    Gross profit (loss) was $(32,000) or (12.2%) of sales for the year ended December 28, 1996 compared to ($6,000) or (1.2%) for the period from June 30, 1995 (acquisition date) to December 30, 1995. The loss is primarily due to low volume levels, product returns, excessive customer credits and allowances related to product quality issues and inventory obsolescence reserves.

    Operating expenses were $207,000 for the year ended December 28, 1996 compared to $537,000 for the period from June 30, 1995 (acquisition date) to December 30, 1995. Decreased operating expenses were primarily due to the winding down of Intelock operations.

    Net loss was $896,000 for the year ending December 28, 1996, compared to $543,000 for the period from June 30, 1995 (acquisition date) to December 30, 1995. The 1996 loss includes a loss of $659,000 on writing down assets to net realizable value.

Alabaster

    Sales were $8.9 million for the year ended December 28, 1996 compared to $3.9 million for the period from July 31, 1995 (acquisition date) to December 30, 1995.

    Gross profit was $723,000 or 8.1% of net sales for the year ended December 28, 1996 compared to $142,000 or 3.6% for the period from July 31, 1995 (acquisition date) to December 30, 1995. Gross profit in 1995 was negatively impacted by liquidations of excess and slow moving inventory which were not in accordance with management's sales and distribution strategies. Additionally, inventory costs in 1995 were high due to low manufacturing capacity utilization during the period. 1995 gross profit was also impaired due to valuation reserves necessary to absorb losses sustained from additional liquidations of 1995 year-end inventories during the first quarter of 1996.

    Operating expenses were $2.3 million for the year ended December 28, 1996 compared to $1.2 million for the period from July 31, 1995 (acquisition date) to December 30, 1995. Operating expenses were 25.6% of net sales for the year ended December 28, 1996 compared to 30.8% of net sales for the period from July 31, 1995 (acquisition date) to December 30, 1995. Operating expense decrease was achieved primarily through reductions in administrative staffing.

    Net loss was $3.6 million for the year ended December 28, 1996 compared to $1.1 million for the period from July 31, 1995 (acquisition date) to December 30, 1995. The 1996 loss included a loss of $1.8 million on the write down of assets to net realizable value.

ACPI

    Sales for the year ended December 28, 1996 were $100 million compared to $105 million for the year ended December 30, 1995 (including amounts which are not included in the consolidated financial statements of Vista 2000, Inc.) Sales were $26.0 million for the period from September 30, 1995 (acquisition date) to December 30, 1995. The decline in sales was primarily attributable to a reduction in sales of the KA-BAR product line and the loss of one half of Wal-Mart's key business. The loss of the Wal-Mart key business was due to the introduction by an ACPI competitor of improved key identification and cutting technology. In an effort to meet this competitive challenge, ACPI has developed a computerized key duplication machine (see
Item 1 - Business - Product Development).

    Gross profit for the year ended December 28, 1996 was $28.5 million or 28.4% compared to $26.9 million or 25.6% for the year ended December 30, 1995 (including amounts which are not included in the consolidated financial statements of Vista 2000, Inc.) Gross profit was $7.2 million or 27.6% for the period from September 30, 1995 (acquisition date) to December 30, 1995.

    Operating expenses were $22.7 million for the year ended December 28, 1996 compared to $25 million for the year ended December 30, 1995 (including amounts which were not included in the consolidated financial statements for Vista 2000, Inc.) Operating expenses were $6.0 million for the period from September 30, 1995 (acquisitions date) to December 30, 1995. Operating expenses were 22.6% and 23.8% of net sales for the years ended December 28, 1996 and December 30, 1995 respectively. Operating expenses for the period September 30, 1995 to December 30, 1995 were 23.1% of net sales. Operating expenses for the year ended December 28, 1996 were favorably affected by certain purchase accounting adjustments, primarily those related to valuation of long-term assets, which result in significant decrease in annual depreciation on existing assets. Operating results were also favorably affected by reductions in operating cost from fewer employees in 1996, saving $750,000.

    Pretax income (loss) was $4.2 million for the year ended December 28, 1996 and ($774,000) for the year ended December 30, 1995 (including amounts which were not included in the consolidated financial statements of Vista 2000, Inc.) Pre-tax income for the period from September 30, 1995 (acquisition date) to December 30, 1995 was $620,000.

FINANCIAL CONDITION

Consolidated

    Consolidated working capital at December 28, 1996 was $30.6 million exclusive of the $20.4 million ACPI revolver debt which matures in April
1997.   The ACPI credit facility was replaced in May 1997.  The new loan agreement expires in May, 2000.

    During 1996, Vista raised approximately $21.2 million, net of issuance costs, through convertible preferred stock offerings and common stock offerings issued pursuant to the exemption from registration of Regulation S under the Act. The proceeds of these offerings were used to fund operating losses and working capital requirements.

    Regarding the use of the Company's income tax loss carryforward, the Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1995 and 1996. Additionally, management expects another change in control to occur during 1997 upon issuance of the common stock in settlement of the class action lawsuit described in Part I, Item 3. As a result, the utilization of a significant portion of the tax loss carryforwards will be limited on an annual basis and could expire unused.

Separate Company Analysis

ACPI

    $30.0 million of consolidated working capital is from ACPI. As of December 28, 1996, ACPI had $8.5 million available under its $28.9 million revolving line of credit. Borrowings under the line of credit are based on a formula which includes eligible accounts receivable and inventories. The line of credit bears interest at the base rate plus 3/8% (8.625% at December 28, 1996) and is collateralized by accounts receivable, inventories and equipment and is guaranteed by each of ACPI's subsidiaries. The ACPI revolving credit facility does not provide for intercompany advances to non-ACPI Vista affiliates other than for payment of dividends and trading transactions occurring through the normal course of business.

    The existing line of credit was replaced on May 7, 1997 with a new line of credit in the total amount of $30 million. The line bears interest at the prime rate plus .5% or LIBOR plus 2.5% and is collateralized by accounts receivable, inventory, equipment and real estate. Borrowings under the line of credit are based on a formula which includes eligible accounts receivable and inventories. The revolving credit facility provides for intercompany advances to non-ACPI Vista affiliates based upon a percentage of excess cash flow as defined in the credit agreement.

Alabaster

    Working capital at Alabaster at December 28, 1996 was $500,000. In September 1996, Alabaster entered into a revolving credit and demand loan agreement. The amount of the credit is $2.5 million. As of December 28, 1996, availability under the credit agreement was $1.25 million of which $908,000 had been borrowed. Interest is at the greater of 9% or prime plus 3-1/4%. The agreement is secured by substantially all of the assets of Alabaster and is guaranteed by Vista. The agreement expires September, 1998.

Parent Company, FSPI and Intelock ("Vista Group")

    Working capital at the Vista Group at December 28, 1996 was $100,000.
Due to the sale of FSPI assets and the closing and sale of Intelock, their cash requirements are minimal. The staffing costs and overhead of the parent company have been substantially reduced. Working capital for the Vista Group is derived primarily through dividends and cost reimbursements from ACPI for expenses advanced or paid on behalf of ACPI.

SIGNIFICANT SUBSEQUENT EVENTS

Litigation

    On March 14, 1997, a settlement was confirmed by the entry of a Final Judgment and Order of Dismissal with Prejudice. The settlement provides, among other things, that the Company will issue shares of its common stock (and provide certain anti-dilution protection) to the plaintiffs and the Class in order to convey ownership of 40% of the Company's common stock. In addition, the settlement provides that additional common shares will be issued to the Class to maintain its 40% ownership interest in the Company if the Company's outstanding convertible preferred stock is converted to common stock at less than $1.35 per common share for the Series C preferred or $1.19 per common share for the Series A and D preferred, or, if the Company's management is issued more than 20% of the common stock of the Company pursuant to the grant of stock options. The number of shares to be issued under the terms of this settlement is approximately 14,226,000 The Company's insurance carrier also contributed $300,000 to the settlement. The settlement is in satisfaction of all claims of the Class.

    On May 6, 1997, the Company issued approximately 14,226,000 shares of its common stock to the attorneys on behalf of the class, thereby fulfilling the Company's obligation to convey the 40% ownership in the Company to the Class.

    The SEC notified the Company in April 1996 that it had commenced an informal investigation of the Company. The status of the investigation was changed to a formal private investigation in January, 1997. The Company has responded to the SEC's request for information and will continue to cooperate with the SEC in this matter. Independently, the Company through its Audit Committee has conducted an internal investigation of the facts and circumstances surrounding the investigation. (See Item 1 -- "Business -- Current Developments".)

Effects on Liquidity

    Due to the combination of operating losses, significant 1996 cash investments in inventories and capital assets, significant legal and accounting expenses, the short-term and long-term liquidity positions of the Company are being managed very closely. Management is also considering means other than through operations by which financing can be obtained, which could include, among other things, sales or dispositions of assets. No assurance can be given that these actions will be successful.

Business Sale

    On April 18, 1997, the Company sold all of its 94% interest in Intelock's common stock to a company managed by a minority (4.2%) shareholder of Intelock, who was an officer and director of Intelock, prior to the purchase of Intelock by the Company in 1995. Proceeds from the sale were $5,000 and a $95,000 promissory note. In deciding to sell Intelock, the Company's management considered claims made by minority (6.3%) shareholders of Intelock, regarding alleged false representations made by former officers and directors of the Company during its purchase of Intelock and alleged mismanagement of Intelock's assets, by the same former officers and directors, following the purchase. These minority shareholder claims have been withdrawn since the sale of Intelock by the Company. This sale will not have a material impact on the Company's 1997 operating results since the net operating assets of Intelock were written off during the third quarter of the 1996 fiscal year.

    On June 19, 1997, the Company sold all of the stock of Alabaster for $2,000,000. Payment consisted of $500,000 cash and a $1,500,000 note receivable, secured by a first mortgage on the land and buildings which comprise Alabaster's manufacturing, sales and administrative operations. The Company will record an additional loss of approximately ($1,600,000) on the sale in 1997. During the year ended December 28, 1996, the Company recorded losses of approximately ($3,600,000) related to Alabaster as a result of operating losses and asset write downs. Alabaster represented approximately 8% of the Company's consolidated sales for the year ended December 28, 1996.

Asset Sale Agreement

    On June 30, 1997, the Company entered into an agreement to sell certain assets of ACPI. These assets comprise primarily ACPI's key, key-making machine, letters, numbers and signs manufacturing, certain real estate and related businesses. The Company will retain Boss Manufacturing, Inc., Boss Balloon, Inc. and the ACPI Warren Pet Division. The business assets being sold accounted for approximately $57,000,000 or 51% of the Company's consolidated sales for the year ended December 28, 1996. The closing of the sale is not expected until August or September of 1997, pending regulatory approval.

Employment Agreements

    On April 15, 1997, employment agreements with two officers of ACPI were replaced with severance agreements. The severance agreements provide for minimum annual payments of $169,000 each through 1997. The severance agreements also provide for additional aggregate payments of up to $400,000 based upon the occurrence of certain events, as defined in the agreements.

Real Estate Purchase

    On January 3, 1997, ACPI, through one of its wholly-owned subsidiaries, purchased a manufacturing facility which had previously been leased by the subsidiary from a corporation controlled by certain former officers of ACPI for $1.2 million in cash and an assumption of a $842,000 mortgage note.

Stock Options

    On December 31, 1996, the Company granted options to purchase 7,810,000 shares of common stock at an exercise price of $.03 per share to directors, employees and consultants. The options were granted for prior and future services. One half of the options are vested upon grant and the remaining half vest on December 31, 1997. A compensation expense of $105,000 related to these options was recognized during the year ended December 28, 1996. During the second quarter of 1997, a total of 2,662,500 of these options were exercised.

Convertible Preferred Stock

    During the period from November 1996 through April 1997, the Company engaged in negotiations with certain holders of various classes of the Company's convertible preferred stock concerning a possible transaction in which the Company would have repurchased and retired the preferred stock and the holders of the preferred stock would have released the Company from all purported claims by such holders against the Company, including claims alleging fraudulent misrepresentation by the Company in the original issuance of the preferred stock. However, the Company ultimately determined that such a use of its resources would not be in its best interest and determined not to accept the preferred shareholders' last offer. Thereafter, in May and July 1997, in order to help the Company settle all claims by these preferred shareholders, four of the Company's five directors, a consultant to the Company and an unaffiliated third party (the "Individual Purchasers") agreed to purchase shares held by such preferred shareholders on the same terms as they, the preferred shareholders, had offered to the Company. The aggregate number of shares of common stock issued to the Individual Purchasers upon the conversion of such shares of preferred stock and issued by the Company in consideration for the release of claims, was the same number of shares of the Company's common stock originally offered to, but rejected by, the original preferred shareholders. As a result, the Individual Purchasers acquired an aggregate of 2,570 shares of the Company's Series C and D Convertible Preferred Stock for an aggregate cash consideration of approximately $1 million and the preferred shareholders granted to the Company the release described above. The shares of Series C and D Convertible Preferred Stock acquired by the Individual Purchasers were converted into an aggregate of 2,947,712 shares of the Company's common stock. In addition, the Company issued an aggregate of 5,794,803 shares of its common stock to the Individual Purchasers in consideration for obtaining the release described above. The Company also agreed to issue additional shares of its common stock to the Individual Purchasers and pay the same consideration in the event that other holders of the Company's preferred stock convert such preferred stock into the Company's common stock at a more favorable conversion rate or receive additional consideration on a more favorable basis than that provided to the Individual Purchasers.

    Separately, the Company agreed to pay $175,000 and $2,500 in attorneys' fees to one of the original preferred shareholders as additional consideration for the release of the claims associated with their preferred shares. The $175,000 will be paid on January 2, 1999 with the interest accruing on such amount at 8% per annum, payable quarterly. The Company obtained from the Individual Purchasers a waiver of their rights to also receive additional consideration paid by the Company in the form of a Note as referenced above.

Common Stock

    The total number of authorized shares of the Company's common stock was 50,000,000 on August 15, 1997. At that time, there were 43,510,964 shares of the Company's common stock issued and outstanding. The following schedule projects the effect on outstanding common shares of an assumed exercise of outstanding common stock options:

              Common Stock Issued           43,852,305 (1)
              Less Treasury Shares            (341,341)
              Stock Options                  5,266,050
                                             -------------
                                            48,777,014 (2)

    (1) Common stock issued includes approximately 8,890,000 shares relating to the conversion of the Company's convertible preferred stock and the release of claims of the owners of the Company's convertible preferred stock.

    (2) This total does not include the effect of the exercise of outstanding common stock warrants which have exercise prices ranging from $2.00 to $12.00 per common share with varying expiration dates up to October, 1999.

Item 8.  Financial Statements and Supplemental Data.

    The following consolidated financial statements of the Company and its Accountants' Opinion set forth in Part IV, Item 14, of this Report:

         (i) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the year ended December 28, 1996 and year ended December 30, 1995.

         (ii) Consolidated Balance Sheet -- December 28, 1996 and December 30, 1995.

         (iii) Notes to the Consolidated Financial Statements; and Unqualified Opinion of Independent Accountants dated March 4, 1997.

Item 9. Changes in And Disagreements With Auditors on Accounting And Financial Disclosures.

    Not applicable.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information as to directors of the registrant is set forth below. The information as to the executive officers of the registrant is included in
Part I hereof under the caption "Executive Officers of the Registrant." Directors are elected by the stockholders at each annual meeting and serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified. At the present time, the Company's Board of Directors consists of five directors. The following table sets forth certain information concerning the members of the Board of Directors of the Company at December 28, 1996:

NAME                                          AGE                            POSITION
----------------------------------------      ---      -----------------------------------------------------

G. Louis Graziadio, III(1)..............       47      Chief Executive Officer and Chairman of the Board
                                                       since June 1996.He is also the Chairman and CEO of
                                                       Ginarra Holdings, Inc., a holding company with
                                                       investments through various corporations, and a
                                                       director of Imperial Credit Industries, Inc.,
                                                       Imperial Bancorp, Imperial Trust, Imperial Financial
                                                       Group and Lynx Golf, Inc.

Perry A. Lerner.........................       54      Director since June 1996.Mr. Lerner is a Managing
                                                       Director of Crown Capital Group, Inc., a New
                                                       York-based investment company. A graduate of Harvard
                                                       Law School and Claremont McKenna College,Mr. Lerner
                                                       was a partner of the law firm O'Melveny & Meyers from
                                                       1984-1996 and is a member of the State Bar of New
                                                       York, State Bar of California and American Bar
                                                       Association.Mr. Lerner also serves on the Board of
                                                       Directors of Imperial Credit Industries, Inc. and
                                                       Imperial Financial Group.

Lee E. Mikles(1)........................       41      Director since June 1996. Mr. Mikles is Chairman of
                                                       Mikles/Miller Management, Inc.Prior to the formation
                                                       of that company, he headed Mikles/Miller Group, an
                                                       affiliate of Shearson Lehman Brothers after serving
                                                       as First Vice President of the Corporate Finance
                                                       Department at Bateman Eichler, Hill Richards Inc. and
                                                       as First Vice President with Drexel Burnham Lambert,
                                                       Inc. from 1981 through 1989.Mr. Mikles also serves on
                                                       the Board of Directors of Imperial Bancorp, Imperial
                                                       Bank, Imperial Ventures,Coastcast Corporation and
                                                       Imperial Financial Group.

Paul A. Novelly.........................       53      Director since June 1996.Mr. Novellycontrols Apex Oil
                                                       Company in St. Louis, MO with a refinery in Long
                                                       Beach, CA; International Dunraine, Ltd., a
                                                       publicly-held company; and AIC, Limited, which,
                                                       headquarteredin Bermuda, trades petroleum products
                                                       internationally through its office in Monaco.Mr.
                                                       Novelly is a substantial shareholder and director of
                                                       Intrawest Corp.He also serves on the Board of
                                                       Directors of Apex Oil Company, Inc. International
                                                       Dunraine, Ltd., Coastcast Corporation, Imperial Bank
                                                       and Imperial Financial Group.


NAME                                          AGE                            POSITION
----------------------------------------      ---      -----------------------------------------------------

Richard D. Squires......................       39      Director since June 1996.Mr. Squires serves as
                                                       President of RS Holdings, Inc., a Dallas, Texas based
                                                       real estate and high-yield investment company, and as
                                                       President of R3 Realty Corporation, formerlyPace
                                                       Membership Warehouse, Inc., a former subsidiary of
                                                       K-Mart Corporation.Mr. Squires has previously served
                                                       as Chief Financial Officer of Ft. Worth Holdings,
                                                       Inc. and Vice President of Finance at American Hotels
                                                       Corporation and Second Vice President of Finance at
                                                       Punta Gorda Isles, Inc. Mr. Squires has a B.S. in
                                                       Accounting from Pennsylvania State University, and a
                                                       Masters of Business Administration from Harvard
                                                       University.

------------------------
(1) Mr. Graziadio and Mr. Mikles are first cousins; otherwise, there are no family relationships existing between the officers and directors of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

COMPENSATION TABLES

    The compensation paid in fiscal 1996 to the Company's Chief Executive Officer and to each of the other executive officers and of the subsidiaries whose total compensation exceeded $100,000 are as follows:



                        1996 SUMMARY COMPENSATION TABLE
                                 THE REGISTRANT
                                                                                      LONG-TERM COMPENSATION
                                                                                      ----------------------
                                            ANNUAL                 OTHER                 AWARDS            PAYOUTS    ALL
                                         COMPENSATION              ANNUAL                ------            -------   OTHER
                                         ------------             COMPEN-      RESTRICTED     OPTIONS       LTIP     COMPEN-
NAME AND                              SALARY      BONUSES          SATION        STOCK         SARS        PAYOUT    SATION
PRINCIPAL POSITION       YEAR          ($)          ($)             ($)          AWARDS         (#)          ($)       ($)
--------------------  -----------  ------------  -----------      ----------   -----------  -------------  --------  --------

G. Louis                  1996         -0-           -0-             -0-                                               $138,000
Graziadio, III(1)
CEO and
Chairman of the
Board

Richard P. Smyth,(2)      1996        43,750          -0-        2,019,000(4)
CEO and                   1995       134,100          -0-           -0-                       400,000
Chairman of the           1994       138,333          -0-           -0-
Board







                                                          THE SUBSIDIARIES
                                                                                              LONG-TERM COMPENSATION
                                                                                        ---------------------------------
                                                                ANNUAL        OTHER              AWARDS          PAYOUTS    ALL
                        NAME                                 COMPENSATION     ANNUAL    ----------------------  ---------  OTHER
                        AND                               -----------------   COMPEN-    RESTRICTED   OPTIONS     LTIP     COMPEN-
                     PRINCIPAL                            SALARY    BONUS     SATION       STOCK       SARS      PAYOUT    SATION
                      POSITION                   YEAR      ($)       ($)        ($)        AWARDS      (#)        ($)        ($)
---------------------------------------------  --------  --------  --------  --------   -----------   -------    -------  --------

Stephan Cole,(3)                                 1996     280,000    -0-      372,000                   --
 CEO, ACPI Sub-sidiary (b) and (c)               1995     277,000    -0-        -0-                   100,000

Richard Bern,                                    1996     275,000    -0-      372,000                   --
President ACPI Subsidiary (a) and (b)            1995     262,150    -0-        -0-                   100,000

Daniel Norris,                                   1996     140,000    -0-        -0-                     --
President Alabaster Subsidiary (a) and (b)       1995     140,000    -0-        -0-                    40,000

------------------------
(1) On June 6, 1996, Mr. Graziadio was elected Chief Executive Officer by the Board of Directors. Compensation for his services is as periodically determined by the Board's Compensation Committee, based on the type and extent of services Mr. Graziadio provided.

(2) On April 16, 1996, Mr. Smyth resigned as Chief Executive Officer and Chairman of the Board.

(3) Amended Base Salary of $150,000 pursuant to Employment Contracts commencing September 1, 1995. Bonus compensation during the term of the Employment Agreement together with amended salaries will equal 1995 Compensation.

(4) Represents compensation calculated on exercise of 200,000 stock options in February 1996. The shares issued were subsequently forfeited under the terms of the class action settlement in March 1997.

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

    There were no options granted to the Executive Officers of the Company and its subsidiaries during the fiscal year ending December 28, 1996. The Company has no stock appreciation rights ("SARs") outstanding.

    The following sets forth the value of options exercised during the year and unexercised options held by the named executive officers on December 28, 1996:

   Aggregated Options/SAR Exercises in the last Fiscal Year and Fiscal Year-End
                                Option/SAR Values

                                                                     NUMBER OF
                                                                    SECURITIES
                                                                    UNDERLYING       VALUE OF UNEXERCISED
                                                                    UNEXERCISED          IN-THE-MONEY
                                                                  OPTIONS/ SARS AT   OPTIONS/SARS AT FISCAL
                                                                 FISCAL YEAR END (#)     YEAR-END($)(5)
                                        SHARES       VALUE      --------------------  ----------------------
                                     ACQUIRED ON    REALIZED         EXERCISABLE/          EXERCISABLE/
NAME                                   EXERCISE       ($)           UNEXERCISABLE         UNEXERCISABLE
-----------------------------------  -----------  ------------  --------------------  ----------------------

G. Louis Graziadio III.............     --             --              0 / 0                   0 / 0

Richard P. Smyth(1)................    200,000    $  2,019,000         0 / 0                   0 / 0

------------------------
(1) The indicated value is based on an exercise price of $1.28 per share and market value per share of $11.375 on the date of exercise for 200,000 shares.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of August 15, 1997, certain information regarding the bene-ficial ownership of Common Stock by (i) each person known by the Company to be beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each director; (iii) each Named Executive Officer (as defined below); and (iv) all directors and executive officers as a group. This table includes 14,226,111 shares issued in the Class Action Settlement (referred to in Item 3), 1,242,500 currently exercisable options granted to directors, employees and consultants of the Company on December 31, 1996, and approximately 8,890,000 shares issued relating to the conversion of preferred stock and claims release (referred to in Item 7.)

                                                                                          COMMON STOCK BENEFICIALLY
                                                                                                    OWNED
                                                                                         ---------------------------
                                                                                            NO. OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                                    SHARES      % OF CLASS
---------------------------------------------------------------------------------------  ------------  -------------

Mr. G. Louis Graziadio, III (2)(4)(5)(7)...............................................     3,202,420        7.2%
2325 Palos Verdes Drive West, Suite 211
Palos Verdes Estates, CA 90274

Mr. Perry A. Lerner (3)................................................................     262,500          0.6%
660 Madison Ave., New York, NY 10022

Mr. Lee E. Mikles (3)(4)(5)............................................................     1,719,620        3.8%
Mikles/Miller Management, Inc.
100 Wilshire Blvd., Santa Monica, CA 90401

Mr. Paul A. Novelly (3)(4)(5)..........................................................     1,919,620        4.3%
8182 Maryland Ave., St. Louis, MO 63105

Mr. Richard D. Squires (3)(4)(5).......................................................     1,719,620        3.8%
4229 Cochran Chapel, Dallas, TX 75209

All Directors and Executive Officers as a
Group(5 Persons).......................................................................     8,823,780       19.7%

Ellison C. Morgan......................................................................     2,835,488        6.3%
One Embarcadero Center, Suite 2830
San Francisco, CA 94111

Class Action Shareholders (6)..........................................................    14,426,111       32.2%
c/o Carr, Tabb & Pope, 1355 Peachtree St., NE
Suite 2000, Atlanta, GA 30309

Shyam H. Gidumal (2)(4)(5).............................................................     2,657,120       5.9%
660 Madison Ave., New York, NY10022

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

 (2)     Includes options previously exercised to acquire 1,200,000 shares of Common Stock. Does not include options for 1,200,000 shares which are not exercisable within 60 days of the date of this Form 10-K.

 (3) Includes presently exercisable options to acquire 262,500 shares of Common Stock, except for Mr. Squires who has previously exercised and acquired his 262,500 shares of common stock. Does not include options for 262,500 shares which are not exercisable within 60 days of the date of this Form 10-K.

 (4) Includes 316,215 shares issued to each of four directors as a result of their conversion of preferred stock and 641,868 shares issued to each of four directors for obtaining releases of claims against the Company in connection with their purchase of certain shares of the Company's convertible preferred stock referred to in
         Item 7.

 (5) Includes 175,070 shares issued to each of four directors as a result of their conversion of preferred stock and 323,967 shares issued to each of four directors for obtaining releases of claims against the Company in connection with their purchase of certain shares of the Company's convertible preferred stock referred to in
         Item 7.

 (6) Shares have been issued in trust for subsequent issuance to members of the Class. To receive their shares, a Class member must submit their claim to the trustee prior to May 29, 1997 and the claim must be validated. While held in trust, these shares cannot be voted. Distribution of shares is not expected to occur until 1998.

 (7) Mr. Graziadio disclaims the beneficial ownership of approximately 978,000 of these shares which are owned by Ginarra Holdings, Inc. and an additional 499,000 shares which are owned by the Graziadio Family Trust.

Item 13.  Certain Relationships and Related Transactions.

    On April 16, 1996, the Company entered into an agreement with Richard P. Smyth ("Smyth") setting forth the terms and conditions concerning Smyth's resignation as Chairman of the Board of Directors and Chief Executive Officer of the Company, the repayment of certain funds previously advanced to Smyth by the Company, security for the repayment of the advances and exercise of outstanding options. Smyth had previously received options to purchase 200,000 shares of the Company's stock at the purchase price of $5 per share. Smyth had 90 days from April 16, 1996 to exercise such options. The underlying shares are also pledged as collateral for the repayment of Smyth's indebtedness to the Company. On May 21, 1996, Smyth was advised by the Company that it did not intend to indemnify him against matters currently pending against him as required by the Bylaws of the Company. No releases have been executed between the Company and Mr. Smyth. (See Item 3 - Legal Proceedings.) On July 17, 1996, the Company filed a complaint against Mr. Smyth in the Superior Court of Cobb County, State of Georgia, seeking damages in the approximate amount of $1 Million. Also, on that date, the exercise period for the 200,000 options expired and the options were cancelled.

    In July 1996, the Board of Directors contracted with a turnaround management company, S. Gidumal & Company, Inc., and its affiliate, Strategic Turnarounds & Investment Corp. (collectively "STIC"), to assist with the restructuring of the Company, including operations, financing, litigation, strategic planning and divestitures. Mr. Shyam Gidumal is a principal with STIC and in September 1996 became a member of the Board of Directors of ACPI and other subsidiaries of ACPI. STIC was involved in the resolution of the Class Action Litigation, sale of the assets of FSPI and financings involving ACPI and Alabaster. During 1996, STIC was paid approximately $308,000 for its services. In addition, in December 1996, Mr. Gidumal was granted options to acquire 2,400,000 shares of common stock of the Company at an exercise price of $.03 per share. Of the options granted, 1,200,000 were immediately exercisable, with the balance exercisable on December 31, 1997. STIC's services continue to be engaged in 1997 and are compensated on a basis that has been developed by the Company's Board of Directors, which includes a fixed monthly component for services and success components based on the achievement of certain critical objectives to the Company.

    The Company has received a claim for indemnification from Arnold E. Johns, a member of the Board of Directors and President of the Company, pursuant to claims made against Mr. Johns by one or more shareholders, pursuant to the purported class action lawsuits filed against the Company and Mr. Johns, individually. This claim was settled and a release obtained for Mr. Johns as part of the Class Action settlement in March 1997.

    During May 1997, four of the Company's directors, together with Mr. Gidumal, and an unaffiliated third party (the "Individual Purchasers") purchased approximately 57% of the Company's outstanding Convertible Preferred Stock directly from the security holders to settle potential and substantial legal and fraud claims against the Company, which occurred prior to the date the Company's current management and Board of Directors assumed control of the Company. During July 1997, the Individual Purchasers purchased an additional 1,250 preferred shares, or, approximately 30% of the Company's outstanding Convertible Preferred Stock directly from the security holder (See Item 7 - Significant Subsequent Events - Convertible Preferred Stock.)

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

       The following consolidated financial statements of Vista 2000, Inc. and Report of Independent Accountants are attached to this report as follows:

       Consolidated Statements of Operations, Cash Flows and Shareholders' Equity - year ended December 28, 1996 and year ended December 30, 1995;

       Consolidated Balance Sheet - December 28, 1996 and December 30, 1995;

       Notes to the Consolidated Financial Statements; and

       Report of Independent Accountants dated March 4, 1997.

       (ii) list of financial statement schedules

       The following financial statement schedules of Vista 2000, Inc. for the years ended December 28, 1996, December 30, 1995, September 30, 1994 and the three-month period ended December 31, 1994 are included pursuant to
       Item 8:

                        Report of Independent Certified Public
                            Accountants on Schedules . . . . . . . . . .  S-1

         Schedule II    Valuation and Qualifying Accounts  . . . . . . .  S-2

         Schedules not listed above have been omitted because they are not applicable or are not required for the information required to set forth therein is included in the Financial Statements or notes thereto.

         The following consolidated financial statements schedules of Vista 2000, Inc. are included in this report:

         Unqualified Opinion of Independent Accountants and Financial Statements Schedule

  (b)  Reports on Form 8-K:

       A report on Form 8-K containing the consolidated financial statements for the year ended December 30, 1995 was filed by the registrant on June 6, 1996.

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

(Registrant)      Vista 2000, Inc.

By (Signature and Title)               /s/ G. Louis Graziadio,III
                        ------------------------------------------------------
                  G. Louis Graziadio, III, Chief Executive Officer and President

Date: August 22, 1997


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)               /s/ G. Louis Graziadio,III
                        ------------------------------------------------------
                              G. Louis Graziadio, III, Chairman of the Board

Date: August 22, 1997

By (Signature and Title)               /s/ Perry A. Lerner
                        ------------------------------------------------------
                                   Perry A. Lerner, Director

Date: August 22, 1997

By (Signature and Title)               /s/ Lee E. Mikles
                        ------------------------------------------------------
                                   Lee E. Mikles, Director

Date: August 22, 1997

By (Signature and Title)               /s/ Paul A. Novelly
                        ------------------------------------------------------
                                   Paul A. Novelly, Director
Date: August 22, 1997

By (Signature and Title)               /s/ Richard D. Squires
                        ------------------------------------------------------
                                   Richard D. Squires, Director

Date: August 22, 1997

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

10.15(b) Employment Agreement between the Company and Arnold E. Johns, Jr.
         (Exhibit 10.4)

10.16(b) Employment Agreement between the Company's subsidiary, American
         Consumer Products, Inc., and Richard Bern.  (Exhibit 10.5)

10.17(b) Employment Agreement between the Company's subsidiary, Alabaster
         Industries, Inc., and Daniel A. Norris.  (Exhibit 10.6)

10.18(b) Employment Agreement between the Company's subsidiary, American
         Consumer Products, Inc., and Stephen W. Cole.  (Exhibit 10.7)

10.19(e) Employment Agreement between the Company and Robert E. Altenbach
         (Exhibit 10.19)

10.20(f) Asset Purchase Agreement between Vista 2000, Inc., Family Safety
         Products, Inc. and Therm Acquisition, Inc. dated August 23, 1996 (Exhibit 10.20)

10.21(f) Loan and Security Agreement between Alabaster Industries, Inc. and
         Century Business Credit Corporation dated September 20, 1996 (Exhibit 10.21)

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

(24)     Power of Attorney
         Not applicable.

(27)     Financial Data Schedule  (Filed only by Electronic Filers)

27.1          Financial Data Schedule

(28)     Information from Reports Furnished to State Insurance Regulatory
         Authorities
         Not applicable.

(99)     Additional Exhibits
         None.

------------------------
(a) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-73118-A). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

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

(f) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 10-Q for the quarter ended September 28, 1996. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 10-Q.

   FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
   VISTA 2000, INC. AND SUBSIDIARIES
December 28, 1996 and December 30, 1995

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Vista 2000, Inc.

We have audited the accompanying consolidated balance sheets of Vista 2000, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Vista 2000, Inc. for the three month period ended December 31, 1994 and for the year ended September 30, 1994, were audited by other auditors whose report dated May 17, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista 2000, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




ATLANTA, GEORGIA
March 4, 1997, except for the second paragraph of Note 4, as to which the date is April 4, 1997 and the fifth paragraph of Note 5 as to which the date is April 14, 1997.

                       Vista 2000, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands except per share data)




                                     ASSETS

                                                                                       DECEMBER 28,  DECEMBER 30,
                                                                                           1996          1995
                                                                                       ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents..........................................................   $    1,165    $      871
  Accounts receivable, net of allowance for
    doubtful accounts and returns of $1,405
    and $2,230, respectively.........................................................       16,187        15,910
  Inventories........................................................................       25,157        33,378
  Prepaid expenses...................................................................        1,564           217
  Other current assets...............................................................          205         1,174
                                                                                       ------------  ------------
        Total current assets.........................................................       44,278        51,550

PROPERTY AND EQUIPMENT, NET..........................................................       15,927        13,041


OTHER ASSETS.........................................................................        1,566           720
                                                                                       ------------  ------------












                                                                                        $   61,771    $   65,311
                                                                                       ------------  ------------
                                                                                       ------------  ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       DECEMBER 28,  DECEMBER 30,
                                                                                           1996          1995
                                                                                       ------------  ------------
CURRENT LIABILITIES
  Note payable.......................................................................   $      908    $       --
  Current portion of long-term debt..................................................          383           607
  Accounts payable...................................................................        5,209        12,542
  Accrued payroll and related expenses...............................................        3,596         4,053
  Accrued liabilities................................................................        3,595         3,955
                                                                                       ------------  ------------
        Total current liabilities....................................................       13,691        21,157

LONG-TERM LIABILITIES
  Long-term debt.....................................................................       23,512        23,029
  Other..............................................................................          407            --
                                                                                       ------------  ------------
        Total long-term liabilities..................................................       23,919        23,029

COMMITMENTS AND CONTINGENCIES........................................................           --            --

STOCKHOLDERS' EQUITY
  Preferred stock $1 par value, 500,000 shares
    authorized, 4,220 and 18,418 shares issued
    and outstanding, respectively....................................................        3,985         5,981
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 18,074,120 and 11,626,475 shares
    issued and outstanding, respectively.............................................          181           116
  Additional paid-in capital.........................................................       62,108        36,201
  Accumulated deficit................................................................      (40,340)      (20,939)
  Cumulative translation adjustment..................................................          (23)          (19)
                                                                                       ------------  ------------
                                                                                            25,911        21,340
  Less:treasury shares--at cost 341,341 and
    71,100 shares, respectively......................................................        1,750           215
                                                                                       ------------  ------------
        Total stockholders' equity (deficit).........................................       24,161        21,125
                                                                                       ------------  ------------
                                                                                        $   61,771    $   65,311
                                                                                       ------------  ------------
                                                                                       ------------  ------------

        The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollar amounts in thousands except per share data)

                                                                                     THREE MONTH
                                                          YEAR ENDED    YEAR ENDED   PERIOD ENDED   YEAR ENDED
                                                         DECEMBER 28,  DECEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                                             1996          1995          1994          1994
                                                         ------------  ------------  ------------  -------------
Net sales..............................................   $  110,955    $   32,422    $        1    $       137

Cost of sales..........................................       82,563        28,244            26            314
                                                         ------------  ------------  ------------  -------------

Gross profit (loss)....................................       28,392         4,178           (25)          (177)

Operating expenses.....................................       34,235        17,318           858          1,721
                                                         ------------  ------------  ------------  -------------
                                                              (5,843)      (13,140)         (883)        (1,898)

Loss on sale of operating assets.......................       (8,311)       (1,147)           --             --
Writedown of operating assets..........................       (2,476)           --            --             --
                                                         ------------  ------------  ------------  -------------

Loss from operations...................................      (16,630)      (14,287)         (883)        (1,898)

Other income and (expense)
Interest expense.......................................       (2,174)         (649)         (143)          (266)
Other..................................................         (351)          273             4             45
                                                         ------------  ------------  ------------  -------------

Net loss before income taxes...........................      (19,155)      (14,663)       (1,022)        (2,119)

Income tax expense.....................................         (246)           --            --             --
                                                         ------------  ------------  ------------  -------------
Net loss ..............................................     $(19,401)     $(14,663)      $(1,022)       $(2,119)
                                                         ------------  ------------  ------------  -------------
                                                         ------------  ------------  ------------  -------------

Net loss per common share..............................       $(1.20)       $(2.33)       $(0.36)         $(.99)
                                                         ------------  ------------  ------------  -------------
                                                         ------------  ------------  ------------  -------------

Weighted average shares outstanding....................   16,133,508     6,294,361     2,813,293      2,131,226
                                                         ------------  ------------  ------------  -------------
                                                         ------------  ------------  ------------  -------------

        The accompanying notes are an integral part of these statements.

                     Vista 2000, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

      Year ended December 28, 1996, year ended December 30, 1995, three month period ended December 31, 1994 and year ended September 30, 1994
                    (Dollars and share amounts in thousands)


                                                                 PREFERRED STOCK
                                     ------------------------------------------------------------------------
                                         SERIES A           SERIES B           SERIES C          SERIES D
                                     ----------------   ----------------   ----------------  ----------------
                                     SHARES   DOLLARS   SHARES   DOLLARS   SHARES   DOLLARS  SHARES   DOLLARS
                                     ------   -------   ------   -------   ------   -------  ------   -------
Balance at September 30, 1993......   --      $ --       --      $ --       --      $ --      --      $ --
Distribution to stockholders.......   --        --       --        --       --        --      --        --
Net loss...........................   --        --       --        --       --        --      --        --
                                      --        --       --        --       --        --      --        --
                                              -------            -------            -------           -------
Balance at September 30, 1994......   --        --       --        --       --        --      --        --
Proceeds, net of issuance costs of
  $1,339 from public offering of
  common stock.....................   --        --       --        --       --        --      --        --
Acquisitions of treasury stock and
  warrants.........................   --        --       --        --       --        --      --        --
Net loss...........................   --        --       --        --       --        --      --        --
                                       --                  -                  -                --
                                              -------            -------            -------           -------
Balance at December 31, 1994.......   --        --       --        --       --        --      --        --
Issuance of stock in
  acquisitions.....................   --        --       --        --       --        --      --        --
Issuance of preferred stock, net of
  issuance costs of $1,241.........    87      8,291       3      2,462       1     11,603      2      1,940
Preferred stock conversions........   (72)    (6,852)     (2)    (1,232)     (1)    (10,231)  --        --
Issuance of common shares, net of
  issuance costs of $290...........   --        --       --        --       --        --      --        --
Exercise of stock options, net of
  12 shares exchanged..............   --        --       --        --       --        --      --        --
Exercise of warrants...............   --        --       --        --       --        --      --        --
Common stock issued for services...   --        --       --        --       --        --      --        --
Acquisitions of treasury stock.....   --        --       --        --       --        --      --        --
Debt conversions...................   --        --       --        --       --        --      --        --
Issuance of warrants for
  services.........................   --        --       --        --       --        --      --        --
Compensatory stock options.........   --        --       --        --       --        --      --        --
Foreign currency translation
  adjustment.......................   --        --       --        --       --        --      --        --
Net loss...........................   --        --       --        --       --        --      --        --
                                       --                  -                  -                --
                                              -------            -------            -------           -------
Balance at December 30, 1995.......    15      1,439       1      1,230     --       1,372      2      1,940


                                      COMMON STOCK     ADDITIONAL                 CUMULATIVE     TREASURY STOCK         TOTAL

                                     ---------------    PAID-IN     ACCUMULATED   TRANSLATION   ----------------    STOCKHOLDERS'

                                     SHARES  DOLLARS    CAPITAL       DEFICIT     ADJUSTMENT    SHARES   DOLLARS   EQUITY (DEFICIT)

                                     ------  -------   ----------   -----------   -----------   ------   -------   ----------------

Balance at September 30, 1993......  2,131    $ 21      $ 2,055      $ (2,894)      $--          --       $--          $  (818)
Distribution to stockholders.......   --      --          --             (241)       --          --        --             (241)
Net loss...........................   --      --          --           (2,119)       --          --        --           (2,119)
                                     ------  -------   ----------   -----------     ---         ------   -------       -------
Balance at September 30, 1994......  2,131      21        2,055        (5,254)       --          --        --           (3,178)
Proceeds, net of issuance costs of
  $1,339 from public offering of
  common stock.....................  1,150      12        4,975        --            --          --        --            4,987
Acquisitions of treasury stock and
  warrants.........................   --      --          --           --            --           (69)     (796)          (796)
Net loss...........................   --      --          --           (1,022)       --          --        --           (1,022)
                                     ------  -------   ----------   -----------     ---         ------   -------       -------
Balance at December 31, 1994.......  3,281      33        7,030        (6,276)       --           (69)     (796)            (9)
Issuance of stock in
  acquisitions.....................    550       5        1,096        --            --            69       796          1,897
Issuance of preferred stock, net of
  issuance costs of $1,241.........   --      --          --           --            --          --        --           24,296
Preferred stock conversions........  4,086      41       18,274                      --          --        --            --
Issuance of common shares, net of
  issuance costs of $290...........  2,533      25        6,762        --            --          --        --            6,787
Exercise of stock options, net of
  12 shares exchanged..............    196       2          214        --            --          --        --              216
Exercise of warrants...............    250       3          622        --            --          --        --              625
Common stock issued for services...    280       3          557        --            --                    --              560
Acquisitions of treasury stock.....   --      --          --           --            --           (71)     (215)          (215)
Debt conversions...................    450       4          716        --            --          --        --              720
Issuance of warrants for
  services.........................   --      --             40        --            --          --        --               40
Compensatory stock options.........   --      --            890        --            --          --        --              890
Foreign currency translation
  adjustment.......................   --      --          --           --           (19)         --        --              (19)
Net loss...........................   --      --          --          (14,663)       --          --        --          (14,663)
                                      ------  -------   ----------   -----------    ---        ------   -------       --------
Balance at December 30, 1995.......   11,626    116       36,201      (20,939)      (19)          (71)     (215)        21,125



                                                                 PREFERRED STOCK
                                     ------------------------------------------------------------------------
                                         SERIES A           SERIES B           SERIES C          SERIES D
                                     ----------------   ----------------   ----------------  ----------------
                                     SHARES   DOLLARS   SHARES   DOLLARS   SHARES   DOLLARS  SHARES   DOLLARS
                                     ------   -------   ------   -------   ------   -------  ------   -------

Issuance of preferred stock, net of
  issuance costs of $600...........   --        --       --        --       --        --       20     19,400
Issuance of common stock...........   --        --       --        --       --        --      --        --
Preferred stock conversions........   (14)    (1,317)     (1)    (1,230)    --        (274 )  (19)    (18,575)
Treasury stock acquired for cash...   --        --       --        --       --        --      --        --
Exercise of stock options..........   --        --       --        --       --        --      --        --
Exercise of warrants...............   --        --       --        --       --        --      --        --
Compensatory stock options and
  treasury shares acquired via
  stock rescissions................   --        --       --        --       --        --      --        --
Foreign currency translation
  adjustment.......................   --        --       --        --       --        --      --        --
Net loss...........................   --        --       --        --       --        --      --        --
                                     ---      ------    ---      ------    ---      -------  ----     -------
Balance at December 28, 1996.......     1     $  122     --      $ --       --      $1,098      3     $2,765
                                     ---      ------    ---      ------    ---      -------  ----     -------
                                     ---      ------    ---      ------    ---      -------  ----     -------


                                      COMMON STOCK     ADDITIONAL                 CUMULATIVE     TREASURY STOCK         TOTAL

                                     ---------------    PAID-IN     ACCUMULATED   TRANSLATION   ----------------    STOCKHOLDERS'

                                     SHARES  DOLLARS    CAPITAL       DEFICIT     ADJUSTMENT    SHARES   DOLLARS   EQUITY (DEFICIT)

                                     ------  -------   ----------   -----------   -----------   ------   -------   ----------------

Issuance of preferred stock, net of
  issuance costs of $600...........   --      --          --           --           --           --        --           19,400
Issuance of common stock...........    300       3        1,797        --           --           --        --            1,800

Preferred stock conversions........  5,491      55       21,341        --           --           --        --          --

Treasury stock acquired for cash...   --      --          --           --           --            (50)     (602)          (602)

Exercise of stock options..........    637       7          988        --           --           --        --              995

Exercise of warrants...............     20    --             40        --           --           --        --               40

Compensatory stock options and
  treasury shares acquired via
  stock rescissions................   --      --          1,741        --           --           (220)     (933)           808

Foreign currency translation
  adjustment.......................   --      --          --           --              (4)       --        --               (4)

Net loss...........................   --      --          --          (19,401)      --           --        --          (19,401)

                                     ------  -------   ----------   -----------       ---       ------   -------       -------

Balance at December 28, 1996.......  18,074   $181      $62,108      $(40,340)       $(23)       (341)   ($1,750)      $24,161

                                     ------  -------   ----------   -----------       ---       ------   -------       -------
                                     ------  -------   ----------   -----------       ---       ------   -------       -------

                          VISTA 2000, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                   (Dollar amounts in thousands except per share data)

                                                                                      THREE MONTH
                                                          YEAR ENDED    YEAR ENDED   PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 28,  DECEMBER 30,  DECEMBER 31,   SEPTEMBER 30,
                                                             1996          1995          1994           1994
                                                         ------------  ------------  -------------  -------------
Cash flows used by operating activities:
 Net loss..............................................  $   (19,401)  $   (14,663)  $    (1,022)    $(2,119)
 Adjustments to reconcile net loss to net cash used by
  operations:
  Loss on sale of operating assets.....................        8,311        --            --             --
  Writedown of operating assets........................        2,476        --            --             --
  Depreciation.........................................        2,108           611             9             41
  Loss on disposal of property and equipment...........          400            84        --             --
  Stock based compensation expense.....................          808         1,490        --             --
  (Increase) decrease in operating assets, net of
   businesses acquired:
   Accounts receivable.................................       (1,113)        2,722           (21)           157
   Inventories.........................................       (3,627)       (2,264)          (64)           232
   Prepaid expenses and other current assets...........         (385)          342           (30)            31
   Other assets........................................       (1,143)         (224)          435           (185)
  Increase (decrease) in operating liabilities, net of
   businesses acquired:
  Accounts payable.....................................       (4,222)        3,662          (875)          (146)
  Accrued liabilities..................................         (585)        1,996          (658)           837
                                                         ------------  ------------       ------         ------
    Net cash used by operating activities..............      (16,373)       (6,244)       (2,226)        (1,152)
                                                         ------------  ------------       ------         ------
Cash flows used by investing activities:
 Acquisitions, net of cash acquired American Consumer
  Products, Inc.......................................          --         (13,925)         --              --
 Alabaster Industries, Inc............................          --            (157)         --              --
 Intelock Technologies.................................         --             754          --              --
 Proceeds from sale of operating assets................        2,806          --            --              --
 Proceeds from sale of property and equipment..........           54          --            --              --
 Purchases of property and equipment...................       (5,931)       (2,365)          (53)            (8)
                                                         ------------  ------------       ------         ------
    Net cash used by investing activities..............       (3,071)      (15,693)          (53)            (8)
                                                         ------------  ------------       ------         ------


                                                                                      THREE MONTH
                                                          YEAR ENDED    YEAR ENDED   PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 28,  DECEMBER 30,  DECEMBER 31,   SEPTEMBER 30,
                                                             1996          1995          1994           1994
                                                         ------------  ------------  -------------  -------------

Cash flows provided by financing activities:
Net proceeds (payment) from short-term borrowings......          908        --            (1,128)           851
Net repayments on long-term revolving line of credit...       (2,200)       --            --             --
Proceeds from long-term debt...........................       --            --            --                 24
Repayment of long-term debt............................         (599)       (9,331)         (340)        --
Proceeds from issuance of common stock, net of issue
  costs................................................        1,800         6,787         4,987         --
Proceeds from issuance of preferred stock, net of issue
  costs................................................       19,400        24,296        --             --


                                                                                      THREE MONTH
                                                          YEAR ENDED    YEAR ENDED   PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 28,  DECEMBER 30,  DECEMBER 31,   SEPTEMBER 30,
                                                             1996          1995          1994           1994
                                                         ------------  ------------  -------------  -------------
Proceeds from exercise of stock options and warrants...        1,035           841        --             --
Purchase of treasury stock and warrants................         (602)         (215)         (796)        --
                                                         ------------  ------------       ------         ------
    Net cash provided by financing activities..........       19,742        22,378         2,723            875
                                                         ------------  ------------       ------         ------
Effect of exchange rate changes on cash................           (4)          (19)       --             --
                                                         ------------  ------------       ------         ------
Net increase (decrease) in cash during period..........          294           422           444           (285)
Cash and cash equivalents at the beginning of the
  period...............................................          871           449             5            290
                                                         ------------  ------------       ------         ------
Cash and cash equivalents at the end of the period.....   $    1,165    $      871     $     449      $       5
                                                         ------------  ------------       ------         ------
                                                         ------------  ------------       ------         ------
Supplemental disclosure:
 Interest paid.........................................   $    2,750    $      754     $     392      $      16
 Income taxes paid.....................................          287        --            --             --


                                                                                      THREE MONTH
                                                          YEAR ENDED    YEAR ENDED   PERIOD ENDED    YEAR ENDED
                                                         DECEMBER 28,  DECEMBER 30,  DECEMBER 31,   SEPTEMBER 30,
                                                             1996          1995          1994           1994
                                                         ------------  ------------  -------------  -------------
Noncash investing and financing activities:
Acquisition of treasury stock via
stock rescissions......................................   $      933    $   --         $  --          $  --
Assets purchased under long-term
obligations............................................   $    3,227    $      170     $  --          $  --
Assets sold for assumption of
related obligation.....................................   $      169    $   --         $  --          $  --
Capital lease obligations incurred.....................   $   --        $      228     $  --          $  --
Conversion of debt to common stock.....................   $   --        $      720     $  --          $  --
Note payable issued for patent rights..................   $   --        $   --         $  --          $       9
Note payable issued in excess of cost--of patent
  rights...............................................   $   --        $   --         $  --          $     241
Acquisition of businesses
Fair value of assets acquired..........................   $   --        $   63,330     $  --          $  --
Cash paid..............................................       --           (14,689)       --             --
Common stock issued....................................       --            (1,897)       --             --
                                                         ------------  ------------       ------         ------
Liabilities assumed....................................   $   --        $   46,744     $  --          $  --
                                                         ------------  ------------       ------         ------
                                                         ------------  ------------       ------         ------

        The accompanying notes are an integral part of these statements.

                   Vista 2000, Inc. and Subsidiaries

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  December 28, 1996 and December 30, 1995
             (Dollar amounts in thousands except per share data)



(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Vista 2000, Inc. and its subsidiaries, (the "Company"), are engaged primarily in the manufacture, distribution and sale of specialty consumer products including key blanks, letters and numbers, signs, fasteners, knives, builder's hardware, pet products, balloons, gloves, boots, rainwear and plastic housewares. The Company's customers are primarily hardware, mass merchandisers, food and do-it-yourself retailers located throughout North America.

Public Offerings

On October 24, 1994, the Company completed an initial public offering of its common stock. The offering resulted in the sale of 1,000,000 units at $5.50 per unit before underwriting discounts and other offering expenses. Each unit consisted of one share of Company common stock and Series A Warrants to purchase two Company common shares. Each warrant entitled the holder to purchase, for a period of 48 months ending October 26, 1998, one share of common stock at an exercise price of $7.00 per share during the first 24 months and $10.00 per share thereafter, subject to adjustment in certain circumstances. In December, 1994, an additional 150,000 of the units, representing the underwriters' over-allotment option with respect to the offering, were sold.

During 1995 the Company completed four preferred stock offerings and one common stock offering pursuant to the exemption from registration under Regulation S of the Securities Act of 1933. $24,296 and $6,787, net of issuance costs, were raised through the preferred stock offerings and the common stock offerings, respectively.

During 1996, the Company completed one preferred stock offering and one common stock offering pursuant to the exemption from registration under Regulation S of the Securities Act of 1993. $19,400 and $1,800, net of issuance costs, were raised through the preferred stock offering and common stock offering, respectively.

                          Vista 2000, Inc. and Subsidiaries

                       December 28, 1996 and December 30, 1995
                 (Dollar amounts in thousands except per share data)



(1) Nature of Business and Summary of Significant Accounting Policies -
Continued

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Vista 2000, Inc. ("Vista"), and its wholly-owned subsidiaries, American Consumer Products, Inc. and subsidiaries ("ACPI"), Alabaster Industries, Inc. ("Alabaster"), Family Safety Products, Inc. ("FSPI"), and Intelock Technologies ("Intelock"), collectively ("the Company"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Change in Fiscal Year

During 1995, the Company elected to change its fiscal year-end from September 30 to a 52/53 week year ending on the last Saturday in the calendar year. Accordingly, the consolidated financial statements presented herein include the years ended December 28, 1996, December 30, 1995, the three month period ended December 31, 1994 and the year ended September 30, 1994. Fiscal years 1996 and 1995 each contained 52 weeks.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped.

Approximately 21% of the Company's revenue was from two customers in 1996, accounting for approximately 11% and 10%, respectively, of total revenue. Approximately 15% of revenue was from one customer in 1995.

                          Vista 2000, Inc. and Subsidiaries

                       December 28, 1996 and December 30, 1995
                 (Dollar amounts in thousands except per share data)



(1) Nature of Business and Summary of Significant Accounting Policies -
Continued

Inventories

Inventories are stated at the lower of average cost or market. Cost for approximately 83% and 80% of inventories at December 28, 1996 and December 30, 1995, respectively, have been determined using the last-in, first-out
(LIFO) method. Cost for the remainder of the inventories has been determined primarily using the first-in, first-out (FIFO) method.

Had the Company used the first-in, first-out (FIFO) method of accounting, gross profit would have been substantially the same in 1996 and 1995.

Advertising Costs

The Company expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. At December 30, 1995, $159 of prepaid advertising was included in prepaid expenses. There was no prepaid advertising at December 28, 1996. Advertising expense for the year ended December 28, 1996, year ended December 30, 1995, three months ended December 31, 1994 and year ended September 30, 1994 was $1,950, $1,685, $37 and $65, respectively.

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

                          Vista 2000, Inc. and Subsidiaries

                       December 28, 1996 and December 30, 1995
                 (Dollar amounts in thousands except per share data)



(1) Nature of Business and Summary of Significant Accounting Policies -
Continued

Property, Equipment, Depreciation and Amortization

Property and equipment are recorded at historical cost. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

      Machinery and equipment              3 to 10 years
      Office Furniture and equipment       3 to 8 years
      Buildings                            35 years

Depreciation expense for the year ended December 28, 1996, year ended December 30, 1995, three month period ended December 31, 1994 and year ended September 30, 1994 was $2,108, $611, $9 and $41, respectively.

Warranty Costs and Returns

The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs applicable to warranty obligations and returns are classified as accrued liabilities and are not material.

Research and Development Costs

Research and development costs are charged to expense as incurred and totaled $590, $297, $36 and $307 for the year ended December 28, 1996, year ended December 30, 1995, three month period ended December 31, 1994 and year ended September 30, 1994, respectively.

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

                          Vista 2000, Inc. and Subsidiaries

                       December 28, 1996 and December 30, 1995
                 (Dollar amounts in thousands except per share data)



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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the 1996 presentation.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


(2) INVENTORIES

Inventories consist of the following :

                                                      DECEMBER 28,  DECEMBER 30,
                                                          1996          1995
                                                      ------------  ------------

Raw Materials......................................   $    4,714    $    7,665
Work in Progress...................................        2,154         3,605
Finished Goods.....................................       18,289        22,108
                                                      ------------  ------------
                                                      $   25,157    $   33,378
                                                      ------------  ------------

(3) PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

                                                      DECEMBER 28,  DECEMBER 30,
                                                         1996          1995
                                                      ------------  ------------

Machinery and equipment............................   $    8,376    $    8,947
Buildings and improvements.........................        7,419         3,737
Office furniture and equipment.....................          847           665
                                                      ------------  ------------
    Total property and equipment...................       16,642        13,349
Less accumulated depreciation......................        2,372           680
                                                      ------------  ------------
                                                          14,270        12,669
Land...............................................        1,657           372
                                                      ------------  ------------
                                                      $   15,927    $   13,041
                                                      ------------  ------------
                                                      ------------  ------------

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)


(4) NOTES PAYABLE AND LONG-TERM LIABILITIES

NOTE PAYABLE

During 1996, Alabaster entered into a revolving credit and demand loan agreement (the Agreement) with a financial institution which provides for borrowings of up to $2,500, subject to certain restrictions as defined in the Agreement. As of December 28, 1996, maximum allowable borrowings under the Agreement were $1,250 of which $908 was outstanding. Interest is payable monthly at the greater of the prime rate plus 3.25% or 9% (effective rate of 11.5% at December 28, 1996). The Agreement is collateralized by substantially all of the assets of Alabaster and is guaranteed by Vista.

LONG-TERM DEBT

Long-term debt, including capital lease obligations, consists of the following:

                                                                                       DECEMBER 28,  DECEMBER 30,
                                                                                           1996          1995
                                                                                       ------------  ------------
ACPI revolving line of credit........................................................   $   20,400    $   22,600
ACPI mortgage note payable to a lender. Requires
  monthly payments of $37, including interest
  at 10%, through December 1997. All outstanding
  principal is due in January 1998. Collateralized
  by certain real, personal and intangible property of
  ACPI...............................................................................        3,207        --
Obligations under capital leases for equipment payable
  monthly over various terms through 1998. Interest is
  imputed at rates ranging from 7% to 18%. Future
  minimum payments required under capital leases
  total $338 at December 28, 1996....................................................          255           762
Other................................................................................           33           274
                                                                                       ------------  ------------
      Total long-term debt...........................................................       23,895        23,636
Less current maturities..............................................................          383           607
                                                                                       ------------  ------------
      Long-term debt.................................................................   $   23,512    $   23,029
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(4) LONG-TERM DEBT - CONTINUED

Scheduled principal payments of long-term debt and capital lease obligations are as follows:

FISCAL YEAR:
  1997..............................................    $     383
  1998..............................................        3,112
  1999..............................................           --
  2000..............................................       20,400
                                                        ---------
     Total..........................................    $  23,895
                                                        ---------
                                                        ---------

The ACPI revolving credit agreement is with two banks and provides for borrowings on a revolving line of credit of up to $28,900. The agreement expires in April 1997. Interest at the banks' base rate plus 3/8% (effective rate of 8.6% and 8.9% at December 28, 1996 and December 30, 1995, respectively) and a loan commitment fee of 3/8% on the unused portion of the revolving credit commitment are payable quarterly. On April 4, 1997, the Company entered into a commitment letter with another bank to refinance the existing revolving credit facility. The new credit facility, which will expire three years from closing, will provide for borrowings up to $30,000 and consist of a revolving line of credit and an overadvance facility. The revolving line of credit provides for borrowings up to $28,000 based on a formula that includes eligible accounts receivable and inventories. The overadvance facility provides for additional borrowings of up to $2,000 upon ACPI's request and based on the bank's sole discretion. Interest is payable monthly at the bank's prime rate plus .5% or, at the ACPI's option, LIBOR plus 2.50%. Available interest rates may decrease based upon financial performance of the Company as defined. ACPI will incur an annual facility fee of $33 payable at the beginning of each contract year and a monthly loan commitment fee of 3/8% on the unused portion of the credit facility. The credit facility provides for certain restrictive covenants including, among others, limitations as to intercompany transfers and capital expenditures and maintenance of minimum levels of net worth. The credit facility is secured by essentially all the assets of the ACPI except for those owned by ACPI Real Estate, Inc. and Boss Manufacturing Real Estate, Inc. and is guaranteed by each of the ACPI's subsidiaries. The bank has also committed to $3,000 for letters of credit as part of the maximum borrowings under the line of credit.

During 1995, the Company entered into debt conversion agreements with officers or affiliates of officers whereby outstanding debt, plus accrued interest, totaling $720, was converted into 450,000 shares of common stock. The conversion share price of $1.60 was equal to approximately 85% of the market value of the stock at the time of approval by the Board of Directors.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(4) LONG-TERM DEBT - CONTINUED

OTHER

Other long-term liabilities consist of extended terms on certain trade payables of Alabaster. The terms require monthly payments of approximately $19 through 1999.

(5) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases certain office and operating facilities and certain equipment under operating lease agreements which expire on various dates through 2000 and require the Company to pay all maintenance costs. Rent expense under these leases was approximately $1,379, $809, $14, and $38 for the year ended December 28, 1996, year ended December 30, 1995, three month period ended December 31, 1994 and year ended September 30, 1994, respectively.

Commitments under noncancelable operating leases are summarized as follows:

FISCAL YEAR:
  1997...............................................    $     452
  1998...............................................          318
  1999...............................................           89
  2000...............................................           55
                                                         ---------
  Total..............................................    $     914
                                                         ---------
                                                         ---------

ACPI leased two facilities from related parties. The Company was responsible for repairs and maintenance, taxes and insurance of these facilities. Expenses for these operating leases were $639 and $735 in 1996 and 1995. ACPI purchased one of these facilities in October 1996 and purchased the second of these facilities subsequent to December 28, 1996 (see Note 8).

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(5) COMMITMENTS AND CONTINGENCIES - CONTINUED

CLASS ACTION LAWSUIT

In April 1996, the Company together with certain officers, directors and third parties had been named as a defendant in seventeen (17) class action lawsuits filed by stockholders of the Company in the United States District Court for the Northern District of Georgia. The lawsuits alleged that the Company violated the Federal Securities Laws, particularly Sections 10-b and 20-a of the Securities Exchange Act of 1934, as amended, and the rules and regulations, including Rules 10-b-5 thereunder as well as common law claims.

In August 1996, the court certified the plaintiffs as representatives of a class of all persons who purchased the Company's common stock or warrants during the period October 24, 1994 through June 8, 1996, except for the defendants and certain officers, directors and related parties. The Company and the other defendants reached an agreement in principle to settle the action in December 1996. Pursuant to the settlement, the Company will issue a sufficient amount of shares of its common stock to the class to convey ownership of forty percent (40%) of the common stock of the Company to the class, based on common shares outstanding at December 1, 1996. The Company expects to issue approximately 14,454,000 common shares in accordance with the settlement. Approximately $903 has been charged to 1996 operations related to this settlement and is included in accrued liabilities at December 28, 1996. The Company's insurance carrier will contribute $300 to the settlement to cover certain expenses related to the settlement. The settlement is in satisfaction of all claims of the class. The district court approved the settlement and the judgment became final on April 14, 1997.

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

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(5) COMMITMENTS AND CONTINGENCIES (CONTINUED)

OTHER LITIGATION - CONTINUED

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

(6) STOCKHOLDER'S EQUITY

On March 11, 1994, the Board of Directors authorized a one-for-two reverse common stock split. On November 30, 1993, the Board of Directors authorized a two-for-three reverse common stock split. All references to number of shares and to stock warrants as well as per share information have been adjusted to reflect the stock splits on a retroactive basis.

WARRANTS

At December 30, 1995, warrants for the purchase of 36,408 shares of Company common stock that were issued in conjunction with debentures sold by the Company were issued and outstanding. These warrants expired as unexercised in January 1997. In addition, in March 1994, the Company issued 235,598 of its 1994 convertible debenture warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993 pursuant to their right of conversion. The 1994 convertible debenture warrants each provide for the purchase of one share of common stock at an exercise price of $2.50 per share and may be exercised for a three year period commencing March 31, 1996.

2,000,000 Series A warrants were outstanding at December 28, 1996, which were issued in connection with the Company's initial public offering. The warrants are exercisable at an exercise price of $7.00 per share through October 28, 1998. Additionally, the Company agreed to sell to the Underwriters, as additional compensation, warrants to acquire units representing up to 100,000 shares of common stock at $9.08 per share and up to 200,000 shares of common stock underlying the Series A warrants at $11.55 per share.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(5) STOCKHOLDER'S EQUITY - CONTINUED

WARRANTS--CONTINUED

During 1995, the Company issued warrants to various consultants to acquire up to 645,529 common shares at prices per share ranging from $2.00 to $12.00. A $40 expense was recorded during 1995 as a result of the issuance of these warrants. During 1996 and 1995, warrants were exercised to acquire 20,000 and 250,000 common shares, respectively.

COMMON STOCK ISSUED FOR SERVICES IN LIEU OF CASH

During 1995, the Company issued 280,000 shares of common stock to various consultants at per share market values at the agreement dates ranging from $1.88 to $2.06. In connection with the issuance of these shares, the Company recorded professional fees totaling $560.

STOCK OPTIONS

The Company has adopted two stock option plans providing for the issuance of options covering up to 8,000,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. For options granted to employees at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods. Options granted to nonemployees are recognized over the related service period based on the estimated fair value of the options This resulted in charges to operations amounting to $808 and $900 for the years ended December 28, 1996 and 1995, respectively.

Stock option transactions are summarized as follows:

                                                                                        THREE MONTHS ENDED
                                          YEAR ENDED               YEAR ENDED                                       YEAR ENDED
                                      DECEMBER 28, 1996         DECEMBER 30, 1995       DECEMBER 31, 1994       SEPTEMBER 30, 1994
                                   ------------------------  -----------------------  ----------------------  ----------------------
                                                 WEIGHTED                 WEIGHTED                WEIGHTED                WEIGHTED
                                                  AVERAGE                  AVERAGE                 AVERAGE                 AVERAGE
                                                 EXERCISE                 EXERCISE                EXERCISE                EXERCISE
                                     SHARES        PRICE       SHARES       PRICE      SHARES       PRICE      SHARES       PRICE
                                   -----------  -----------  ----------  -----------  ---------  -----------  ---------  -----------
Outstanding, beginning of
  period.........................    1,550,950   $    3.46      225,000   $    6.05     225,000   $  6.05        --       $   --
Granted..........................      420,000        3.63    1,759,350        3.24       --          --       225,000      6.05
Exercised........................     (678,450)       2.15     (208,400)       1.60       --          --         --           --
Cancelled........................   (1,173,950)       4.18     (225,000)       6.05       --          --         --           --
                                   -----------       -----   ----------       -----   ---------      ----     ---------    -----
Outstanding, end of period.......      118,550   $    4.51    1,550,950   $    3.46     225,000   $  6.05      225,000   $  6.05
                                   -----------       -----   ----------       -----   ---------     -----     ---------    -----
                                   -----------       -----   ----------       -----   ---------     -----     ---------    -----

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(6)STOCKHOLDER'S EQUITY - CONTINUED

STOCK OPTIONS - CONTINUED

The following table summarizes information about stock options outstanding at December 28, 1996:

              OPTIONS OUTSTANDING AND EXERCISABLE
----------------------------------------------------------------
                                   WEIGHTED
                                    AVERAGE
                  NUMBER           REMAINING        WEIGHTED
 EXERCISE     OUTSTANDING AT      CONTRACTUAL        AVERAGE
   PRICE     DECEMBER 28, 1996   LIFE (YEARS)    EXERCISE PRICE
-----------  -----------------  ---------------  ---------------
 $    3.93          33,550               8.8        $    3.93
      4.50          45,000                .7             4.50
 $    5.00          40,000               8.8             5.00
                                          --
                   -------                              -----
                   118,550               5.7        $    4.51
                                          --
                                          --
                   -------                              -----
                   -------                              -----

Subsequent to December 28, 1996, the Company granted 7,810,000 options to purchase common stock at an exercise price of $.03 per share to directors, employees and consultants. The options were granted effective December 31, 1996 for prior and future services. One half of the options are vested upon sisuance and the remaining half vest on December 31, 1997. Compensation expense of $105 related to these options was recognized during the year ended December 28, 1996. The following table summarizes information about stock options outstanding on December 31, 1996:

                                                               OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                                                  ---------------------------------------------  -----------------------
                                                             WEIGHTED
                                                              AVERAGE      WEIGHTED                 WEIGHTED
                                             NUMBER          REMAINING      AVERAGE                  AVERAGE
                    EXERCISE             OUTSTANDING AT     CONTRACTUAL    EXERCISE      NUMBER     EXERCISE
                     PRICE              DECEMBER 31, 1996  LIFE (YEARS)      PRICE     EXERCISABLE    PRICE
                    ---------           -----------------  -------------  -----------  ----------  -----------
                     $0.03                   7,810,000            10.0     $    0.03    3,905,000   $    0.03
                      3.93                      33,550             8.8          3.93       33,550        3.93
                      4.50                      45,000             0.7          4.50       45,000        4.50
                     $5.00                      40,000             8.8          5.00       40,000        5.00
                                        -----------------          ---         -----   ----------       -----
                                             7,928,550             9.9     $    0.14    4,023,550   $    0.16
                                        -----------------          ---         -----   ----------       -----
                                        -----------------          ---         -----   ----------       -----

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(6) STOCKHOLDER'S EQUITY - CONTINUED

STOCK OPTIONS - CONTINUED

The Company uses the intrinsic value method in accounting for its stock options issued to employees. In applying this method, no compensation cost has been recognized related to the granting of options to employees. Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant dates for awards to employees under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                              1996         1995
                                          -----------   -----------

Net loss            As reported           $  (19,401)   $  (14,663)
                    Pro forma                (19,414)      (15,927)

Net loss per        As reported           $    (1.20)   $    (2.33)
  common share      Pro forma                  (1.20)        (2.53)


For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995; expected volatility of 295% and 107%, risk-free interest rates of 5.9%-6.6%; and expected lives of 2 years.

STOCK RESCISSIONS

During 1996, certain shareholders rescinded approximately 220,000 shares of common stock previously issued and returned the shares to the Company. The Company holds these shares in treasury at amounts which were recorded when the shares and related options were issued, totaling approximately $933.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(6) STOCKHOLER'S EQUITY - CONTINUED

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

The Company's preferred stock was issued in several series pursuant to separate subscription agreements.

The preferred stock is convertible into Company common stock based on a formula defined in the subscription agreements and is convertible at various times after its issuance. The conversion price is based on a discount to the market price of the Company's common stock on the date of conversion. Because the Company's common stock has been delisted by NASDAQ, there is uncertainty as to the number of shares of the Company's common stock required to be issued in a preferred stock conversion. The Company is working with the convertible preferred stockholders to resolve this issue.

The Company may not pay any common stock dividends unless all preferred dividends have been paid. Any remaining preferred shares will automatically convert to common shares at various times in 1997.

COMMITMENT TO ISSUE COMMON STOCK

Management expects that the Company will issue approximately 14,454,000 shares of common stock during 1997 in connection with the settlement of a class action lawsuit filed by certain stockholders (see Note 5)

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(7) EMPLOYEE RETIREMENT SAVINGS PLAN

ACPI contributes to employee retirement plans covering substantially all of its employees. Charges to consolidated operations for these plans were as follows:

                                                                                                  YEAR ENDED
                                                                                       --------------------------------
                                                                                        DECEMBER 28,     DECEMBER 30,
                                                                                            1996             1995
                                                                                       ---------------  ---------------
Discretionary Contribution Profit Sharing--401(k)....................................     $     225        $     223
Multi-Employer Pension Plan..........................................................           507              774
                                                                                              -----            -----
                                                                                          $     732        $     997
                                                                                              -----            -----
                                                                                              -----            -----

The contributions to the union sponsored, multi-employer pension plan were determined based upon the number of employees working per week. At January 1, 1996, the date of the latest actuarial valuation, the plan administrator determined that the subsidiary would have no withdrawal liability with respect to the year ended December 28, 1996.

(8) RELATED PARTY TRANSACTIONS

At December 28, 1996, accrued expenses include $225 due to directors and an officer for consulting services.

In October 1996, ACPI, through one of its wholly-owned subsidiaries, purchased certain land and manufacturing facilities from a partnership controlled by certain officers of ACPI for $1,773 cash and assumption of a $3,227 mortgage note. This facility was previously leased by ACPI from the related party.

Subsequent to December 28, 1996, ACPI, through one of its wholly-owned subsidiaries, purchased a second manufacturing facility from a corporation controlled by certain officers of ACPI for $1,158 cash and assumption of a $842 mortgage note. This facility was previously leased by ACPI from the related parties.

At December 28, 1996, the Company has a note receivable outstanding from a former officer. This note is fully reserved pending final settlement with the Company.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(9) Income Taxes

The Company's temporary differences result in a deferred income tax asset which is reduced to zero by a related valuation allowance, summarized as follows:

                                                  DECEMBER 28,  DECEMBER 30,
                                                      1996          1995
                                                  ------------  -------------
Deferred tax assets:
  Operating loss carryforwards.................   $   14,531     $   6,643
  Accounts receivable..........................          790         1,025
  Accruals.....................................          661           505
  Compensation related.........................          636           433
  Tax credit carryforwards.....................          236           210
  Fixed assets.................................       --                80
  Other........................................           28            31
                                                  ------------  ------------
    Gross deferred tax assets..................       16,882         8,927
    Deferred tax asset valuation allowance.....      (14,511)       (7,516)
                                                  ------------  ------------
  Net deferred tax asset.......................        2,371         1,411
                                                  ------------  ------------
Deferred tax liabilities:
  Inventories..................................        1,710         1,411
  Fixed assets.................................          661        --
                                                       2,371         1,411
                                                  ------------  ------------
Net deferred income tax asset..................   $   --         $  --
                                                  ------------  ------------
                                                  ------------  ------------

Included in the tax credit carryforward is approximately $206 of alternative minimum tax credits available to reduce future income taxes payable. These alternative minimum tax credits do not have an expiration date.

Income tax expense for 1996 consists primarily of current state taxes attributable to ACPI and its subsidiaries.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(9) INCOME TAXES - CONTINUED

At December 28, 1996, the Company had operating loss carryforwards for U.S. income tax purposes of approximately $38,240 available to reduce future taxable income, which expire as follows:

                                                 NET
      YEAR OF                                 OPERATING
    EXPIRATION                                  LOSS
   -------------                             -----------

       2002                                   $   1,834
       2006                                         377
       2007                                       2,540
       2008                                       1,693
       2009                                       8,483
       2010                                       4,500
       2011                                      18,813
                                              ---------
                                              $  38,240
                                              ---------
                                              ---------

Included in the operating loss carryforward is $1,834 of losses which expire in 2002 and which can only be utilized by the Boss Manufacturing subsidiary of ACPI. Additionally, the loss carryforward which expires in 2010 includes approximately $4,500 of losses, the utilization of which is limited to approximately $750 annually through 2000.

The Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1995 and 1996. Additionally, management expects another change in control to occur during 1997 upon issuance of the common stock in settlement of the class action lawsuit described in Note 5. As a result, the utilization of a significant portion of the tax loss carryforwards will be limited on an annual basis and could expire unused.

(10) Writedown of Operating Assets

During 1996, Alabaster continued to incur significant operating losses. Management's estimates of future operations did not support the carrying amount of Alabaster's net assets. Accordingly, a change of $1,817 was recorded in the fourth quarter of 1996, representing management's estimate of the excesss of Alabaster's net assets over their estimated net realizable value.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(10) WRITEDOWN OF OPERATING ASSETS - CONTINUED

In September 1996, the Company closed the operations of Intelock and wrote down all remaining Intelock assets to their estimated net realizable value. Vista incurred a charge of $659 as a result of this write down. The assets and liabilities of Intelock included in the accompanying December 28, 1996 consolidated balance sheet were not significant. Intelock, which was acquired by Vista in 1995, was a manufacturer and distributor of digital locking devices.

(11) ACQUISITIONS AND DISPOSITIONS

1996

In August 1996, the Company sold substantially all the assets of FSPI for $1,800 cash and a $100 promissory note. The purchaser also assumed substantially all operating liabilities of FSPI. Vista recognized a loss on the sale of FSPI assets of $8,783. FSPI was a manufacturer and distributor of gas detection devices and other home safety products.

In May 1996, ACPI sold the inventory, tooling and other supplies of a product line for $1,059 in cash. The sale resulted in a gain of $472.

The assets and liabilities remaining from the FSPI and the disposed product line operations included in the accompanying December 28, 1996 consolidated balanced sheet were not significant.

1995

During fiscal 1995 Vista completed four acquisitions and made one disposition which are summarized below.

Effective September 30, 1995, Vista acquired all of the outstanding common stock of ACPI through a cash tender offer totaling approximately $13,834 exclusive of acquisition costs. ACPI manufactures and distributes consumer hardware products including key blanks, related key accessories, knives, letters, numbers, signs, gloves and pet products as well as other items.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(11) ACQUISITIONS AND DISPOSITIONS - CONTINUED

1995 - CONTINUED

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

Effective May 1995, Vista acquired all of the outstanding common stock of Promotional Marketing, Inc. (PMI) and executed a non-competition agreement with former principals of PMI for a total of $610 exclusive of acquisition costs. PMI provided direct marketing services to a variety of customers. The acquisition has been accounted for as a purchase using the equity method of accounting. Effective November 30, 1995, PMI sold substantially all of its operating assets net of operating liabilities back to a company owned by the former principals of PMI in exchange for a guaranty of payment on a note receivable held by Vista. Vista recognized a loss of $1,147 on the sale of PMI. The accompanying 1995 consolidated statement of operations includes PMI's results of operations for the seven month period from the acquisition date to the date of disposition of substantially all the operating assets and liabilities of PMI. Assets and liabilities remaining from PMI operations included in the December 30, 1995 consolidated balance sheet were not significant.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(11) ACQUISITIONS AND DISPOSITIONS - CONTINUED

1995 - CONTINUED

The pro forma results of operations which follow assume that the acquisitions and dispositions of subsidiaries described above had occurred at the beginning of each period presented and include Vista, ACPI and Alabaster. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effects on the Company's historical results of operations for depreciation, interest and other purchase accounting adjustments related to the acquisitions. These results are not necessarily indicative of the results that would have occurred if the transactions had occurred at the beginning of each period presented nor are the results indicative of future results.


                                                                              UNAUDITED

                                                                                     THREE MONTH
                                                          YEAR ENDED    YEAR ENDED   PERIOD ENDED   YEAR ENDED
                                                         DECEMBER 28,  DECEMBER 30,  DECEMBER 31,  SEPTEMBER 30,
                                                             1996          1995          1994          1994
                                                         ------------  ------------  ------------  -------------
Sales..................................................   $  108,967    $  115,150    $   29,750    $   118,998

Net earnings (loss)....................................       (6,832)       (8,272)         (255)           588

Net earnings (loss) per
 common share..........................................   $     (.43)   $    (1.29)   $     (.08)   $       .23

(12) NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have a material impact on the disclosure of earnings per share in the financial statements.

                       VISTA 2000, INC. AND SUBSIDIARIES

                    DECEMBER 28, 1996 AND DECEMBER 30, 1995
              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(13) Events (Unaudited) Subsequent to the Date of Auditors' Report

On April 15, 1997, employment agreements with two officers of ACPI were replaced with severance agreements. The severance agreements provide for minimum annual payments of $169 each through 1997. The severance agreements also provide for additional aggregate payments of up to $400 based upon the occurrence of certain events, as defined in the agreements.

On April 18, 1997, Vista sold all of its Intelock common stock for $5 cash and a $95 promissory note. The amount due under the note is subject to certain adjustments, the most significant of which is a $50 reduction in the amount of the note if principal payments of $45 are made within 120 days of closing.

              Report of Independent Certified Public Accountants
                                 on Schedule




Board of Directors
Vista 2000, Inc.


In connection with our audit of the consolidated financial statements of Vista 2000, Inc. and subsidiaries referred to in our reported dated March 4, 1997 (April 4, 1997 as to the second paragraph of Note 4 and April 14, 1997 as to the fifth paragraph of Note 5), which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 28, 1996 and December 30, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.



Atlanta, Georgia
March 4, 1997

                      Vista 2000, Inc., and subsidiaries

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     COLUMN A                         COLUMN B             COLUMN C             COLUMN D      COLUMN E
                     --------                        -----------  --------------------------  -------------  ---------
                                                     BALANCE AT      CHARGED       CHARGED                    BALANCE
                                                      BEGINNING     TO COSTS      TO OTHER                    AT END
                    DESCRIPTION                       OF PERIOD   AND EXPENSES    ACCOUNTS    DEDUCTIONS(1)  OF PERIOD
                    -----------                      -----------  -------------  -----------  -------------  ---------
Year ended December 28, 1996
  Allowance for doubtful accounts and returns......   $   2,230     $     493     $  --         $   1,318    $   1,405
  Deferred tax asset valuation allowance...........       7,516         6,995        --            --           14,511

Year ended December 30, 1995
  Allowance for doubtful accounts and returns......          40         2,190        --            --            2,230
  Deferred tax asset valuation allowance...........       2,310         5,206        --            --            7,516

Three month period ended December 31, 1994
    Allowance for doubtful accounts and returns....           5            35        --            --               40
    Deferred tax asset valuation allowance.........       1,925           385        --            --            2,310

Year ended September 30, 1994
  Allowance for doubtful accounts and returns......      --                 5        --            --                5
  Deferred tax asset valuation allowance...........      --             1,925        --            --            1,925

(1) - bad debt write offs

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