Form 10-Q
period 1997-03-29
VISTA 2000 INC
filed 1997-08-25
CIK 916802

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended          March 29, 1997
                     Commission File No.                0-23204

                                  VISTA 2000, INC.
                                  ----------------
                (Exact name of registrant as specified in its charter)


        Delaware                                       58-1972066
        --------                                       ----------
        (State or other jurisdiction of              (IRS Employer
        incorporation or organization)            Identification No.)

                                736 Johnson Ferry Road
                                Building C, Suite 275
                               Marietta, Georgia  30068
                ------------------------------------------------------
                       (Address of principal executive offices)

                                    (770) 971-4344
                ------------------------------------------------------
                             (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days. Yes      No  X
                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class                                 Outstanding at  August 15, 1997
       -----                                 -------------------------------
       Common Stock, $.01 par value                    43,510,964

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

                      Vista 2000, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                 (Dollars in thousands except per share data)

                                     ASSETS

                                                     MARCH 29, 1997         DECEMBER 28,
                                                       (UNAUDITED)              1996
                                                     --------------         ------------
Current Assets
  Cash and cash equivalents...................          $    453               $  1,165
  Accounts receivable, net of allowance for
    doubtful accounts and returns of $1,494
    and $1,405, respectively..................            13,049                 16,187
  Inventories.................................            25,231                 25,157
  Prepaid expenses............................             1,243                  1,544
  Other current assets........................               131                    205
                                                        --------               --------
    Total current assets......................            40,107                 44,258
                                                        --------               --------

Property and Equipment, at cost...............            20,737                 18,298
  Less: accumulated depreciation..............             3,086                  2,371
                                                        --------               --------
    Net property and equipment................            17,651                 15,927
                                                        --------               --------

Other Assets..................................               149                  1,586
                                                        --------               --------
                                                        $ 57,907               $ 61,771
                                                        --------               --------

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Note payable................................          $  1,058               $    908
  Current portion of long-term debt...........               578                    383
  Accounts payable............................             4,939                  5,209
  Accrued payroll and related expenses........             2,828                  3,596
  Accrued liabilities.........................             2,546                  3,595
                                                        --------               --------
    Total current liabilities.................            11,949                 13,691
                                                        --------               --------

Long-term debt, net of current portion........            22,013                 23,919

Commitments and Contingencies

Stockholders' Equity
Preferred stock $1 par value, 500,000 shares
  4,220 and 4,220 shares issued and
  outstanding, respectively authorized,.......             3,985                  3,985
Common stock, $.01 par value, authorized
  50,000,000 shares, issued and outstanding,
  18,074,120 and 18,074,120, respectively.....               181                    181
Additional paid-in capital....................            62,108                 62,108
Accumulated deficit...........................           (40,547)               (40,340)
Currency translation..........................               (32)                   (23)
                                                        --------               --------
                                                          25,695                 25,911

Less: treasury shares and warrants - at cost..             1,750                  1,750
                                                        --------               --------
    Total Stockholders' equity..............              23,945                 24,161
                                                        --------               --------
                                                        $ 57,907               $ 61,771
                                                        --------               --------
                                                        --------               --------

The accompanying notes are an integral part of these statements.

                       VISTA 2000, INC. AND SUBSIDIARIES

                CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

                   (Dollars in thousands except per share data)

                                                     QUARTER ENDED          QUARTER ENDED
                                                     MARCH 29, 1997         MARCH 30, 1996
                                                     --------------         --------------

Net Sales.....................................        $    23,579             $    28,103

Cost of Sales.................................             17,221                  21,530
                                                      -----------             -----------

Gross profit (loss)...........................              6,358                   6,573

Operating expenses............................              5,983                  11,093
                                                      -----------             -----------

  Operating profit (loss).....................                375                  (4,520)

Other income and (expense)

    Interest..................................               (542)                   (519)
    Other.....................................                (16)                     78
                                                      -----------             -----------

Income (loss) before income tax...............               (183)                 (4,961)

Income tax (expense) benefit..................                (24)
                                                      -----------             -----------

    Net income (loss).........................        $      (207)            $    (4,961)
                                                      -----------             -----------
                                                      -----------             -----------

Weighted average shares outstanding..........          17,732,779              12,880,938

Loss per common share:

  Net loss...................................         $     (0.01)            $     (0.39)
                                                      -----------             -----------
                                                      -----------             -----------

The accompanying notes are an integral part of these statements.

                       Vista 2000, Inc. and Subsidiaries

    Consolidated Unaudited Statement of Stockholders' Equity (Deficit)

                          Quarter ended March 29, 1997

                  (Dollars and share amounts in thousands)

                                       PREFERRED STOCK
              -----------------------------------------------------------------
                                                                                                                     TREASURY
                                                                                                                       STOCK
                                                                                                                        AND
                       SERIES A                  SERIES C                 SERIES D               COMMON STOCK        WARRANTS
              --------------------------  ----------------------  ------------------------  ----------------------  -----------
                 SHARES        DOLLARS      SHARES      DOLLARS      SHARES       DOLLARS    SHARES      DOLLARS      SHARES
                 ------      -----------  -----------  ---------     ------      ---------  ---------  -----------  -----------
Balance at
  December
  28, 1996.....    1            $ 122          --       $ 1,098         3         $ 2,765    18,074       $ 181         (341)
Foreign
  currency
  translation
  adjustment...

Net (Loss)....
                 ------      -----------  -----------  ---------     ------      ---------  ---------  -----------  -----------
Balance at
  March 29,
  1997.........    1            $ 122          --       $ 1,098         3         $ 2,765    18,074       $ 181         (341)
                 ------      -----------  -----------  ---------     ------      ---------  ---------  -----------  -----------
                 ------      -----------  -----------  ---------     ------      ---------  ---------  -----------  -----------


                                                                             TOTAL
                                ADDITIONAL                  CUMULATIVE    STOCKHOLDERS'
                                 PAID-IN    ACCUMULATED    TRANSLATION       EQUITY
                     DOLLARS     CAPITAL     (DEFICIT)     ADJUSTMENT      (DEFICIT)
                    ---------  -----------  ------------  -------------  --------------

Balance at
  December
  28, 1996.....    $ (1,750)    $ 62,108      $ (40,340)    $ (23)         $ 24,161

Foreign
  currency
  translation
  adjustment...                                                (9)               (9)

Net (Loss)....                                               (207)             (207)
                   --------     --------      --------      -----          --------
Balance at
  March 29,
  1997........     $ (1,750)    $ 62,108      $(40,547)     $ (32)         $ 23,945
                   --------     --------      --------      -----          --------
                   --------     --------      --------      -----          --------

The accompanying notes are an integral part of these statements.

                       VISTA 2000, INC. AND SUBSIDIARIES

                CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                                     QUARTER ENDED          QUARTER ENDED
                                                     MARCH 29, 1997         MARCH 30, 1996
                                                     --------------         --------------

Cash flows used by operating activities:
  Net loss.......................................    $      (207)            $    (4,961)
  Adjustments to reconcile net loss to net
     cash used by operations:
    Depreciation.................................            599                     503
    Loss on disposal of property and equipment...                                     --
    Stock based compensation expense.............                                  1,566
    (Increase) decrease in operating assets:
      Accounts receivable........................          3,138                   1,640
      Inventories................................            (74)                 (5,895)
      Prepaid expenses and other current assets..            375                    (327)
      Deferred charges and other assets..........          1,437                    (385)
    Increase (decrease) in operating liabilities:
      Accounts Payable...........................           (270)                 (2,072)
      Accrued liabilities........................         (1,817)                 (1,706)
                                                     -----------             -----------
        Net cash provided (used) by operating
          activities.............................          3,181                 (11,637)
                                                     -----------             -----------

Cash flows used by investing activities:
  Purchases of property and equipment............         (2,323)                 (2,372)
  Deposit on real property under contract
    for purchase.................................                                 (2,845)
                                                     -----------             -----------

    Net cash used by investing activities........         (2,323)                 (5,217)
                                                     -----------             -----------

Cash flows provided by financing activities:
  Net proceeds (payments) from short-term
    borrowings...................................            150                    (800)
  Net proceeds (payments) from long-term debt....         (1,711)                   (112)
  Proceeds from issuance of common stock, net
    of issue costs...............................                                  1,800
  Proceeds from issuance of preferred stock,
    net of issue costs...........................                                 19,400
  Proceeds from exercise of stock options and
    warrants.....................................                                  1,038
  Purchase of treasury stock.....................                                   (555)
                                                     -----------             -----------
    Net cash provided by financing activities....         (1,561)                 20,771
                                                     -----------             -----------

Effect of exchange rates on cash and cash
  equivalents....................................             (9)                      3
                                                     -----------             -----------

Net increase (decrease) in cash during period.....          (712)                  3,920
Cash and cash equivalents at the beginning of
  the period......................................         1,165                     871
                                                     -----------             -----------
Cash and cash equivalents at the end of
  the period......................................   $       453             $     4,791
                                                     -----------             -----------
                                                     -----------             -----------

Supplemental disclosure:
  Interest paid...................................   $       627             $       519

Noncash investing and financing activities:
  Conversion of debt to common stock..............   $        --             $        --

The accompanying notes are an integral part of these statements.

                       VISTA 2000, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 29, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements as of March 29, 1997 and for the quarter then ended include the accounts of Vista 2000, Inc. (Vista) and its wholly-owned subsidiaries, American Consumer Products, Inc.
(ACPI), Alabaster Industries, Inc. (Alabaster), Family Safety Products, Inc.
(FSPI) and Intelock Technologies, Inc. (Intelock). The accompanying consolidated financial statements as of March 30, 1996 and for the quarter then ended also include the accounts of Vista, ACPI, Alabaster, FSPI and Intelock.

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

STOCK BASED COMPENSATION

    The Company's Stock Option Plans are accounted for under APB Opinion 25, Accounting for Stock Issued to Employees, and related interprteations.

UNAUDITED INTERIM FINANCIAL INFORMATION

    The interim financial information as of and for the three months ended March 29, 1997 is unaudited and reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presentde. The results for these interim periods are not necessarily indicative of the results of a full year.

                       VISTA 2000, INC. AND SUBSIDIARIES

                                 MARCH 29, 1997

(2) INVENTORIES

    Inventories consist of the following at March 29, 1997:

Raw materials..................................................................  $5,235,000
Work-in-process................................................................   1,364,000
Finished goods.................................................................  21,126,000
Reserve for obsolescence.......................................................  (2,494,000)
                                                                                 ----------
                                                                                 $25,231,000
                                                                                 ----------
                                                                                 ----------

(3) STOCKHOLDER'S EQUITY

    The company issued warrants, during 1995, to various consultants to acquire up to 645,529 common shares at prices per share ranging from $2.00 to $12.00. As of March 29, 1997, there were 375,529 of these warrants issued and outstanding.

    Upon completion of the Company's initial public offering, the company agreed to sell to the underwriters warrants to acquire up to 100,000 shares of common stock at an exercise price per share of $9.08. Each common share carried two (2) warrants for the purchase of up to 200,000 shares of the Company's common stock at $11.55 per share.

    During the Company's initial public offering, which occurred in October, 1994, there were warrants issued for the purchase of 2,300,000 shares of the Company's common stock. For the first two years after issuance the exercise price per share was $7.00. During the subsequent two year period ending October 26, 1998, the exercise price increases to $10.00 per share. As of March 29, 1997, all of these warrants were issued and outstanding.

    In March 1994, the Company issued 235,598 of its 1994 Convertible Debenture Warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993 pursuant to their right of conversion. The 1994 Warrants provide for the purchase of one share of common stock at an exercise price of $2.50 per share and may be exercised for a three year period commencing 24 months from the date of issuance, which was March 1994. As of March 29, 1997 all of these warrants were issued and outstanding.

    On March 11, 1994, the Board of Directors authorized a one-for-two reverse common stock split. On November 30, 1993, the Board of Directors authorized a two-for-three reverse common stock split. All references to number of shares and to stock warrants as well as per share information have been adjusted to reflect the stock splits on a retroactive basis.

    Warrants for the purchase of 26,085 shares of Company common stock that were issued during 1993 in conjunction with debentures sold by the Company were issued and outstanding at December 28, 1996. The warrants, which carried an exercise price of $9.00 each, could have exercised in whole or in part at any time during the two year period ended January 1997. These warrants expired during the quarter ended March 29, 1997.

    The Company has adopted stock option plans providing for the issuance of options covering up to 8,000,000 shares of common stock to be issued to officers, directors, employees or consultants to the Company. Various vesting conditions apply to these options. For options granted at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods.

    During the first fiscal quarter ended March 29, 1997 (the 1996 fiscal year ended December 28, 1996), the Company granted 7,810,000 options to purchase common stock at an exercise price of $.03 per share to directors, certain employees and certain consultants. The options were granted effective December 31, 1996 for prior and future services. One half of the options are vested upon grant, with the remaining half vesting on December 31, 1997. Compensation expense of $105,000, related to these options was recognized during the year ended December 28, 1996. During the second quarter of 1997, a total of 2,662,500 of these options were exercised.

STOCK OPTIONS

    Stock option transactions during the quarter ended March 29, 1997 are summarized as follows:

Outstanding at December 28, 1996.................................................    118,550
Granted..........................................................................  7,810,000
Exercised........................................................................         (0)
Canceled.........................................................................         (0)
                                                                                   ---------
Outstanding at March 29, 1997....................................................  7,928,550
                                                                                   ---------
                                                                                   ---------

SERIES CONVERTIBLE PREFERRED STOCK

    The Company has designated 142,000 of its 500,000 authorized preferred shares as follows:

                                                                                                    LIQUIDATION
                                                                     SHARES        SHARES           PREFERENCE
                                                                   AUTHORIZED    OUTSTANDING         PER SHARE
                                                                   -----------  -------------  ---------------------
Series A.........................................................     100,000         1,250         $       100
Series B.........................................................      20,000             0         $     1,000
Series C.........................................................       2,000           120         $    10,000
Series D.........................................................      20,000         2,850         $     1,000

    The remaining 358,000 authorized preferred shares have not been designated as a series. The preferred stock is recorded net of issuance costs.

    The preferred stock is convertible into Company common stock based on a formula defined in the several subscription agreements. The preferred stock is convetrible at various times after its issuance. The conversion price is based on a discount to the listed price of the

                        VISTA 2000, INC. AND SUBSIDIARIES

                                 MARCH 29, 1997

(3) STOCKHOLDER'S EQUITY (CONTINUED)

Company's common stock on the date of conversion. Because the Company's common stock has been delisted by NASDAQ, there is uncertainty as to the number of shares of the Company's common stock required to be issued in a preferred stock conversion. In addition, under the terms of the Class Action settlement (see also Part II, Item 1), if the preferred stock is converted to common at a conversion price of less than $1.35 per common share for the Series C or $1.19 per common share for the Series A and D, the Company will be required to issue additional shares of it's common stock to maintain a 40% ownership of the Company's common stock by the Class. The Company is working with the convertible preferred stockholders to resolve this issue (see also
Part II, Item 5).

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

COMMON STOCK

    The total number of authorized shares of the Company's common stock was 50,000,000 on August 15, 1997. At that time, there were 43,510,964 shares of the Company's common stock issued and outstanding. The following schedule projects the effect on outstanding common shares of an assumed exercise of outstanding common stock options:

Common Stock Issued............................................................  43,852,305(1)
Less Treasury Shares...........................................................     (341,341)
Stock Options..................................................................    5,266,050
                                                                                 -----------
 ...............................................................................  48,777,014(2)
                                                                                 -----------
                                                                                 -----------

------------------------

(1) Common stock issued includes approximately 8,890,000 shares relating to theconversion of the Company's convertible preferred stock and the release ofclaims of the owners of the Company's convertible preferred stock.

(2) This total does not include the effect of the exercise of outstanding common stock warrants which have exercise prices ranging from $2.00 to $12.00 per common share with varying expiration dates up to October, 1999.

(4) RELATED PARTY TRANSACTIONS

    During the quarter ended March 29, 1997, ACPI, through one of its wholly-owned subsidiaries, purchased a manufacturing facility, which was previously under lease by the subsidiary, from a corporation controlled by certain former officers of ACPI. The purchase price was $1,158,000 cash plus assumption of a $842,000 mortgage note.

    During the quarter ended March 29, 1997, the Company paid a turnaround management company, S. Gidumal & Company, Inc. (SGC), approximately $169,000 for services rendered in settling the Class Action litigation, negotiating the refinancing of the ACPI revolving line of credit and other additional services as approved by the Company's Board of Directors. In addition, on December 31, 1996, Mr. Shyam Gidumal, a principal of SGC, was granted options to acquire 2,400,000 shares of the common stock of the Company at an exercise price of $.03 per

                        VISTA 2000, INC. AND SUBSIDIARIES

                                 MARCH 29, 1997

(4) RELATED PARTY TRANSACTIONS (CONTINUED)

share. Of the options granted, 1,200,000 were immediately exerciseable, with the balance exerciseable on December 31, 1997. SGC's services continue to be engaged in 1997 and are compensated on a basis that has been developed by the Company's Board of Directors, which includes a fixed monthly component for services and success components based on achievement of certain critical objectives of the Company.

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

SALES AND COST OF SALES

    Total revenues for the quarter ended March 29, 1997 were $23,579,000 versus $28,103,000 for the quarter ended March 30, 1996. The decrease in sales is substantially attributable to the sale of FSPI subsequent to March 30, 1996 and reduction of sales in ACPI's key manufacturing operations. Cost of sales for the quarter ended March 29, 1997 were $17,221,000 compared to a cost of sales in the corresponding 1996 quarter of $21,530,000. Gross margin for the quarter ended March 29, 1997 was approximately 27% compared to 23% for the quarter ended March 30, 1996 . The increase in gross margin % is attributable to the sale of FSPI, whose cost of sales exceeded its sales for the quarter ended March 30, 1996. ACPI contributed approximately 93% of consolidated revenues during the quarter ended March 29, 1997.

OPERATING EXPENSES

    Operating expenses (selling, general and administrative expenses) totaled $5,983,000 for the quarter ended March 29, 1997, as compared to $11,093,000 for the same quarterly period of 1996. The decrease is substantially attributable to; reduction of staff and expenses at the Company's corporate headquarters, operations of FSPI ceasing during the third quarter of 1996 and $2,366,000 of stock option expense and note receivable write-off which occurred in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of the quarter ended March 29, 1997 the Company had $453,000 in cash and equivalents. Under the ACPI revolving line of credit, the maximum amount of the line was $28,900,000. The line availability as of March 29, 1997, was $22,900,000, of which $17,800,000 had been drawn. On May 7, 1997, ACPI replaced its then existing line of credit with financing provided by a new lender. The new financing provides for borrowings up to $30,000,000 and carries an initial term of three years.

    Under the Alabaster revolving line of credit, which extends through September 1998, the maximum amount of the line was $2,500,000. The line availability as of March 29, 1997, was $1,150,000, of which $958,000 had been drawn.

    Regarding the Company's use of its federal income tax loss carryforwards, the Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1995 and 1996. Additionally Management expects another change in control to occur during 1997 upon issuance of the common stock in settlement of the class action lawsuit described in PART II,
Item 1. As a result, the utilization of a significant portion of the tax loss carryforwards will be limited on an annual basis and could expire unused.

PART II.--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, the Company is involved in lawsuits in the ordinary course of business. Such lawsuits have not resulted in any material losses to date, and the Company does not believe that the outcome of any existing lawsuits would have a material adverse effect on its business.

    In July 1996, the Company commenced a legal action against Richard P. Smyth, a former officer and director. The action alleged that Mr. Smyth committed fraudulent and unlawful acts resulting in substantial harm to the Company and its shareholders. The Company continues to pursue this action, however, management and legal counsel are unable to determine the possible outcome of this matter at this time.

    During the quarter ended June 29, 1996, the Company together with certain former officers, former directors and third parties was named as a defendant in approximately seventeen (17) class action lawsuits, filed by persons and entities who purchased the common stock and warrants of the company during the period November 11, 1994, through and including April 15, 1996, in the United States District Court for the Northern District of Georgia. On July 9, 1996, the district court ordered that the complaints be consolidated for all purposes. On July 23, 1996, the plaintiffs filed a consolidated class action complaint ("Complaint") alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and an additional claim under Georgia common law for alleged negligent misrepresentations. The complaint named as defendants the Company; Richard P. Smyth ("Smyth"), the former Chairman of the Board and Chief Executive Officer of the Company; Arnold E. Johns ("Johns") formerly President and a director of the Company; Roemmich & Seymour ("R&S"), P.C. ("R&S"), the Company's former outside auditor; and the principals of R&S, Roger Roemmich and J. Alan Seymour.

    The Complaint alleged that throughout the period from November 11, 1994 through April 15, 1996, Vista issued materially false and misleading financial statements that caused the market price of Vista securities to trade at artificially inflated prices.

    On August 29, 1996 the district court certified plaintiffs as representatives of a of a class of all persons who purchased the Company's common stock and/or warrants during the period from October 24, 1994 through June 8, 1996 (the "Class") except the defendants, all former officers, former directors, all underwriters of the Offering, members of the immediate families of each of the foregoing and any person, firm, trust, corporation, officer, director or other individual or entity in which any of the defendants has a controlling interest or which is related to or affiliated with any of the defendants, and the legal representatives, heirs, successors-in-interest or assigns of any such excluded party. Also specifically excluded from the Class were all individuals or entities who acquired Vista common stock and/or warrants through Vista's employee profit sharing, retirement, benefit or incentive program. Current officers and directors are not excluded from the Class, so long as they meet the requirements for participation.

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

    On April 18, 1997, the Company sold all of its 94% interest in Intelock's common stock to a company managed by a minority (4.2%) shareholder of Intelock, who was an officer and director of Intelock, prior to the purchase of Intelock by the Company in 1995. Proceeds from the sale were $5,000 and a $95,000 promissory note. In deciding to sell Intelock, the Company's management considered claims, made by minority (6.3%) shareholders of Intelock, regarding alleged false representations made by former officers and directors of the Company during its purchase of Intelock and alleged mis-management of Intelock's assets, by the same former officers and directors, following the purchase. These minority shareholder claims have been withdrawn since the sale of Intelock by the Company. This sale will not have a material impact on the Company's 1997 operating results since the net operating assets of Intelock were written off during the third quarter of the 1996 fiscal year.

    During the period from November 1996 through April 1997, the Company engaged in negotiations with certain holders of various classes of the Company's convertible preferred stock concerning a possible transaction in which the Company would have repurchased and retired the preferred stock and the holders of the preferred stock would have released the Company from all purported claims by such holders against the Company, including claims alleging fraudulent misrepresentation by the Company in the original issuance of the preferred stock. However, the Company was not prepared to convert the preferred shares into the large number of common shares demanded by them, nor did the Company have the cash resources to meet the purchase price demands of these original preferred shareholders. Thereafter, in May and July 1997, in order to help the Company settle all claims by these preferred shareholders, four of the Company's five directors, a consultant to the Company and an unaffiliated third party (the "Individual Purchasers") agreed to purchase shares held by such preferred shareholders on the same terms as had been offered to these original preferred shareholders by the Company. As a result, the Individual Purchasers acquired an aggregate of 2,570 shares of the Company's Series C and D Convertible Preferred Stock for an aggregate cash consideration of approximately $1 million and the preferred shareholders granted to the Company the release described above. The shares of Series C and D Convertible Preferred Stock acquired by the Individual Purchasers were converted into an aggregate of 2,947,712 shares of the Company's common stock. In addition, the Company issued an aggregate of 5,794,803 shares of its common stock to the Individual Purchasers in consideration for obtaining the release described above. The Company also agreed to issue additional shares of its common stock to the Individual Purchasers and pay the same consideration in the event that other holders of the Company's preferred stock convert such preferred stock into the Company's common stock at a more favorable conversion rate or receive additional consideration on a more favorable basis than that provided to the Individual Purchasers. The aggregate number of shares of common stock issued to the Individual Purchasers upon the conversion of such shares of preferred stock and issued in consideration for the release of claims, was the same number of shares of the Company's common stock originally offered to the preferred shareholders by the Company.

    Separately, the Company agreed to pay $175,000 and $2,500 in attorneys' fees to one of the original preferred shareholders as additional consideration for the release of the claims associated with the preferred shares. The $175,000 will be paid on January 2, 1999 with the interest accruing on such amount at 8% per annum, payable quarterly.

    The Company obtained from the individual purchasers a waiver of their rights to also receive the additional consideration paid by the Company in the form of a Note.

    On June 19, the Company sold all of the stock of Alabaster for $2,000,000. Payment consisted of $500,000 cash and a $1,500,000 note receivable, secured by a first mortgage on the land and buildings which comprise Alabaster's manufacturing, sales and administrative operations. The Company will record an additional loss of approximately ($1,600,000) on the sale in 1997. During the year ended December 28, 1996, the Company recorded losses of approximately ($3,600,000), related to Alabaster, as a result of operating losses and asset writedowns. Alabaster represented approximately 8% of the Company's consolidated sales for the year ended December 28, 1996.

    On June 30, 1997, the Company entered into an agreement to sell certain assets of ACPI. These assets comprise primarily ACPI's key, key manufacturing, letters, numbers and signs manufacturing and related businesses. The Company will retain Boss Manufacturing, Inc., Boss Balloon, Inc. and the ACPI Warren Pet Division. The business assets being sold accounted for approximately $57,000,000 or 51% of the Company's consolidated sales for the year ended December 28, 1996. The closing of the sale is not expected until August or September of 1997, pending regulatory approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) See Index to Exhibits

    (b) During the three months ended March 29, 1997, the company did not file any form 8-K's.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VISTA 2000, INC.

DATED: August 22, 1997            BY: /S/ G. LOUIS GRAZIADIO, III
                                      ----------------------------------------
                                          G. LOUIS GRAZIADIO, III
                                          CHIEF EXECUTIVE OFFICER (PRINCIPAL
                                                 EXECUTIVE OFFICER)


DATED: August 22, 1997            BY: /S/ LARRY C. COBB
                                      ----------------------------------------
                                          LARRY C. COBB
                                          INTERIM CHIEF FINANCIAL OFFICER
                                                  (PRINCIPAL FINANCIAL OFFICER)

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

10.16(b) Employment Agreement between the Company's subsidiary, American
         Consumer Products, Inc., and Richard Bern.  (Exhibit 10.5)

10.17(b) Employment Agreement between the Company's subsidiary, Alabaster
         Industries, Inc., and Daniel A. Norris.  (Exhibit 10.6)

10.18(b) Employment Agreement between the Company's subsidiary, American
         Consumer Products, Inc., and Stephen W. Cole.  (Exhibit 10.7)

10.19(f) Employment Agreement between the Company and Robert E. Altenbach.
         (Exhibit 10.19)

10.20(g) Asset Purchase Agreement between Vista 2000, Inc., Family Safety
         Products, Inc. and Therm Acquisition, Inc. dated August 23, 1996. (Exhibit 10.20)

10.21(g) Loan and Security Agreement between Alabaster Industries, Inc. and
         Century Business Credit Corporation dated September 20, 1996. (Exhibit 10.21)

(11)     Statement re Computation of Per Share Earnings

11.1 Statement re computation of per share earnings is included herein as Exhibit 11.1 of this Report.

(15)     Letter re Unaudited Interim Financial Information
         Incorporated by reference, see Page 7 of this Form 10-Q for the Quarter ended March 29, 1997.

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

21.1(e)  Subsidiaries of the Registrant. (Exhibit 21.1)

(23)     Consents of Experts and Counsel
         Not applicable.

(24)     Power of Attorney
         Not applicable.

(27)     Financial Data Schedule  (Filed only by Electronic Filers)

27.1          Financial Data Schedule

(99)     Additional Exhibits
         None.

-------------------
(a) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-73118-A). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

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

(g) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 10-Q for the quarter ended September 28, 1996. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 10-Q.