Form 10-Q
period 1997-06-28
VISTA 2000 INC
filed 1997-09-24
CIK 916802

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



              For the quarterly period ended          June 28, 1997
                         Commission File No.                0-23204


                                   VISTA 2000, INC.
                                   ----------------
                (Exact name of registrant as specified in its charter)


         Delaware                                   58-1972066
         --------                                   ----------
         (State or other jurisdiction of          (IRS Employer
         incorporation or organization)          Identification No.)

                                221 West First Street
                               Kewanee, Illinois  61443
                               ------------------------
                       (Address of principal executive offices)

                                    (309) 856-8068
                                    --------------
                             (Issuer's telephone number)

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
                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                     ASSETS

                                                                      JUNE 28, 1997           DECEMBER 28,
                                                                       (UNAUDITED)                1996
                                                                      -------------           ------------
CURRENT ASSETS
   Cash and cash equivalents.......................................... $        578            $     1,165
   Accounts receivable, net of allowance for doubtful
      accounts and returns of $1,498 and $1,405, respectively.........       12,598                 16,187
   Inventories........................................................       25,332                 25,157
   Prepaid expenses...................................................        1,212                  1,564
   Other current assets...............................................          206                    205
                                                                       -------------           ------------
      Total current assets............................................       39,926                 44,278
                                                                       -------------           ------------

PROPERTY AND EQUIPMENT, AT COST.......................................       17,032                 18,298
   Less: accumulated depreciation.....................................        2,689                  2,371
                                                                       -------------           ------------
      Net property and equipment......................................       14,343                 15,927
                                                                       -------------           ------------

OTHER ASSETS..........................................................        1,484                  1,566
                                                                       -------------           ------------

                                                                       $     55,753            $     61,771
                                                                       -------------           ------------
                                                                       -------------           ------------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Note payable....................................................... $        100            $        908
   Current portion of long-term debt..................................          250                     383
   Accounts payable...................................................        3,533                   5,209
   Accrued payroll and related expenses...............................        2,663                   3,596
   Accrued liabilities................................................        1,576                   3,595
                                                                       -------------           ------------

      Total current liabilities.......................................        8,122                  13,691
                                                                       -------------           ------------

LONG-TERM DEBT, NET OF CURRENT PORTION................................       24,412                  23,919

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock $1 par value, 500,000 shares authorized,
  4,220 and 4,220 shares issued and outstanding, respectively.........        3,985                   3,985
Common stock, $.01 par value, authorized 50,000,000 shares,
   issued and outstanding, 34,962,731 and 18,074,120 , respectively...          350                     181
Additional paid-in capital............................................       62,908                  62,108
Accumulated deficit...................................................      (42,242)                (40,340)
Currency translation..................................................          (32)                    (23)
                                                                       -------------           ------------

                                                                             24,969                  25,911
Less: treasury shares and warrants--at cost...........................        1,750                   1,750
                                                                       -------------           ------------

      Total Stockholders' equity......................................       23,219                  24,161
                                                                       -------------           ------------

                                                                       $     55,753            $     61,771
                                                                       -------------           ------------
                                                                       -------------           ------------

        The accompanying notes are an integral part of these statements.

                       VISTA 2000, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)


                                              QUARTER ENDED        QUARTER ENDED        SIX MONTHS ENDED     SIX MONTHS ENDED
                                              JUNE 28, 1997        JUNE 29, 1996         JUNE 28, 1997        JUNE 29, 1996
                                              --------------       -------------        ----------------     -----------------
Net Sales..................................   $     23,712         $     27,169         $     47,291         $     55,283

Cost of Sales..............................         16,900               20,363               34,121               41,817
                                              --------------       -------------        ----------------     -----------------

Gross profit (loss)........................          6,812                6,806               13,170               13,466

Operating expenses.........................          6,576                8,608               12,559               19,788
                                              --------------       -------------        ----------------     -----------------

                                                       236               (1,802)                 611               (6,322)

Gain (loss) on sale of operating assets....         (1,355)                 485               (1,355)                 485
                                              --------------       -------------        ----------------     -----------------

Operating profit (loss)....................         (1,119)              (1,317)                (744)              (5,837)

Other income and (expense)
   Interest................................           (569)                (464)              (1,111)                (983)
   Other...................................             (4)                  73                  (20)                 151
                                              --------------       -------------        ----------------     -----------------

Income (loss) before income tax............         (1,692)              (1,708)              (1,875)              (6,669)

   Income tax (expense) benefit............             (3)                                      (27)
                                              --------------       -------------        ----------------     -----------------

Net income (loss)..........................    $    (1,695)        $     (1,708)        $     (1,902)        $     (6,669)
                                              --------------       -------------        ----------------     -----------------
                                              --------------       -------------        ----------------     -----------------

Weighted average shares outstanding........     26,925,322           16,772,927           22,329,050           14,826,933

Profit (loss) per common share:
   Net profit (loss).......................    $     (0.06)        $      (0.10)        $      (0.09)        $      (0.45)
                                              --------------       -------------        ----------------     -----------------
                                              --------------       -------------        ----------------     -----------------

        The accompanying notes are an integral part of these statements.

                        VISTA 2000, INC. AND SUBSIDIARIES
         CONSOLIDATED UNAUDITED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                         SIX MONTHS ENDED JUNE 28, 1996
                    (DOLLARS AND SHARE AMOUNTS IN THOUSANDS)

                                                    SERIES A             SERIES C             SERIES D           COMMON STOCK
                                                 ---------------      ---------------      ---------------      ---------------
                                                 SHARES  DOLLARS      SHARES  DOLLARS      SHARES  DOLLARS      SHARES  DOLLARS
                                                 ------  -------      ------  -------      ------  -------      ------  -------
Balance at December 28, 1997...................       1   $  122        --    $ 1,098           3  $ 2,765      18,074  $   181
Common stock issued in settlement
  of Class Action..............................                                                                 14,226      142
Exercise of common stock options...............                                                                  2,663       27
Foreign currency translation adjustment........
Net (Loss).....................................
                                                -------   ------      ------  -------      ------  -------      ------  -------
Balance at June 28, 1997.......................       1   $  122        --    $ 1,098           3  $ 2,765      34,963  $   350
                                                -------   ------      ------  -------      ------  -------      ------  -------
                                                -------   ------      ------  -------      ------  -------      ------  -------

                                                 TREASURY STOCK    ADDITIONAL                   CUMULATIVE        TOTAL
                                                  AND WARRANTS       PAID-IN     ACCUMULATED    TRANSLATION    STOCKHOLDERS'
                                                SHARES   DOLLARS     CAPITAL      (DEFICIT)     ADJUSTMENT    EQUITY (DEFITIT)
                                                ------   -------   -----------   -----------    -----------   ---------------

Balance at December 28, 1997...................    (341) $ (1,750)   $ 62,108     $ (40,340)     $     (23)     $   24,161
Common stock issued in settlement
  of Class Action..............................                           747                                          889
Exercise of common stock options...............                            53                                           80
Foreign currency translation adjustment........                                                         (9)             (9)
Net (Loss).....................................                                      (1,902)                        (1,902)
                                                -------  --------    --------      --------      ---------      ----------
BALANCE AT JUNE 28, 1997.......................    (341) $ (1,750)   $ 62,908      $(42,242)     $     (32)     $   23,219
                                                -------  --------    --------      --------      ---------      ----------
                                                -------  --------    --------      --------      ---------      ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENTS

                      VISTA 2000, INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                               QUARTER ENDED  QUARTER ENDED  SIX MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 28, 1997  JUNE 29, 1996    JUNE 28, 1997      JUNE 29, 1996
                                               -------------  -------------  -----------------  -----------------
CASH FLOWS USED BY OPERATING ACTIVITIES:
  Net loss...................................    $  (1,695)     $  (1,708)       $  (1,902)         $  (6,669)
  Adjustments to reconcile net loss to net
    cash used by operations:
    Depreciation and amortization............          490            660            1,089              1,163
    (Gain) Loss on disposal of property and
      equipment..............................        1,355           (485)           1,355               (485)
    Stock based compensation expense.........           53             35               53              1,601
    (Increase) decrease in operating assets:
      Accounts receivable....................         (723)            (7)           2,415              1,633
      Inventories............................       (1,475)          (838)          (1,549)            (6,733)
      Prepaid expenses and other current
        assets...............................         (160)          (249)             215               (576)
      Deferred charges and other assets......       (1,441)           531               (4)               146
    Increase (decrease) in operating
        liabilities:
    Accounts Payable.........................         (424)          (436)            (694)            (2,508)
    Accrued liabilities......................       (1,025)          (359)          (2,842)            (2,065)
                                               -------------  -------------        -------            -------
        Net cash used by operating
          activities.........................       (5,045)        (2,856)          (1,864)           (14,493)
                                               -------------  -------------        -------            -------
CASH FLOWS USED BY INVESTING ACTIVITIES:
    Purchases of property and equipment......         (601)        (1,243)          (2,924)            (3,615)
    Deposit on real property under contract
      for purchase...........................       (2,845)
                                               -------------  -------------        -------            -------
        Net cash used by investing
          activities.........................         (601)        (1,243)          (2,924)            (6,460)
                                               -------------  -------------        -------            -------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Net proceeds (payments) from short-term
      borrowings.............................          150           (800)
    Net proceeds (payments) from long-term
      debt...................................        2,752           (347)           1,041               (459)
    Net proceeds from sale of property and
      equipment..............................        2,050            935            2,050                935
    Proceeds from issuance of common stock,
      net of issue costs.....................          889         --                  889              1,800
    Proceeds from issuance of preferred
      stock, net of issue costs..............                      --                                  19,400
    Proceeds from exercise of stock options
      and warrants...........................           80         --                   80              1,038
    Purchase of treasury stock...............                         (46)                               (601)
                                               -------------  -------------        -------            -------
        Net cash provided by financing
          activities.........................        5,771            542            4,210             21,313
                                               -------------  -------------        -------            -------
Effect of exchange rates on cash and cash
  equivalents................................                          (4)              (9)                (1)
                                               -------------  -------------        -------            -------
Net increase (decrease) in cash during
  period.....................................          125         (3,561)            (587)               359
Cash and cash equivalents at the beginning of
  the period.................................          453          4,791            1,165                871
                                               -------------  -------------        -------            -------
Cash and cash equivalents at the end of the
  period.....................................    $     578      $   1,230        $     578          $   1,230
                                               -------------  -------------        -------            -------
                                               -------------  -------------        -------            -------
SUPPLEMENTAL DISCLOSURE:
    Interest paid............................    $     812      $     464        $   1,439          $     983
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt to common stock...........                   $  --                               $  --

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                          VISTA 2000, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 28, 1997


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------
    The accompanying consolidated financial statements as of June 28, 1997 and for the six months then ended include the accounts of Vista 2000, Inc. (Vista) and its wholly-owned subsidiaries, American Consumer Products, Inc.
(ACPI), Alabaster Industries, Inc. (Alabaster), Family Safety Products, Inc.
(FSPI) and Intelock Technologies, Inc. (Intelock). The accompanying consolidated financial statements as of June 29, 1996 and for the six months then ended also include the accounts of Vista, ACPI, Alabaster, FSPI and Intelock.

INCOME TAXES
------------
    The Company accounts for income taxes under the asset and liability method, in accordance with Statement of Financial Accounting Standards Number 109 ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when utilization of such asset is not reasonably assured.

NET LOSS PER COMMON SHARE
-------------------------
    Net loss per common share has been calculated using the weighted average number of shares of common stock outstanding during each period. Fully diluted net income per common share is not disclosed because the effect of the exchange or exercise common stock equivalents would be antidilutive, due to the Company's net loss being spread over a greater number of shares.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
-----------------------------------------------------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the these estimates.

STOCK BASED COMPENSATION
------------------------
    The Company's Stock Option Plans are accounted for under APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations.

UNAUDITED INTERIM FINANCIAL INFORMATION
     The interim financial information as of and for the six months ended June 28, 1997 is unaudited and reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for these interim periods are not necessarily indicative of the results of a full year.

                          VISTA 2000, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 28, 1997

(2) INVENTORIES

    Inventories consist of the following at June 28, 1997:

         Raw materials                 $ 4,705,000
         Work-in-process                 1,367,000
         Finished goods                 21,980,000
         Reserve for obsolescence       (2,720,000)
                                       -----------
                                       $25,332,000
                                       ===========

(3) STOCKHOLDER'S EQUITY
     The company issued warrants, during 1995, to various consultants to acquire up to 645,529 common shares at prices per share ranging from $2.00 to $12.00. As of June 28, 1997, there were 375,529 of these warrants issued and outstanding. These warrants expire at various times between January and November 2000.

    Upon completion of the Company's initial public offering, the company agreed to sell to the underwriters warrants to acquire up to 100,000 shares of common stock at an exercise price per share of $9.08. Each common share carried two (2) warrants for the purchase of up to 200,000 shares of the Company's common stock at $11.55 per share. These warrants expire on October 24, 1999.

    During the Company's initial public offering, which occurred in October, 1994, there were warrants issued for the purchase of 2,300,000 shares of the Company's common stock. For the first two years after issuance the exercise price per share was $7.00. During the subsequent two year period ending October 24, 1998, the exercise price increases to $10.00 per share. As of June 28, 1997, all of these warrants were issued and outstanding. These warrants expire on October 24, 1998.

    In March 1994, the Company issued 235,598 of its 1994 Convertible Debenture Warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993 pursuant to their right of conversion. The 1994 Warrants provide for the purchase of one share of common stock at an exercise price of $2.50 per share and may be exercised for a three year period commencing 24 months from the date of issuance, which was March 1994. As of June 28, 1997 all of these warrants were issued and outstanding. These warrants expire during March 1999.

    On March 11, 1994, the Board of Directors authorized a one-for-two reverse common stock split. On November 30, 1993, the Board of Directors authorized a two-for-three reverse common stock split. All references to number of shares and to stock warrants as well as per share information have been adjusted to reflect the stock splits on a retroactive basis.

                          VISTA 2000, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 28, 1997

(3) STOCKHOLDER'S EQUITY-(CONTINUED)

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

STOCK OPTIONS
-------------
     Stock option transactions during the six months ended June 28, 1997 are summarized as follows:



    Outstanding at December 28, 1997     118,550
    Granted                            7,810,000
    Exercised                         (2,662,500)
    Canceled                                  (0)
                                      -----------
    Outstanding at June 28, 1997       5,266,050
                                      ===========

SERIES CONVERTIBLE PREFERRED STOCK
----------------------------------
     The Company has designated 142,000 of its 500,000 authorized preferred shares as follows:

             Shares       Shares       Liquidation Preference
            Authorized  Outstanding           per share
            ----------  -----------           ---------
Series A     100,000      1,250                 $100
Series B      20,000          0                 $1,000
Series C       2,000        120                 $10,000
Series D      20,000      2,850                 $1,000

    The remaining 358,000 authorized preferred shares have not been designated as a series. The preferred stock is recorded net of issuance costs. The preferred stock is convertible into Company common stock based on a formula defined in the several subscription agreements. The preferred stock is convertible at various times after its issuance. Under the terms of the Class Action settlement (see also Part II, Item 1), if the preferred stock is converted to common at a conversion price of less than $1.35 per common share for the Series C or $1.19 per common share for the Series A and D, the Company will be required to issue additional shares of its common stock to the Class. The Company may not pay any common stock dividends unless all preferred stock dividends have been paid. Any remaining preferred shares will automatically convert to the Company's common stock at various times during 1997.

                          VISTA 2000, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 28, 1997

(3) STOCKHOLDER'S EQUITY-(CONTINUED)

COMMON STOCK

    On March 14, 1997, a settlement of the Class Action litigation was confirmed by the entry of a Final Judgment and Order of Dismissal with Prejudice. The settlement provided, among other things, that the Company would issue shares of its common stock (and provide certain anti-dilution protection) to the plaintiffs and the Class in order to convey ownership of 40% of the Company's common stock. In addition, the settlement provides that additional common shares will be issued to the Class to maintain its 40% ownership interest in the Company if the Company's outstanding convertible preferred stock is converted to common stock at less than $1.35 per common share for the Series C preferred or $1.19 per common share for the Series A and D preferred. Furthermore, additional shares will also be issued to the Class, if the Company's management is issued common stock through the Company's stock option plan, resulting in management acquiring more than 20% of the common stock of the Company. In May 1997, the Company issued approximately 14,226,000 shares of its common stock in full satisfaction of all claims of the Class. The Company's insurance carrier also contributed $300,000 to the settlement.

    The total number of authorized shares of the Company's common stock was 50,000,000 on August 15, 1997. At that time, there were 43,510,964 shares of the Company's common stock issued and outstanding. The following schedule projects the effect on outstanding common shares of an assumed exercise of outstanding common stock options:

    Common Stock Issued                43,852,305 (1)
    Less Treasury Shares                 (341,341)
    Stock Options                       5,266,050
                                       ----------
                                       48,777,014 (2)
                                       ==========

    (1) Common stock issued includes approximately 8,890,000 shares relating to the conversion of the Company's convertible preferred stock and the release of claims by the owners of the Company's convertible preferred stock. It also includes approximately 14,226,000 shares issued on May 6, 1997, in settlement of the Class Action litigation.

    (2) This total does not include the effect of the exercise of outstanding common stock warrants which have exercise prices ranging from $2.00 to $12.00 per common share with varying expiration dates up to November 2000.

(4) RELATED PARTY TRANSACTIONS

          During the six months ended June 28, 1997, the Company compensated a turnaround management company, S. Gidumal & Company, Inc., and its affiliate Strategic Turnarounds & Investment Corp. (collectively "STIC"), approximately $239,000 for services rendered. STIC was involved in many activities including assisting in negotiating the refinancing of the ACPI revolving line of credit and assisting in negotiating the sale of certain assets of ACPI (see Part II, Item 5.). Mr. Shyam Gidumal, a principal of STIC (and a member of the board of directors of ACPI), exercised common stock options (which options had been granted and vested on December 31, 1996) and acquired 1,200,000 shares of the common stock of the Company at an

                          VISTA 2000, INC. AND SUBSIDIARIES
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 28, 1997

(4) RELATED PARTY TRANSACTIONS-(CONTINUED)

exercise price of $.03 per share. This leaves Mr. Gidumal with 1,200,000 remaining options which will vest on December 31, 1997. STIC's services continue to be engaged in 1997 and are compensated on a basis that has been developed by the Company's Board of Directors.

    On April 15, 1997, employment agreements with two officers of ACPI were replaced with severance agreements. The severance agreements provide for minimum annual payments of $169,000 each through 1997. The severance agreements also provide for additional aggregate payments of up to $400,000 based upon the occurrence of certain events, as defined in the agreements.

(5) SALE OF  STOCK OF SUBSIDIARIES
     On April 18, 1997, the Company sold all of its 94% interest in Intelock's common stock to a company managed by a minority (4.2%) shareholder of Intelock, who was an officer and director of Intelock prior to the purchase of Intelock by the Company in 1995. Proceeds from the sale were $5,000 in cash and a $95,000 promissory note, which matures on April 11, 1998
 . In deciding to sell Intelock, the Company's management considered claims, made by minority (6.3%) shareholders of Intelock, regarding alleged false representations made by former officers and former directors of the Company during its purchase of Intelock and alleged mis-management of Intelock's assets, by the same former officers and former directors, following the purchase. These minority shareholder claims have been withdrawn since the sale of Intelock by the Company. This sale resulted in a gain of approximately $30,000 during the quarter ended June 28, 1997, as a result of the net operating assets of Intelock having been previously written off during the third quarter of the 1996 fiscal year when Intelock ceased operations.

    On June 19, 1997, the Company sold all of the stock of Alabaster to W. R. Hill & Co., Inc., for $2,000,000. Payment consisted of $500,000 cash and a $1,500,000 note receivable, secured by a first mortgage on the land and buildings which comprise Alabaster's manufacturing, sales and administrative operations. During the quarter ended June 28, 1997, the Company recorded a loss of approximately ($1,400,000) on the sale. During the year ended December 28, 1996, the Company had recorded losses of approximately ($3,600,000), related to Alabaster, as a result of operating losses and asset writedowns. Alabaster represented approximately $2,801,000 of the Company's consolidated sales for the six months ended June 28, 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    All statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under "Management" Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the general strength or weakness of the consumer products industry and the pricing policies of competitors. All subsequent written and oral forward-looking statements attributable to Vista or persons acting on the behalf of Vista are expressly qualified in their entirety by such Cautionary Statements.

SALES AND COST OF SALES

    Total revenues for the six months ended June 28, 1997 were $47,291,000 versus $55,283,000 for the six months ended June 29, 1996. The decrease in sales is substantially attributable to the sale of FSPI subsequent to June 29, 1996 and a decrease in sales in ACPI's key manufacturing operations due to loss of business to a competitor. Cost of sales for the six months ended June 28, 1997 were $34,121,000 compared to a cost of sales in the corresponding 1996 period of $41,817,000. Gross margin for the six months ended June 28, 1997 was approximately 28% compared to 24% for the six months ended June 29, 1996 . The increase in gross margin percentage is attributable to the sale, in August 1996, of FSPI, whose cost of sales exceeded its sales for the six months ended June 29, 1996.

OPERATING EXPENSES

    Operating expenses (selling, general and administrative expenses) totaled $12,559,000 for the six months ended June 28, 1997, as compared to $19,788,000 for the same quarterly period of 1996. The decrease is substantially attributable to reductions of staff, legal and auditing expenses at the Company's corporate headquarters and the ceasing of operations of FSPI during the third quarter of 1996. Additionally, the 1996 period included expenses of approximately $2,366,000 related to stock options and the write off of a note receivable from a former officer of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    On May 7, 1997, ACPI replaced its then existing line of credit with financing provided by a new lender. The new financing provided for borrowings up to $30,000,000 (see Exhibit 10.22 to this Form 10-Q) and carries an initial term of three years. The line availability as of June 28
, 1997, was $23,900,000 of which $20,600,000 had been drawn.   As of June 28,
1997 the Company had $578,000 in cash and equivalents.

    Regarding the Company's use of its federal income tax loss carryforwards, the Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1995 and 1996. Additionally, the Company believes that another change in control occurred in May 1997 upon issuance of the common stock in settlement of the Class

Action lawsuit described in Part II, Item 1. As a result, the utilization of a significant portion of the tax loss carryforwards will be limited on an annual basis and could expire unused.

PART II.--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The corporation is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of commercial disputes.

    In July 1996, the Company commenced a legal action against Richard P. Smyth, a former officer and director. The action alleged that Mr. Smyth committed fraudulent and unlawful acts resulting in substantial harm to the Company and its shareholders. The Company continues to pursue this action; however, management and legal counsel are unable to determine the possible outcome of this matter at this time.

    During the quarter ended June 29, 1996, the Company together with certain former officers, former directors and third parties was named as a defendant in seventeen (17) class action lawsuits, filed by persons and entities who purchased the common stock and warrants of the Company during the period November 11, 1994, through and including April 15, 1996, in the United States District Court for the Northern District of Georgia. On July 9, 1996, the District Court ordered that the complaints be consolidated for all purposes. On July 23, 1996, plaintiffs filed a consolidated class action complaint ("Complaint") alleging violations of Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and an additional claim under Georgia common law for alleged negligent misrepresentations. The Complaint named as defendants the Company; Richard P. Smyth ("Smyth"), the former Chairman of the Board and Chief Executive Officer of the Company; Arnold E. Johns ("Johns") formerly President and a director of the Company; Roemmich & Seymour, P.C. ("R&S"), the Company's former outside auditor; and the principals of R&S, Roger Roemmich and J. Alan Seymour.

    The Complaint alleged that throughout the period from November 11, 1994 through April 15, 1996, Vista issued materially false and misleading financial statements that caused the market price of Vista securities to trade at artificially inflated prices.

    On August 29, 1996 the district court certified plaintiffs as representatives of a class of all persons who purchased the Company's common stock and/or warrants during the period from October 24, 1994 through June 8, 1996 (the "Class") except the defendants, all former officers and former directors and employees of the Company, all underwriters of the Company's initial public offering, members of the immediate families of each of the foregoing and any person, firm, trust, corporation, officer, director or other individual or entity in which any of the defendants has a controlling interest or which is related to or affiliated with any of the defendants, and the legal representatives, heirs, successors-in-interest or assigns of the Class as well as all individuals or entities who acquired Vista common stock and/or warrants through Vista's employee profit sharing, retirement, benefit or incentive program. Current officers and directors are not excluded from the Class, so long as they meet the requirements for participation.

    On March 14, 1997, a settlement was confirmed by the entry of a Final Judgment and Order of Dismissal with Prejudice. The settlement provides, among other things, that the Company will issue shares of its common stock (and provide certain anti-dilution protection) to the plaintiffs and the Class in order to convey ownership of 40% of the Company's common stock. In addition, the settlement provides that additional common shares will be issued to the Class to maintain its 40% ownership interest in the Company if the Company's outstanding convertible preferred stock is converted to common stock at less than $1.35 per common share for the Series C preferred or $1.19 per common share for the Series A and D preferred. Furthermore, additional shares will also be issued to the Class, if the Company's management is issued common stock through the Company's stock option plan, resulting in management acquiring more than 20% of the common stock of the Company. In May 1997, the Company issued approximately 14,226,000 shares of its common stock in full satisfaction of all claims of the Class. The Company's insurance carrier also contributed $300,000 to the
settlement.      The Company has been notified by the Securities and Exchange
Commission ("SEC") that it has commenced a formal private investigation of the Company. The Company intends to cooperate with the SEC in this matter. The Company cannot predict the eventual outcome of this investigation. Independently, the Company through its Audit Committee has conducted an internal investigation of the facts and circumstances surrounding the investigation.

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

ITEM 5.  OTHER INFORMATION

    During the period from November 1996 through April 1997, the Company engaged in negotiations with certain holders of various classes of the Company's convertible preferred stock concerning a possible transaction in which the Company would have repurchased and retired the preferred stock and the holders of the preferred stock would have released the Company from all purported claims by such holders against the Company, including claims alleging fraudulent misrepresentation by the Company in the original issuance of the preferred stock. However, the Company ultimately determined that such a use of its resources would not be in its best interest and determined not to accept the preferred shareholders' last offer. Thereafter, in May and July 1997, in order to help the Company settle all claims by these preferred shareholders, four of the Company's five directors, a consultant to the Company and an unaffiliated third party (the

"Individual Purchasers") agreed to purchase shares held by such preferred shareholders on the same terms as they, the preferred shareholders, had offered to the Company. The aggregate number of shares of common stock issued to the Individual Purchasers upon the conversion of such shares of preferred stock and issued by the Company in consideration for the release of claims, was the same number of shares of the Company's common stock originally offered to, but rejected by, the original preferred shareholders. As a result, the Individual Purchasers acquired an aggregate of 2,570 shares of the Company's Series C and D Convertible Preferred Stock for an aggregate cash consideration of approximately $1 million and the preferred shareholders granted to the Company the release described above. The shares of Series C and D Convertible Preferred Stock acquired by the Individual Purchasers were converted into an aggregate of 2,947,712 shares of the Company's common stock. In addition, the Company issued an aggregate of 5,794,803 shares of its common stock to the Individual Purchasers in consideration for obtaining the release described above. The Company also agreed to issue additional shares of its common stock to the Individual Purchasers and pay the same consideration in the event that other holders of the Company's preferred stock convert such preferred stock into the Company's common stock at a more favorable conversion rate or receive additional consideration from the Company on a more favorable basis than that provided to the Individual Purchasers.

    Separately, the Company agreed to pay $175,000 and $2,500 in attorneys' fees to one of the original preferred shareholders as additional consideration for the release of the claims associated with the preferred shares. The $175,000 will be paid on January 2, 1999 with the interest accruing on such amount at 8% per annum, payable quarterly. The Company obtained from the Individual Purchasers a waiver of their rights to also receive the additional consideration paid by the Company in the form of this note, as referenced above.

    On August 25, 1997, the Company closed the sale of certain assets of ACPI to Axxess Technologies, Inc. (the "Purchaser"). These assets comprised primarily ACPI's key, key manufacturing, letters, numbers and signs manufacturing, real estate and related businesses. The Company retains Boss Manufacturing, Inc., Boss Balloon, Inc. and the ACPI Warren Pet Division.
The business assets being sold accounted for approximately $57,000,000 of the Company's consolidated sales for the year ended December 28, 1996. Based on a preliminary purchase price, which is subject to adjustment based on final agreement of asset values between the Company and the Purchaser, the Company expects to recognize a loss of approximately ($1,200,000) on the sale, after accounting for legal and other transaction expenses.

    Consideration for the sale consisted of cash of approximately $24,800,000 and the assumption of approximately $3,600,000 of liabilities by the Purchaser. Except for approximately $3,000,000, which was retained by the Company to pay, among other things, closing costs and other expenses associated with the transaction, the balance of the cash proceeds were used to retire debt, including a payment of approximately $18,600,000 against ACPI's revolving line of credit. Immediately after this payment the ACPI revolving line of credit had an outstanding balance of approximately $3,400,000. As a result of this sale of ACPI's assets, including inventory and accounts receivable, which comprised a significant portion of the revolving line of credit borrowing base, ACPI's borrowing limit was reduced from $30,000,000 to $10,000,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  See Index to Exhibits

    (b) For the three months ended June 28, 1997, the Company filed a form 8-K disclosing the terms of the sale of its Alabaster subsidiary, which was sold on June 19, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         VISTA 2000, INC.


Dated: September 18, 1997                By:  /s/ G. Louis Graziadio, III
                                              ---------------------------
                                              G. Louis Graziadio, III
                                              Chief Executive Officer
                                              (principal executive officer)



Dated: September 18, 1997                By: /s/  Larry C. Cobb
                                              ---------------------------
                                              Larry C. Cobb
                                              Interim Chief Financial Officer
                                              (principal financial officer)

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

10.22 Loan and Security Agreement between American Consumer Products, Inc., Products Merchandisers, Inc., Boss Manufacturing Company and Fleet Capital Corporation dated May 7, 1997 is included herein as Exhibit
         10.22 of this Report.

10.23(h) Stock Purchase Agreement between Vista 2000, Inc. and W. R. Hill &
         Co., Inc. dated May 12, 1997 (Exhibit 2.1)

(11)     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

11.1 Statement re computation of per share earnings is included herein as Exhibit 11.1 of this Report.

(15)     LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION
         Incorporated by reference, see Page 7 of this Form 10-Q for the Quarter ended June 28, 1997.


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

27.1          Financial Data Schedule is included as Exhibit 27.1 of this Report

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

(h) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 8-K dated June 19, 1997. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 8-K.