Form 10-Q
period 1997-09-27
VISTA 2000 INC
filed 1997-11-17
CIK 916802

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                         September 27, 1997
                                                       ------------------
     Commission File No.                                     0-23204
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days. Yes X       No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                  Outstanding at  November 11, 1997
-----                                  ---------------------------------
Common Stock, $.01 par value                      44,076,371

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

                       Vista 2000, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)



                                     ASSETS
                                                                                        SEPTEMBER 27,
                                                                                            1997          DECEMBER 28,
                                                                                         (UNAUDITED)          1996
                                                                                        -------------     ------------

Current Assets
  Cash and cash equivalents..........................................................    $    2,125      $   1,165
  Accounts receivable, net of allowance for doubtful
    accounts and returns of $561 and $1,405, respectively............................         6,324         16,187
  Inventories........................................................................        15,003         25,157
  Prepaid expenses...................................................................            35          1,564
  Other current assets...............................................................           257            205
                                                                                            -------      ---------
    Total current assets.............................................................        23,744         44,278
                                                                                            -------      ---------
Property and Equipment, at cost......................................................         5,013         18,298
  Less: accumulated depreciation.....................................................           555          2,371
                                                                                            -------      ---------
    Net property and equipment.......................................................         4,458         15,927
                                                                                            -------      ---------
Other Assets.........................................................................         2,619          1,566
                                                                                            -------      ---------
                                                                                         $   30,821      $  61,771
                                                                                            -------      ---------
                                                                                            -------      ---------
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Note payable.......................................................................    $   --          $     908
  Current portion of long-term debt..................................................           262            383
  Accounts payable...................................................................         1,337          5,209
  Accrued payroll and related expenses...............................................         1,640          3,596
  Accrued liabilities................................................................         1,390          3,595
                                                                                            -------      ---------
    Total current liabilities........................................................         4,629         13,691
                                                                                            -------      ---------
Long-term debt, net of current portion...............................................         5,203         23,919

Commitments and Contingencies

Stockholders' Equity
Preferred stock $1 par value, 500,000 shares authorized,
  0 and 4,220 shares issued and outstanding, respectively..........................               0          3,985
Common stock, $.01 par value, authorized 50,000,000 shares,
  issued and outstanding, 44,417,712 and 18,074,120, respectively..................             444            181
Additional paid-in capital.........................................................          67,099         62,108
Accumulated deficit................................................................         (44,769)       (40,340)
Currency translation...............................................................             (35)           (23)
                                                                                            -------       ---------
                                                                                             22,739         25,911
                                                                                            -------      ---------
Less: treasury shares and warrants--at cost........................................           1,750          1,750
                                                                                            -------       ---------
    Total Stockholders' equity.....................................................          20,989         24,161
                                                                                            -------       ---------
 ...................................................................................      $   30,821      $  61,771
                                                                                            -------       ---------
                                                                                            -------       ---------

        The accompanying notes are an integral part of these statements.

                        VISTA 2000, INC. AND SUBSIDIARIES
                  CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
                   (Dollars in thousands except per share data)

                                                                                                 NINE MONTHS          NINE MONTHS
                                                      QUARTER ENDED         QUARTER ENDED           ENDED               ENDED
                                                      SEPTEMBER 27,         SEPTEMBER 28,        SEPTEMBER 27,       SEPTEMBER 28,
                                                          1997                  1996                 1997                 1996
                                                      -------------         -------------        -------------       -------------
Net Sales...................................          $      16,101         $     27,219         $    63,392         $     82,491

Cost of Sales...............................                 11,857               19,545              45,978               61,438
                                                         -----------           -----------         -----------       -------------

Gross profit (loss).........................                  4,244                7,674              17,414               21,053

Operating expenses..........................                  4,807                8,265              17,366               27,965
                                                         -----------           -----------         -----------       -------------
                                                               (563)                (591)                 48               (6,912)

Gain (loss) on sale of operating assets....                  (1,521)              (9,463)             (2,876)              (8,997)
                                                        -----------           -----------         -----------        -------------
Operating profit (loss)....................                  (2,084)             (10,054)             (2,828)             (15,909)

Other income and (expense)
  Interest.................................                    (355)                (494)             (1,466)              (1,477)
  Other....................................                    (106)                 (63)               (126)                 107
                                                         -----------           -----------         -----------       -------------
Income (loss) before income tax............                  (2,545)              (10,611)            (4,420)             (17,279)

 Income tax (expense) benefit..............                      17                                      (10)
                                                        -----------           -----------         -----------        -------------

Net income (loss)..........................           $      (2,528)          $   (10,611)        $    (4,430)            (17,279)
                                                        -----------           -----------         -----------        -------------
                                                        -----------           -----------         -----------        -------------
Weighted average shares outstanding........              40,250,643            17,953,870          28,303,647        $ 15,869,245

Profit (loss) per  common share:
 Net profit (loss).........................           $       (0.06)          $     (0.59)        $     (0.16)       $      (1.09)
                                                        -----------           -----------         -----------        -------------
                                                        -----------           -----------         -----------        -------------


        The accompanying notes are an integral part of these statements.

                     Vista 2000, Inc. and Subsidiaries
    Consolidated Unaudited Statement of Stockholders' Equity (Deficit)
                   Nine Months ended September 27, 1997
                 (Dollars and share amounts in thousands)

                                       PREFERRED STOCK
                                    ----------------------
                    SERIES A               SERIES C                SERIES D              COMMON STOCK          TREASURY STOCK
              --------------------  ----------------------  ----------------------  ----------------------      AND WARRANTS
               SHARES     DOLLARS     SHARES      DOLLARS     SHARES      DOLLARS    SHARES      DOLLARS     SHARES     DOLLARS
              ---------  ---------  -----------  ---------  -----------  ---------  ---------  -----------  ---------  ---------
Balance at
  December
  28, 1996..          1  $     122      --       $   1,098           3   $   2,765     18,074   $     181      (341.0) $  (1,750)
Common stock
  issued in
  settlement
  of Class
  Action....                                                                           14,226         142
Exercise of
  common
  stock
  options...                                                                            3,225          32
Conversion
  of
  preferred
  stock.....         (1)      (122)     --          (1,098)         (3)     (2,425)     3,095          31
Repurchase
  of
  preferred
  stock.....                                                                  (340)
Release of
  claims
  preferred
  stock
  holders...                                                                            5,795          58
Exchange of
  common
  shares of
subsidiary..                                                                                3
Foreign
  currency
 translation
adjustment..
Net (Loss)..
              ---------  ---------         ---   ---------               ---------  ---------       -----   ---------  ---------
Balance at
  September
  27, 1997..     --      $  --          --       $  --          --       $  --         44,418   $     444        (341) $  (1,750)
              ---------  ---------         ---   ---------               ---------  ---------       -----   ---------  ---------
              ---------  ---------         ---   ---------               ---------  ---------       -----   ---------  ---------

                                                            TOTAL
              ADDITIONAL                  CUMULATIVE    STOCKHOLDERS'
                PAID-IN    ACCUMULATED    TRANSLATION       EQUITY
                CAPITAL     (DEFICIT)     ADJUSTMENT      (DEFICIT)
              -----------  ------------  -------------  --------------
Balance at
  December
  28, 1996..   $  62,108    $  (40,340)    $     (23)     $   24,161
Common stock
  issued in
  settlement
  of Class
  Action....         747                                         889
Exercise of
  common
  stock
  options...          64                                          96
Conversion
  of
  preferred
  stock.....        3,628                                         14
Repurchase
  of
  preferred
  stock.....          247                                       (93)
Release of
  claims
  preferred
  stock
  holders...          305                                       363
Exchange of
  common
  shares of
subsidiary..                                                    --
Foreign
  currency
 translation
adjustment..                                     (12)          (12)
Net (Loss)..                    (4,429)                     (4,429)
              -----------  ------------          ---         -------
Balance at
  September
  27, 1997..   $  67,099    $  (44,769)    $     (35)     $   20,989

              -----------  ------------          ---         -------
              -----------  ------------          ---         -------

                       VISTA 2000, INC. AND SUBSIDIARIES
                CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                            QUARTER ENDED  QUARTER ENDED
                                            SEPTEMBER 27,  SEPTEMBER 28,  NINE MONTHS ENDED   NINE MONTHS ENDED
                                                1997           1996       SEPTEMBER 27, 1997  SEPTEMBER 28, 1996
                                            -------------  -------------  ------------------  ------------------
CASH FLOWS USED BY OPERATING ACTIVITIES:
  Net loss................................      $(2,528)       $(10,611)         $(4,430)           $(17,279)
  Adjustments to reconcile net loss to
    net cash used by operations:
  Depreciation and amortization...........          390             469            1,479               1,632
  (Gain) Loss on disposal of property
    and equipment.........................        1,521           9,426            2,876               8,941
  Stock based compensation expense........                           35               53               1,636
  (Increase) decrease in operating assets:
      Accounts receivable.................      ($1,326)         (1,839)           1,089               ($206)
      Inventories.........................          173              24          ($1,376)            ($6,709)
      Prepaid expenses and other current
        assets............................          600             (13)             815               ($589)
      Deferred charges and other assets...      ($1,196)                         ($1,200)                146
  Increase (decrease) in operating
    liabilities:
      Accounts Payable....................         ($47)            239            ($741)            ($2,270)
      Accrued liabilities.................          286            (335)         ($2,556)            ($2,400)
                                            -------------  -------------        --------            --------
        Net cash used by operating
         activities.......................      ($2,127)        ($2,605)         ($3,991)           ($17,098)
                                            -------------  -------------        --------            --------
CASH FLOWS USED BY INVESTING ACTIVITIES:
  Purchases of property and equipment.....        ($175)           (327)         ($3,099)            ($3,942)
  Deposit on real property under contract
   for purchase...........................                                                           ($2,845)
                                            -------------  -------------        --------            --------
Net cash used by investing activities.....        ($175)          ($327)         ($3,099)            ($6,787)
                                            -------------  -------------        --------            --------
CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES:
  Net proceeds (payments) from short-term
   borrowings.............................                          188             150               ($612)
  Net proceeds (payments) from long-term
   debt...................................     ($20,962)            716       ($  19,921)                257
  Net proceeds from sale of property and
   equipment..............................       24,804           1,800           26,854               2,735
  Proceeds from issuance of common stock,
   net of issue costs.....................                           --              889               1,800
  Proceeds from issuance of preferred
    stock, net of issue costs.............                           --                               19,400
  Proceeds from exercise of stock options
   and warrants...........................           97              --              177               1,038
  Purchase of treasury stock..............          (93)                             (93)              ($601)
                                            -------------  -------------        --------            --------
      Net cash provided by financing
       activities.........................        3,846           2,704            8,056              24,017
                                            -------------  -------------        --------            --------
Effect of exchange rates on cash and cash
  equivalents.............................            3               1             ($6)                  0
                                            -------------  -------------        --------            --------
Net increase (decrease) in cash during
  period..................................        1,547           ($227)             960                 132
Cash and cash equivalents at the beginning
  of the period...........................          578           1,230            1,165                 871
                                            -------------  -------------        --------            --------
Cash and cash equivalents at the end of
  the period..............................       $2,125          $1,003           $2,125              $1,003
                                            -------------  -------------        --------            --------
                                            -------------  -------------        --------            --------
SUPPLEMENTAL DISCLOSURE:
  Interest paid...........................         $412            $494           $1,851              $1,477
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Conversion of debt to common stock......                        $  --                                $  --


        The accompanying notes are an integral part of these statements.

                       Vista 2000, Inc. And Subsidiaries
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 27, 1997

(1) Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying consolidated financial statements as of September 27, 1997 and for the nine months then ended include the accounts of Vista 2000, Inc. (Vista) and its wholly-owned subsidiaries, American Consumer Products, Inc.
(ACPI), Alabaster Industries, Inc. (Alabaster), Family Safety Products, Inc.
(FSPI) and Intelock Technologies, Inc. (Intelock). The operating results of Alabaster and Intelock for the period ending September 27, 1997, include their results through the date of their sale during 1997. The accompanying consolidated financial statements as of September 28, 1996 and for the nine months then ended include the accounts of Vista, ACPI, Alabaster, FSPI and Intelock.

Net Loss Per Common Share

    Net loss per common share has been calculated using the weighted average number of shares of common stock outstanding during each period. Fully diluted net income per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive, due to the Company's net loss being spread over a greater number of shares.

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

Unaudited Interim Financial Information

    The interim financial information as of and for the nine months ended September 27, 1997 is unaudited and reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The results for these interim periods are not necessarily indicative of the results of a full year.


(2) Inventories

    Inventories consist of the following at September 27, 1997:

    Raw materials            $ 1,789,000
    Work-in-process              403,000
    Finished goods            13,470,000
    Reserve for obsolescence    (659,000)
                             -----------
                             $15,003,000
                             -----------
                             -----------

(3) Stockholder's Equity

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

Stock Options

    Stock option transactions during the nine months ended September 27, 1997 are summarized as follows:

    Outstanding at December 28, 1996         118,550
      Granted                              7,810,000
      Exercised                           (3,225,000)
      Canceled                                    (0)
                                          -----------
    Outstanding at September 27, 1997      4,703,550
                                          -----------
                                          -----------

Series Convertible Preferred Stock

    The Company has designated 142,000 of its 500,000 authorized preferred shares as follows:

                        Shares         Shares         Liquidation Preference
                    Authorized    Outstanding              per share
                    ----------    -----------              ---------
    Series A       100,000             0                     $100
    Series B        20,000             0                   $1,000
    Series C         2,000             0                  $10,000
    Series D        20,000             0                   $1,000

    The remaining 358,000 authorized preferred shares have not been designated as a series. The preferred stock is recorded net of issuance costs.

    During the quarter ended September 27, 1997 all of the previously outstanding preferred shares were converted to the Company's common stock or repurchased for cash by the Company. A total of 3,094,769 shares of the Company's common stock were issued in conversion of 3,870 shares of the Company's preferred stock. Included in these common shares are 147,059 common shares issued in an automatic conversion per the terms of the respective preferred stock agreement. Additionally, the company purchased for $93,333 in cash, a total of 350 shares of its Series D preferred stock directly from the security owner.

Common Stock

    The total number of authorized shares of the Company's common stock was 50,000,000 on November 11, 1997. At that time, there were 44,076,371 shares of the Company's common stock issued and outstanding. The following schedule projects the effect on outstanding common shares of an assumed exercise of outstanding common stock options:

    Common Stock Issued                                44,417,712
    Less Treasury Shares                                 (341,341)
    Stock Options Outstanding                           4,703,550
                                                       ----------
                                                       48,779,921  (1)
                                                       ----------
                                                       ----------

    (1) This total does not include the effect of the exercise of outstanding common stock warrants which have exercise prices ranging from $2.00 to $12.00 per common share with varying expiration dates up to November 2000.

(4) Related Party Transactions

         During the nine months ended September 27, 1997, the Company paid a turnaround management company, S. Gidumal & Company, Inc., and its affiliate Strategic Turnarounds & Investment Corp. (collectively "STIC"), approximately $983,000 as compensation for services rendered. STIC was involved in many activities including assisting in negotiating the refinancing of the ACPI revolving line of credit and assisting in negotiating the sale of certain assets of ACPI (see Part II, Item 5.). Mr. Shyam Gidumal, a principal of STIC (and a member of the board of directors of ACPI), exercised common stock options (which options had been granted and vested on December 31, 1996) and acquired 1,200,000 shares of the common stock of the Company at an exercise price of $.03 per share. This leaves Mr. Gidumal with 1,200,000 remaining options which will vest on December 31, 1997. STIC's services continue to be engaged in 1997 and are compensated on a basis that has been developed by the Company's Board of Directors. Effective October 23, 1997, through a unanimous vote of the members of the Company's Board of Directors, Mr. Gidumal was elected President of Vista and also a member of the Board. As designated by the Board, Mr. Gidumal's position as President will not require his full-time services to the Company, nor will Mr. Gidumal dedicate his full-time services to the Company.

    On April 15, 1997, employment agreements with two officers of ACPI were replaced with severance agreements. The severance agreements provide for minimum annual payments of $169,000 each through 1997. The severance agreements also provide for additional aggregate payments of up to $400,000 based upon the occurrence of certain events, as defined in the agreements. Under the terms of these agreements these officers were paid $45,000 each for their assistance in closing the sale of the ACPI assets, which sale closed on August 25, 1997.

    During the quarter ended September 27, 1997, Vista's Chairman of the Board,
G. Louis Graziadio III was paid $300,000 as compensation for his various services including assisting in negotiating the refinancing of the ACPI revolving line of credit and assisting in negotiating the sale of certain assets of ACPI.

                       Vista 2000, Inc. And Subsidiaries
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              September 27, 1997


(5) Sale of  Assets of ACPI

    On August 25, 1997, the Company completed the sale of certain assets of ACPI to Axxess Technologies, Inc. (the "Purchaser"). These assets comprised primarily ACPI's key, key manufacturing, letters, numbers and signs manufacturing, real estate and related businesses. The Company retained Boss Manufacturing, Inc., Boss Balloon, Inc., Boss Real Estate, Inc. and the ACPI Warren Pet Division. The business assets being sold accounted for approximately $57,000,000 of the Company's consolidated sales for the year ended December 28, 1996. Based on a preliminary purchase price, which is subject to adjustment based on final agreement of asset values between the Company and the Purchaser, the Company recognized a loss of approximately ($1,588,000) on the sale, after accounting for legal expenses, other transaction expenses and a reserve established pending final agreement on asset values.

    Consideration for the sale consisted of cash of approximately $24,800,000 and the assumption of approximately $3,600,000 of liabilities by the Purchaser. Except for approximately $3,000,000 of cash, which was retained by the Company to pay, among other things, closing costs and other expenses associated with the transaction, the balance of the cash proceeds were used to retire debt, including a payment of approximately $18,600,000 against ACPI's revolving line of credit. Immediately after this payment the ACPI revolving line of credit had an outstanding balance of approximately $3,400,000. As a result of this sale of ACPI's assets, including inventory and accounts receivable, which comprised a significant portion of the revolving line of credit borrowing base, ACPI's borrowing limit was reduced from $30,000,000 to $10,000,000.

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

  Sales and Cost of Sales

    Total revenues for the nine months ended September 27, 1997 were $63,392,000 versus $82,491,000 for the nine months ended September 28, 1996.
The decrease in sales is substantially attributable to the sale of FSPI on August 23, 1996, the sale of Alabaster on June 19, 1997, a decrease in sales in ACPI's key manufacturing operations due to loss of business to a competitor and the sale of ACPI's key, key manufacturing, letters, numbers and signs manufacturing, real estate and related businesses on August 25, 1997. Cost of sales for the nine months ended September 27, 1997 were $45,978,000 compared to a cost of sales in the corresponding 1996 period of $61,438,000. Gross margin for the nine months ended September 27, 1997 was approximately 27% compared to 26% for the nine months ended September 28, 1996 . The increase in gross margin percentage is attributable to the sale, in August 1996, of FSPI, whose cost of sales exceeded its sales for the nine months ended September 28, 1996.

  Operating expenses

    Operating expenses (selling, general and administrative expenses) totaled $17,366,000 for the nine months ended September 27, 1997, as compared to $27,965,000 for the corresponding period of 1996. The decrease is substantially attributable to reductions of staff, legal and auditing expenses at the Company's corporate headquarters, the ceasing of operations of FSPI during the third quarter of 1996, the sale of Alabaster and the sale of ACPI assets. Additionally, the 1996 period included expenses of approximately $2,366,000 related to stock options and the write off of a note receivable from a former officer of the Company.

 Liquidity and Capital Resources

    As of September 27, 1997 the Company had approximately $19,115,000 of working capital, including approximately $2,125,000 in cash. Under the terms of its $10,000,000 revolving line of credit, the company had drawn approximately $4,421,000 plus had an additional $3,000,000 of availability temporarily restricted to secure letters of credit issued in connection with the sale of ACPI assets. This left approximately $2,579,000 available to be drawn, if required. Subsequent to September 27, 1997, a $750,000 letter of credit expired unused, thereby reducing the line of credit restriction from $3,000,000 to $2,250,000.

    Regarding the Company's use of its federal income tax loss carryforwards, the Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1995 and 1996. Additionally, the Company believes that another change in control occurred in May 1997 upon issuance of approximately 14,226,000 shares of its common stock in settlement of the Class Action shareholder lawsuit. As a result, the utilization of a significant portion of the tax loss carryforwards will be limited on an annual basis and could expire unused.

PART II. --OTHER INFORMATION

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

    None

Item 6.  Exhibits and Reports on Form 8-K

    (a) See Index to Exhibits

    (b) For the three months ended September 27, 1997, the Company filed a form 8-K disclosing the terms of the sale of certain assets of its ACPI subsidiary, which were sold on August 25, 1997.

                                      SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  VISTA 2000, INC.


Dated: November 14, 1997         By:  /s/ G. Louis Graziadio, III
                                      ----------------------------
                                          G. Louis Graziadio, III
                                          Chief Executive Officer (principal
                                            executive officer)



Dated: November 14, 1997         By: /s/  Larry C. Cobb
                                     ----------------------------
                                          Larry C. Cobb
                                          Interim Chief Financial Officer
                                            (principal financial officer)

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

10.22(j) Loan and Security Agreement between American Consumer Products, Inc.,
         Products Merchandisers, Inc., Boss Manufacturing Company andn Fleet Capital Corporation dated May 7, 1997 (Exhibit 10.22).

10.23(h) Stock Purchase Agreement between Vista 2000, Inc. and W. R. Hill &
         Co., Inc. dated May 12, 1997 (Exhibit 2.1)

10.23(i) Asset Purchase Agreement between Vista 2000, Inc. and Axxess
         Technologies, Inc. dated June 30, 1997 (Exhibit 2.1)


(11) Statement re Computation of Per Share Earnings

11.1     Statement re computation of per share earnings is included herein as
         Exhibit 11.1 of this Report.

(15) Letter re Unaudited Interim Financial Information
     Incorporated by reference, see Page 7 of this Form 10-Q for the Quarter ended September 27, 1997.

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

(23) Consents of Experts and Counsel
     Not applicable.

(24) Power of Attorney
     Not applicable.

(27) Financial Data Schedule  (Filed only by Electronic Filers)

27.1     Financial Data Schedule is included as Exhibit 27.1 of this Report

(99) Additional Exhibits
         None.

--------------
(a) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-73118-A). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

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

(i) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 8-K dated August 25, 1997. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 8-K.

(j) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 10-Q for the quarter ended June 28, 1997. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 10-Q.