Form 10-Q/A
period 1997-09-27
VISTA 2000 INC
filed 1997-11-17
CIK 916802

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-Q/A



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

(4) Related Party Transactions


         During the nine months ended September 27, 1997, the Company paid a turnaround management company, S. Gidumal & Company, Inc., and its affiliate Strategic Turnarounds & Investment Corp. (collectively "STIC"), approximately $983,000 as compensation for services rendered. STIC was involved in many activities including assisting in negotiating the refinancing of the ACPI revolving line of credit and assisting in negotiating the sale of certain assets of ACPI (see Part II, Item 5.). Mr. Shyam Gidumal, a principal of STIC (and a member of the board of directors of ACPI), exercised common stock options (which options had been granted and vested on December 31, 1996) and acquired 1,200,000 shares of the common stock of the Company at an exercise price of $.03 per share. This leaves Mr. Gidumal with 1,200,000 remaining options which will vest on December 31, 1997. STIC's services continue to be engaged in 1997 and are compensated on a basis that has been developed by the Company's Board of Directors. On October 23, 1997, through a unanimous vote of the members of the Company's Board of Directors, Mr. Gidumal was elected President of Vista and also a member of the Board, effective November 1, 1997. As designated by the Board, Mr. Gidumal's position as President will not require his full-time services to the Company, nor will Mr. Gidumal dedicate his full-time services to the Company.


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

 Liquidity and Capital Resources


    As of September 27, 1997 the Company had approximately $19,115,000 of working capital, including approximately $2,125,000 in cash. Under the terms of its $10,000,000 revolving line of credit, the company had drawn approximately $4,421,000 plus had an additional $3,000,000 of availability temporarily restricted to secure letters of credit issued in connection with the sale of ACPI assets. This left approximately $2,579,000 available to be drawn, if required. Subsequent to September 27, 1997, a $1,000,000 of letters of credit expired unused, thereby reducing the line of credit restriction from $3,000,000 to $2,250,000.

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