Form 10-K405
period 1997-12-27
VISTA 2000 INC
filed 1998-06-19
CIK 916802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 27, 1997
                                       or
                  [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number 0-23204

                                VISTA 2000, INC.
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                58-1972066
   --------------------------------              -----------------------
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                 Identification No.)

   221 West First Street, Kewanee, Illinois            61443
   ----------------------------------------           --------
   (Address of principal executive offices)          (Zip Code)
Registrant's telephone number, including area code: (309) 856-8068


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common Stock $.01 Par Value
                                Series A Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold was $1,993,673 as of May 13, 1998. This represents 31,898,764 shares at $.0625 per share. Since the Company's common stock is not traded on any recognized stock exchange, the price per share is based on unofficial trading history.

There were 47,466,432 shares of the Registrant's common stock and 2,300,000 Series A Warrants and 611,127 other warrants outstanding as of May 13, 1998.

                                     PART I

Item 1.  Business

         Vista 2000, Inc., the registrant, together with its subsidiaries, is referred to herein as the "Company". The Company's executive offices are located at 221 West First Street, Kewanee, Illinois 61443, and its telephone number is (309) 856-8068.

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

General

         The Company, successor by merger to Firearm Safety Products, Inc. ("Firearm"), was organized to design, develop, manufacture and market consumer products. Firearm was organized on December 19, 1991 as Triggerguard, Inc., a Georgia corporation. Effective August 10, 1992, Triggerguard's name was changed to Firearm Safety Products, Inc. Pursuant to a Plan and Agreement of Merger entered into October 20, 1993, Firearm was merged into the Company, a newly formed Delaware corporation. In conjunction with the plan of merger, Family Safety Products, Inc. ("FSPI"), a Georgia corporation, was formed as a wholly-owned subsidiary of the Company, and the assets and operations of Firearm were transferred to FSPI. FSPI manufactured and marketed a broad range of personal safety and home security devices, alarms and security systems. On October 24, 1994, the Company completed an initial public offering of its common stock and warrants.

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

         As a result of the Audit Committee's investigation, the Company reported a restatement of its results for the fiscal year ended September 30, 1994. The Company had previously reported a loss for the period of $329,000. The restated loss for this period was $2.1 million. Further, the Company reported a loss for the three (3) month stub period ended December 31, 1994 of approximately $1 million. The Company had reported a loss from its consolidated operations for the fiscal year ended December 30, 1995 of $12.9 million or $2.04 per share based on approximately 6.3 million weighted average shares outstanding during the period. This loss has been restated to $14.7 million or $2.33 per share as presented in the Company's Form 10-K for the year ended December 30, 1995.

         Beginning in mid-April 1996, 17 class action lawsuits were filed against the Company and certain other entities and individuals relating to activities of the Company while under control of previous management and the previous Board of Directors. All of the lawsuits were eventually consolidated. The lawsuits were filed in the United States District Court for the Northern District of Georgia, and on March 14, 1997, the litigation was settled by a Final Judgment and Order of Dismissal by the Court. Further, the Securities and Exchange Commission ("SEC") commenced an investigation of the Company and its former officers and directors in 1997.

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

         On June 7, 1996, the Company entered into an agreement with a shareholder, Ginarra Holdings, Inc. ("Ginarra") to add six (6) additional outside directors to the Board of Directors which, at that time, consisted of three (3) members. Pursuant to the terms of the agreement, the directors amended the Company's bylaws to increase the size of the Board of Directors from five (5) to nine (9) and voted to add six (6) Ginarra nominees as directors of the Company. The nominees assumed office immediately following the issuance of a Form 8-K filed with the SEC on June 6, 1996 for the year ended December 30, 1995 in lieu of a Form 10-K (the "June 1996 Form 8-K"). Since that time, the three original directors and one of the newly-elected directors have resigned and one new director has been added.

         As previously disclosed in the June 1996 Form 8-K, Grant Thornton had disclaimed an opinion on the Company's consolidated financial statements for the year ended December 30, 1995 because evidence supporting the results of operations of the Company's subsidiaries, FSPI, Promotional Marketing, Inc. ("PMI") and Intelock Technologies, Inc. ("Intelock") was not available. However, Grant Thornton advised that it could express, and the Company did receive, an unqualified opinion on the financial statements of the Company's subsidiary, American Consumer Products, Inc. ("ACPI"), presented on an historical basis for twelve
(12) months ended December 30, 1995. Without an opinion on the Company's consolidated financial statements, the Company was not able to comply with the applicable rules and regulations of the SEC regarding reports and NASDAQ regarding the listing of the Company's securities. This resulted in, among other things, the delisting of the Company's securities from the NASDAQ National Market described above.

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

         The Company's Form 10-K for the year ending December 28, 1996 was filed on August 25, 1997 and included an unqualified opinion of Grant Thornton, the Company's independent certified public accountants. All required quarterly SEC filings for the fiscal year ended December 27, 1997 have been made.

Acquisitions and Dispositions

         On April 18, 1997, the Company sold all of its 94% interest in Intelock's common stock to a company managed by a minority (4.2%) shareholder of Intelock, who was an officer and director of Intelock prior to the purchase of Intelock by the Company in 1995. Proceeds from the sale were $5,000 in cash and a $95,000 promissory note, which matures on April 11, 1998. This sale resulted in a 1997 gain of approximately $128,000 since the net operating assets of Intelock had been previously written off during the third quarter of the 1996 fiscal year when Intelock ceased operations.

         On June 19, 1997, the Company sold all of the stock of Alabaster to
W. R. Hill & Co., Inc., for $2.0 million. Payment consisted of $500,000 cash and a $1.5 million note receivable, secured by a first mortgage on the land and buildings which comprise Alabaster's manufacturing, sales and administrative operations. During the quarter ended June 28, 1997, the Company recorded a loss of approximately ($1.8 million) on the sale. During the year ended December 28, 1996, the Company had recorded losses of approximately ($3.6 million), as a result of operating losses and asset write downs at Alabaster. Alabaster represented approximately $2.8 million of the Company's consolidated sales for the year ended December 27, 1997.

         On August 25, 1997, the Company completed the sale of certain assets of ACPI to Axxess Technologies, Inc. (the "Purchaser"). These assets comprised primarily ACPI's key, key manufacturing, letters, numbers and signs manufacturing, real estate and related businesses. The Company retained Boss Manufacturing Company, Boss Balloon, Inc., Boss Real Estate, Inc. and the ACPI Warren Pet Division. The business assets being sold accounted for approximately $57.0 million of the Company's consolidated sales for the year ended December 28, 1996. The Company recognized a loss of approximately ($1.8 million) on the sale, after accounting for legal expenses and other transaction expenses.

         Consideration for the sale consisted of cash of approximately $24.8 million and the assumption of approximately $3.3 million of liabilities by the Purchaser. Except for approximately $3.0 million of cash, which was retained by the Company to pay, among other things, closing costs and other expenses associated with the transaction, the balance of the cash proceeds were used to retire debt, including a payment of approximately $18.6 million against ACPI's revolving line of credit. Immediately after this payment the ACPI revolving line of credit had an outstanding balance of approximately $3.4 million. As a result of this sale of ACPI's assets, including inventory and accounts receivable, which comprised a significant portion of the revolving line of credit borrowing base, ACPI's borrowing limit was reduced from $30.0 million to $10.0 million.

Operations

         With the asset and business sales which have occurred during the years ended December 27, 1997 and December 28, 1996, the concentration of the Company's operations have shifted to work gloves and protective wear. Boss Manufacturing Company ("Boss"), a wholly-owned subsidiary of the Company's ACPI subsidiary, manufactures and distributes the Company's work glove and protective wear products. The headquarters of Boss is in Kewanee, Illinois, with manufacturing and distribution facilities in the United States, Canada and Mexico.

Marketing

         The Company markets its product lines directly through its own sales force to major retail stores and through distributors and manufacturer representatives. Retail products are primarily purchased from the Company by businesses located in the United States, including mass merchandising stores, supermarkets, hardware stores, drug and variety stores, and other retail outlets and by wholesalers who resell to such retailers. The Company's products are also marketed outside the United States in Canada.

Raw Material

         The Company expects to have multiple sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

Competition

         In the work glove and protective clothing market the Company competes with a few well-established domestic and foreign manufacturers as well as a number of smaller manufacturers. Many of the Company's products also compete against a number of substitute products. The fragmented nature of the competitive market does not permit the Company to form a reliable opinion as to its precise competitive position within these markets, however, the Company believes it has a significant share in many of the markets for some of its products.

Regulation

         The Company is subject to federal, state and local regulations concerning the environment, occupational safety and health, and consumer products safety. The Company has not experienced significant difficulty in complying with such regulations and compliance has not had a material adverse effect on the Company's business.

Employees

         The Company has approximately 413 full-time associates including 57 salaried personnel. Approximately 25 hourly associates are represented by labor organizations under collective bargaining agreements at the Company's Boss Manufacturing facilities.

Executive Officers of the Registrant

         The following is a list of the names and ages of all the executive officers of the registrant and principal subsidiaries as of December 27, 1997 indicating all positions and offices with the registrant held by each such person, and each such persons' principal occupations or employment during the past five years.

                                 THE REGISTRANT


            Name                   Age                           Positions and Offices Held and
                                             Principal Occupations or Employment during past 5 years
---------------------------------------------------------------------------------------------------------------------
G. Louis Graziadio III              48       Chairman  of the Board and Chief  Executive  Officer  since June 1996.
                                             He is also the Chairman and CEO of Ginarra  Holdings,  Inc., a holding company with investments through various corporations,  and a director of  Imperial  Credit  Industries,  Inc.,  Imperial  Bancorp,  Imperial
                                             Trust, Imperial Financial Group and Lynx Golf, Inc.

Shyam H. Gidumal                    38       President  since  November,  1997.  From 1989 through 1992 Mr. Gidumal was a partner  with the  Boston  Consulting  Group.  Mr.  Gidumal  has served as  President  of  Strategic  Turnarounds  Investment  Corp.  &
                                             Affiliates  since 1992,  and Managing  Director of Crown Capital Group since 1997.

                                  SUBSIDIARIES

Ken Fristad                         57       President, ACPI Subsidiary (1) and Boss Manufacturing Company


----------------------
(1) Mr. Ken Fristad, the President of ACPI's subsidiary, Boss Manufacturing Company, was named President of ACPI effective May 7, 1997.

Item 2.  Properties

         The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 27, 1997. The executive offices are located in Kewanee, Illinois, which is an owned facility occupying approximately 50,400 square feet. The Company considers its properties to be in generally good condition and well-maintained, and are generally suitable and adequate to carry on the Company's business.




 Location               City          General Character            Square        Annual     Lease Expiration
                                                                    Feet          Rent
----------------------------------------------------------------------------------------------------------------
Alabama               Greenville       Manufacturing                86,000             0       owned
Alabama               Monroeville      Manufacturing                 5,000         3,600   month-to-month
Arizona               Phoenix          Manufacturing                68,600       179,172      05/14/98
Br. Columbia,         Vancouver        Distribution                  6,000        14,400   month-to-month
  Canada
Florida               Hollywood        Manufacturing                15,000        90,000      12/31/98
Georgia               Atlanta          Administrative Office           400         6,000   month-to-month
Illinois              Kewanee          Manufacturing and            50,400             0       owned
                                       Administrative Office
Illinois              Springfield      Manufacturing                80,000             0       owned
Mexico                Juarez           Manufacturing                35,400             0       owned
Ontario, Canada       Concord          Manufacturing                18,400        62,560   month-to-month
Texas                 El Paso          Manufacturing                 1,770        11,664   month-to-month
Washington            Kent             Warehouse                    25,000        90,000   month-to-month


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

Item 4.   Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders during the year ended December 27, 1997, as neither an annual meeting was held nor a proxy statement issued during 1997.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company's common stock (symbol: VISTE) was traded on NASDAQ until May 31, 1996, when the Company's stock was delisted. Since that time, the Company's stock has not been listed on any official stock exchange. The following table sets forth the range of high and low bid prices for the Company's Common Stock as quoted by NASDAQ. These quotations represent prices between dealers in securities, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.


   Quarter        Fiscal Year Ended        Fiscal Year Ended        Fiscal Year Ended       October 25, 1994 thru
                 December 27, 1997(1)    December 28, 1996(1)       December 30, 1995         December 31, 1994

                   High Bid Low Bid        High Bid Low Bid          High Bid Low Bid          High Bid Low Bid
---------------------------------------------------------------------------------------------------------------------
    First                N/A               14-7/8    8-1/2            2-5/8    1-1/2                 N/A
  Second(2)              N/A               10-1/8    1-7/16           6-9/32   1-15/16               N/A
    Third                N/A                      N/A                 7-3/8    5-3/16                N/A
    Fourth               N/A                      N/A                10-1/2    4-5/8           3-15/16    2-1/2


-----------------------
(1) There were in excess of 1000 record holders of the Company's common stock on these dates. Holders of Common Stock are entitled to dividends when, as, and if declared by the Board of Directors out of funds legally available therefore. The Company has not paid any cash dividends on its Common Stock and, for the immediate future, intends to retain earnings, if any, to finance the development and expansion of its business.

(2) Represents market prices second quarter through May 31, 1996, the date the stock was delisted.

Item 6.  Selected Financial Data.

         The selected consolidated financial data of the Company shown below for the five year and three month period ended December 27, 1997 are derived from the consolidated financial statements of the Company. The information set forth below is qualified in its entirety by the more detailed financial statements and notes thereto included elsewhere herein together with the reports issued by the independent certified public accounts. The following table should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.


                                                    Year ended 12/27/97    Year ended 12/28/96   Year ended 12/30/95
                                                    -------------------    -------------------   -------------------
Consolidated Balance Sheet Data (as of period         (Amounts in thousands, except shares and per share data)
end)                                               ------------------------------------------------------------------
Working capital                                               $  17,438            $   30,587            $   30,393
Total assets                                                     28,562                61,771                65,311
Long-term debt, including current                                 4,020                24,302                23,636
Stockholders' equity                                             19,123                24,161                21,125
Consolidated Statement of Operations Data
Net sales                                                      $ 78,400             $ 110,955            $   32,422
Cost of sales                                                    57,909                82,563                28,244
   Gross profit                                                  20,491                28,392                 4,178
Operating expenses                                               21,190                34,235                17,318
(Loss) from Asset Sales/Writedowns                              (3,792)              (10,787)                 -----
(Loss) from disposed business                                     -----                 -----               (1,147)
   Operating (loss)                                             (4,491)              (16,630)              (14,287)
Interest (expense)                                              (1,799)               (2,174)                 (649)
Other income (expense)                                               11                 (351)                   273
Net (loss) before Income Taxes                                  (6,279)              (19,155)              (14,663)
Income Tax (Expense)                                              (256)                 (246)                 -----
   (Net loss)                                                   (6,535)            $ (19,401)            $ (14,663)
                                                          -------------          ------------          ------------
                                                          -------------          ------------          ------------
 (Loss) per share                                         $      (0.21)          $     (1.20)          $     (2.33)
                                                          -------------          ------------          ------------
                                                          -------------          ------------          ------------
Weighted average shares outstanding                          31,862,273            16,133,508             6,294,361


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company reported a net loss of $6.5 million or $.21 loss per share for the year ended December 27, 1997 compared to a net loss of $19.4 million or $1.20 loss per share for the year ended December 28, 1996 and a net loss of $14.7 million or $2.33 loss per share for the year ended December 30, 1995.

         The 1997 loss is primarily attributable to losses on the sale of Alabaster and the ACPI key and letters, numbers and signs businesses, and to a lesser degree, operating losses resulting from the restructuring of the Company following the sale of the ACPI businesses. The 1997 loss also reflected additional legal and other costs associated with the settlement of the claims of preferred and common shareholders of the Company.

         The 1996 loss is primarily attributable to operating losses and substantial losses on the sale of the assets of FSPI, a write-down of the assets of Alabaster and Intelock, and accrued costs resulting from settlement of the Class Action shareholder lawsuit. In addition, high general overhead costs were incurred in the operation of the Company's corporate offices.

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

RESULTS OF OPERATIONS

Consolidated for fiscal years ending December 27, 1997 and December 28, 1996.

         Net sales were $78.4 million for the year ended December 27, 1997 compared to $111.0 million for the year ended December 28, 1996. The decrease is primarily the result of the sale of ACPI's key and letters, numbers and signs business in August, 1997, the sale of the Company's Alabaster subsidiary in June, 1997, and the sale of the assets of the Company's FSPI subsidiary in August, 1996.

         Gross profit was $20.5 million for the year ended December 27, 1997 compared to $28.4 million for the year ended December 28, 1996. The decrease is primarily the result of the sale of ACPI's key and letters, numbers and signs business in August, 1997, the sale of the Company's Alabaster subsidiary in June, 1997, and the sale of the assets of the Company's FSPI subsidiary in August, 1996. Gross profit was 26.1% of net sales for the year ended December 27, 1997 compared to 25.6% of net sales for the year ended December 28, 1996.

         Operating expenses were $21.2 million for the year ended December 27, 1997 compared to $34.2 million for the year ended December 28, 1996. In addition to operating expense reductions resulting from the sale of certain ACPI assets, the Alabaster subsidiary, and the sale of FSPI assets, the Company reduced its general overhead. Operating expenses were 27.0% of net sales for the year ended December 27, 1997 compared to 30.8% of net sales for the year ended December 28, 1996.

         Net loss for the year ended December 27, 1997 was $6.5 million compared to $19.4 million for the year ended December 28, 1996. The 1997 loss includes a loss of $3.8 million on the sale of businesses and operating assets while the 1996 loss included a loss of $10.8 million from the sale and write-down of operating assets.

Consolidated for fiscal years ended December 28, 1996 and December 30, 1995.

         Net sales were $111.0 million for the year ended December 28, 1996 compared to $32.4 million for the year ended December 30, 1995. The increase is primarily a result of the inclusion of a full year's operating results of ACPI and Alabaster, both of which were acquired during 1995.

         Gross profit was $28.4 million for the year ended December 28, 1996 compared to $4.2 million for the year ended December 30, 1995. The increase was primarily a result of the acquisitions of ACPI and Alabaster during 1995. Gross profit was 25.6% of net sales for the year ended December 20, 1996 compared to 12.9% of net sales for the year ended December 30, 1995. Gross profit in 1996 improved as a result of having a full year's results for ACPI versus three months in 1995, substantially mitigating gross profit losses at FSPI.

         Operating expenses were $34.2 million for the year ended December 28, 1996 compared to $17.3 million for the year ended December 30, 1995. The increase was primarily a result of the acquisitions of ACPI and Alabaster, and growth of parent company operations at Vista. Operating expenses were 30.8% of net sales for the year ended December 28, 1996 compared to 53.4% of net sales for the year ended December 30, 1995.

         Net loss for the year ended December 28, 1996 was $19.4 million compared to $14.7 million for the year ended December 30, 1995.

Separate Company Analysis

         The following is an analysis of results of operations on a separate company basis using financial data included in the consolidated financial statements.

Vista and FSPI (combined) for fiscal years ended December 27, 1997 and December 28, 1996

         There were no sales for the year ended December 27, 1997 compared to $2.9 million for the year ended December 28, 1996. Due to the sale of all FSPI assets in August, 1996 and Vista having no operations, these units had no sales during the year ended December 27, 1997.

         Gross profit (loss) was $0.00 for the year ended December 27, 1997 and $(764,000) or (26.2%) for the year ended December 28, 1996. The 1996 losses were due to a number of factors, the most significant of which were:

- Excessive production costs related to gas detection products primarily caused by product rework, excessive direct labor costs, high indirect labor and engineering costs and high manufacturing overhead costs.

- Shrinkage caused by loss of control over quantities of physical inventories, primarily manufactured goods.

         Operating expenses were $2.2 million for the year ended December 27, 1997 compared to $9.2 million for the year ended December 28, 1996. Operating expenses in 1997 decreased primarily due to the absence of FSPI expenses and further reductions in the overhead costs associated with Vista.

         Net loss was $3.7 million and $19.0 million for the years ended December 27, 1997 and December 28, 1996, respectively. The net loss for 1997 includes $1.7 million on the sale and disposal of assets and businesses. The net loss for 1996 included a $8.8 million loss on the sale of substantially all of the operating assets of FSPI.

Vista and FSPI (combined) for the years ended December 28, 1996 and December 30, 1995

         Sales were $2.9 million for the year ended December 28, 1996, compared to $2.0 million for the year ended December 30, 1995. The increase in sales in 1996 was due to 1996 consisting of eight months of sales of gas detection devices while 1995 represented only three months of these sales.

         Gross profit (loss) was $(764,000) or (26.2%) for the year ended December 28, 1996 compared to $(3.15) million or (157.5%) for the year ended December 30, 1995. The 1996 loss was due to a number of factors, the most significant of which were:

- Excessive production costs related to gas detection products primarily caused by product rework, excessive direct labor costs, high indirect labor and engineering costs and high manufacturing overhead costs.

- Shrinkage caused by loss of control over costs and quantities of physical inventories, primarily manufactured goods.

         The loss for the year ended December 30, 1995 was due to low volume, high overhead costs and research and development expenditures for gas detection devices.

         Operating expenses were $9.2 million for the year ended December 28, 1996 compared to $9.7 million for the year ended December 30, 1995. Operating expenses during 1996 decreased primarily as a result of reduction in staffing at the Company's corporate office. Operating expenses during 1995 were higher due to increased marketing and promotional costs, increased research and development costs, costs associated with start-up of full production operations for gas detection devices at FSPI, growth of parent company operations including executive and management staff at the parent company, equity based compensation awards at the parent company, and other less individually significant items. Operating expenses were 324% of net sales for the year ended December 28, 1996 compared to 485% of net sales for the year ended December 30, 1995.

         The net loss was $19.0 million and $13.7 million for the year ended December 28, 1996 and the year ended December 30, 1995, respectively. The net loss for 1996 includes a $8.8 million loss on the sale of substantially all of the operating assets of FSPI.

Intelock for the fiscal years ended December 27, 1997 and December 28, 1996

         Sales were $0 for the year ended December 27, 1997 compared to $262,000 for the year ended December 28, 1996. Sales in 1996 were reduced as the Intelock operations wound down and eventually ceased operating in the third quarter of 1996.

         Gross profit (loss) was $0 for the year ended December 27, 1997 compared to $(32,000) or (12.2%) of sales for the year ended December 28, 1996. The loss in 1996 was primarily due to low volume levels, product returns, excessive customer credits and allowances related to product quality issues and inventory obsolescence reserves.

         Operating expenses were $20,000 for the year ended December 27, 1997 compared to $207,000 for the year ended December 28, 1996. Decreased operating expenses were primarily due to the winding down of Intelock operations during 1996.

         The net loss was $20,000 for the year ended December 27, 1997 compared to $896,000 for the year ending December 28, 1996. The 1996 loss included a loss of $659,000 on writing down Intelock's assets to net realizable value.

Intelock for fiscal years ended December 28, 1996 and December 30, 1995

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

         Gross profit (loss) was $(32,000) or (12.2%) of sales for the year ended December 28, 1996 compared to ($6,000) or (1.2%) for the period from June 30, 1995 (acquisition date) to December 30, 1995. The loss was primarily due to low volume levels, product returns, excessive customer credits and allowances related to product quality issues and inventory obsolescence reserves.

         Operating expenses were $207,000 for the year ended December 28, 1996 compared to $537,000 for the period from June 30, 1995 (acquisition date) to December 30, 1995. Decreased operating expenses were primarily due to the winding down of Intelock operations.

         The net loss was $896,000 for the year ending December 28, 1996 compared to $543,000 for the period from June 30, 1995 (acquisition date) to December 30, 1995. The 1996 loss includes a loss of $659,000 on writing down assets to net realizable value.

Alabaster for fiscal years ended December 27, 1997 and December 28, 1996

         Sales were $2.8 million for the year ended December 27, 1997 compared to $8.9 million for the year ended December 28, 1996. Sales during 1997 are only through June 18, 1997, the date of the sale of Alabaster.

         The gross profit was $245,000 or 8.6% of net sales for the year ended December 27, 1997 compared to $723,000 or 8.1% of net sales for the year ended December 28, 1996.

         Operating expenses were $862,000 for the year ended December 27, 1997 compared to $2.3 million for the year ended December 28, 1996. Operating expenses were 30.4% of net sales for the year ended December 27, 1997 compared to 25.6% of net sales for the year ended December 28, 1996. The reduction of operating expenses in 1997 were primarily a result of the sale of Alabaster in June, 1997.

         The net loss was $751,000 for the year ended December 27, 1997 compared to $3.6 million for the year ended December 28, 1996. The 1996 loss included a loss of $1.8 million on the write down of assets to net realizable value.

Alabaster for fiscal years ended December 28, 1996 and December 30, 1995

         Sales were $8.9 million for the year ended December 28, 1996 compared to $3.9 million for the period from July 31, 1995 (acquisition date) to December 30, 1995.

         The gross profit was $723,000 or 8.1% of net sales for the year ended December 28, 1996 compared to $142,000 or 3.6% for the period from July 31, 1995 (acquisition date) to December 30, 1995. The gross profit in 1995 was negatively impacted by liquidations of excess and slow moving inventory which were not in accordance with management's sales and distribution strategies. Additionally, inventory costs in 1995 were high due to low manufacturing capacity utilization during the period. 1995 gross profit was also impaired due to valuation reserves necessary to absorb losses sustained from additional liquidations of 1995 year-end inventories during the first quarter of 1996.

         Operating expenses were $2.3 million for the year ended December 28, 1996 compared to $1.2 million for the period from July 31, 1995 (acquisition date) to December 30, 1995. Operating expenses were 25.6% of net sales for the year ended December 28, 1996 compared to 30.8% of net sales for the period from July 31, 1995 (acquisition date) to December 30, 1995. The operating expense decrease was achieved primarily through reductions in administrative staffing.

         The net loss was $3.6 million for the year ended December 28, 1996 compared to $1.1 million for the period from July 31, 1995 (acquisition date) to December 30, 1995. The 1996 loss included a loss of $1.8 million on the write down of assets to net realizable value.

ACPI for fiscal years ended December 27, 1997 and December 28, 1996

         Sales for the year ended December 27, 1997 were $75.6 million compared to $100 million for the year ended December 28, 1996. The decline in sales from 1996 to 1997 was due primarily to the sale of ACPI's key and letter, numbers and signs business in August, 1997.

         The gross profit for the year ended December 27, 1997 was $20.2 million or 26.7% of sales compared to $28.5 million or 28.4% of sales for the year ended December 28, 1996. The gross profit for 1997 was reduced by the sale of the key and letters, numbers and signs business, which carried higher gross profit margins than the remaining operations.

         Operating expenses were $18.0 million for the year ended December 27, 1997 compared to $22.7 million for the year ended December 28, 1996. Operating expenses were 23.7% and 22.6% of net sales for the years ended December 27, 1997 and December 28, 1996, respectively. The reduction in operating expenses from 1996 to 1997 was primarily the result of the sale of certain ACPI operating assets in August, 1997.

         The net profit was $1.5 million for the year ended December 27, 1997 compared to $4.2 million for the year ended December 28, 1996. The profit for the year ended December 27, 1997 was reduced by a loss of $2.4 million on the sale of the key and letters, numbers and sign businesses and interest expense of $1.7 million . The profit for the year ended December 28, 1996 included a gain of $472,000 on the sale of businesses and a $2.1 million interest expense.

ACPI for fiscal years ended December 28, 1996 and December 30, 1995

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

         The gross profit for the year ended December 28, 1996 was $28.5 million or 28.4% compared to $26.9 million or 25.6% for the year ended December 30, 1995 (including amounts which are not included in the consolidated financial statements of Vista 2000, Inc.) The gross profit was $7.2 million or 27.6% for the period from September 30, 1995 (acquisition date) to December 30, 1995.

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

         Pretax income (loss) was $4.2 million for the year ended December 28, 1996 and ($774,000) for the year ended December 30, 1995 (including amounts which were not included in the consolidated financial statements of Vista 2000, Inc.). Pre-tax income for the period from September 30, 1995 (acquisition date) to December 30, 1995 was $620,000.

FINANCIAL CONDITION

Consolidated for the year ended December 27, 1997

         Consolidated working capital at December 27, 1997 was $17.4 million exclusive of the $3.1 million ACPI revolver debt which matures in May, 2000. Due to the sale of assets which secured the ACPI credit facility, the line of credit limit was reduced from $30 million to $10 million in August, 1997. As of December 27, 1997, $3.1 million was drawn under the line of credit.

         Regarding the use of the Company's income tax loss carryforward, during 1995 and 1996 the Company experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code. Additionally, another change in control occurred during 1997 upon issuance of the common stock in settlement of the class action lawsuit. As a result, the utilization of a significant portion of the tax loss carryforwards will be limited on an annual basis and may expire unused.

Consolidated for the year ended December 28, 1996

         Consolidated working capital at December 28, 1996 was $30.6 million exclusive of the $20.4 million ACPI revolver debt. The ACPI credit facility was replaced in May 1997. The new loan agreement expires in May, 2000.

         During 1996, Vista raised approximately $21.2 million, net of issuance costs, through convertible preferred stock offerings and common stock offerings issued pursuant to the exemption from registration of Regulation S under the Act. The proceeds of these offerings were used to fund operating losses and working capital requirements.

Separate Company Analysis

ACPI for the year ended December 27, 1997

         $16.0 million of consolidated working capital is from ACPI. As of December 27, 1997, ACPI had $6.9 million available under its $10.0 million revolving line of credit, of which $2.0 million was restricted to secure letters of credit issued in conjunction with the sale of the ACPI key and letters, numbers and signs businesses.

         The line of credit bears interest at the Fleet National Bank Prime Rate plus .5% or LIBOR plus 2.5% and is collateralized by accounts receivable, inventory, equipment and real estate. The interest rate at December 27, 1997 was 9.0%. Borrowings under the line of credit are based on a formula which includes eligible accounts receivable and inventories. The revolving credit facility provides for intercompany advances to Vista/ACPI affiliates based upon a percentage of excess cash flow as defined in the credit agreement.

ACPI for the year ended December 28, 1998

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

         The existing line of credit was replaced on May 7, 1997 with a new line of credit in the total amount of $30 million. The line bears interest at the Fleet National Bank prime rate plus .5% or LIBOR plus 2.5% and is collateralized by accounts receivable, inventory, equipment and real estate. Borrowings under the line of credit are based on a formula which includes eligible accounts receivable and inventories. The revolving credit facility provides for intercompany advances to non-ACPI Vista affiliates based upon a percentage of excess cash flow as defined in the credit agreement.

Vista for the year ended December 27, 1997

         Working capital at Vista at December 27, 1997 was $1.4 million. Staffing costs and most overhead costs have been reduced or eliminated, thereby minimizing working capital requirements. If required, working capital could be obtained through dividends from Vista's ACPI subsidiary.

Parent Company, FSPI and Intelock ("Vista Group") for the year ended December 28, 1996

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

Alabaster for the year ending December 27, 1997

         Due to the sale of Alabaster in June, 1997, the Company's working capital at December 27, 1997 did not include any assets or liabilities of Alabaster.

Alabaster for the year ending December 28, 1996

         Working capital at Alabaster at December 28, 1996 was $500,000. In September 1996, Alabaster entered into a revolving credit and demand loan agreement. The amount of the credit was $2.5 million. As of December 28, 1996, availability under the credit agreement was $1.25 million of which $908,000 had been borrowed. Interest was at the greater of 9% or prime plus 3-1/4%. The agreement was secured by substantially all of the assets of Alabaster and was guaranteed by Vista. The agreement expired June, 1997 when Alabaster was sold.

Year 2000

The Company's primary software applications are not currently year 2000 compliant. To resolve this issue, the Company is in the process of selecting new software which is planned for implementation during the second half of 1998 and first half of 1999. Total implementation costs are expected to be in the $250,000 to $500,000 range including software, hardware and training.

In addition to addressing the Year 2000 problem, this new software will benefit the Company by providing improved system integration as well as significant enhancements to the current software applications. The Company believes the schedule for implementation should allow completion prior to the development of any potential Year 2000 dating anomalies.

Outlook for 1998

Since the date of the election of the incumbent Board of Directors, the Company has been involved in a major restructuring, which has included the sale of its interest in FSPI, Intelock, Alabaster and a significant portion of the assets of ACPI. The sale of these assets, while resulting in a loss, enabled the Company to substantially reduce its outstanding debt and improve its prospects for future profitability.

Consolidated revenues are expected to decline sharply from the prior year because of the operations sold in 1997. The Company's revenues and earnings will principally reflect its concentration in the glove, boot and rainwear business. These businesses are seasonal and dependent upon weather patterns and other factors beyond the Company's control.

During 1998, the Company will continue to pursue initiatives to streamline and focus the business. These initiatives include improvements in distribution and logistics, and consolidation of corporate headquarters with the primary operating subsidiaries.

For 1998 and future periods, the Company intends to focus on improved earnings. To do so, management will evaluate a number of alternatives including expanded sales and marketing programs, product line expansion, licensing opportunities, and potential acquisition and disposition opportunities. There can be no assurance as to the success of such alternatives, if implemented, due to, among other factors, capital constraints faced by the Company to maintain adequate liquidity and the market reaction from competitors in the industry who are, in certain cases, larger than the Company with greater capital resources.

SIGNIFICANT SUBSEQUENT EVENTS

         On February 25, 1998, W.R. Hill and Company, Inc. sold its interest in Alabaster to A.I. Holdings, Inc. ("AI"), a company comprised of a management group from Alabaster. The Company gave its consent for AI to assume the first mortgage (see Acquisitions and Dispositions in this Form 10-K) on Alabaster's land and buildings. On April 1, 1998, the Company was advised that Alabaster had filed for bankruptcy protection under Chapter 11 of the Federal Bankruptcy Statutes. As a result of these events, the Company has taken a reserve against the face value of the note which Management believes will be sufficient to cover any losses on the collection of the note.

         On April 9, 1998, the Company was notified by Axxess of a claim against the Company related to the purchase by Axxess of the key and letter, numbers and signs businesses of the Company's ACPI subsidiary. The Company believes that it will ultimately prevail and has instituted claims of its own. However, the results of arbitration and litigation are unpredictable and should Axxess prevail, its claim would have a material adverse impact on the Company.

         In April, 1998, the Company hired Mr. Bruce Lancaster to serve as its Chief Financial Officer, replacing Mr. Larry Cobb, who had served in this capacity since April, 1996. Prior to joining the Company, Mr. Lancaster served as Vice President of Finance and Administration for Acme Boot Company, Inc. from December 1995 to April 1998, and previously as Vice-President of Finance and Controller for Kinark Corporation from 1989 to 1995. Mr. Lancaster's previous experience includes two years with the Texas Society of CPA's, four years with Perry Equipment Corporation and four years with United States Steel Corporation. Mr. Lancaster received BA and MBA degrees from Texas A&M University and is a CPA, licensed in the State of Texas.

         In accordance with the terms of the June 30, 1997 agreement covering the sale of ACPI assets to Axxess Technologies, Inc., the Company has changed the names of its wholly-owned subsidiaries as follows:

       Boss Manufacturing Holdings, Inc., f/k/a American Consumer Products, Inc. Boss Manufacturing Marketing, Inc., f/k/a Product Merchandisers, Inc. Boss Manufacturing Real Estate II, Inc., f/k/a ACPI Real Estate, Inc.

Item 8.  Financial Statements and Supplemental Data.

         The following consolidated financial statements of the Company and its Accountants' Opinion are set forth in Part IV, Item 14, of this Report:

                           (i) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the year ended December 27, 1997 the year ended December 28, 1996 and the year ended December 30, 1995.

                           (ii) Consolidated Balance Sheet - December 27, 1997 and December 28, 1996.

                           (iii) Notes to the Consolidated Financial Statements;
                  and Unqualified Opinion of Independent Accountants dated February 19, 1998.

Item 9. Changes in And Disagreements With Auditors on Accounting And Financial Disclosures.

         Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

         The information as to directors of the registrant is set forth below. The information as to the executive officers of the registrant is included in Part I hereof under the caption "Executive Officers of the Registrant." Directors are elected by the stockholders at each annual meeting and serve until the next annual meeting of stockholders, or until their successors are duly elected and qualified. At the present time, the Company's Board of Directors consists of six directors. The following table sets forth certain information concerning the members of the Board of Directors of the Company at December 27, 1997:


            Name               Age                 Position
------------------------------------------------------------------------------------------------------------------
G. Louis Graziadio, III(1)     48    Chief Executive Officer and Chairman of the Board since
                                     June 1996. He is also the Chairman and CEO of Ginarra Holdings, Inc., a holding company with investments through various
                                     corporations, and a director of Imperial Credit Industries, Inc.,
                                     Imperial Bancorp, Imperial Trust, Imperial Financial Group
                                     and Lynx Golf, Inc.

Perry A. Lerner                55    Director since June 1996. Mr. Lerner is a Managing Director of Crown Capital
                                     Group, Inc., a New York-based investment company. A graduate of Harvard Law
                                     School and Claremont McKenna College, Mr. Lerner was a partner of the law firm O'Melveny & Meyers from 1984-1996 and is a member of the State Bar of
                                     New York, State Bar of California and American Bar Association. Mr. Lerner
                                     also serves on the Board of Directors of Imperial Credit Industries, Inc. and
                                     Imperial Financial Group.

Lee E. Mikles(1)               42    Director since June 1996. Mr. Mikles is Chairman of Mikles/Miller Management,
                                     Inc. Prior to the formation of that company, he headed Mikles/Miller Group, an affiliate of Shearson Lehman Brothers after serving as First Vice
                                     President of the Corporate Finance Department at Bateman Eichler, Hill
                                     Richards Inc. and as First Vice President with Drexel Burnham Lambert, Inc.
                                     from 1981 through 1989. Mr. Mikles also serves on the Board of Directors of
                                     Imperial Bancorp, Imperial Bank, Imperial Ventures, Coastcast Corporation
                                     and Imperial Financial Group.

Paul A. Novelly                54    Director since June 1996. Mr. Novelly controls Apex Oil Company in St.
                                     Louis, MO with a refinery in Long Beach, CA; International Dunraine, Ltd., a publicly-held company; and AIC, Limited, which, headquartered in Bermuda, trades petroleum products internationally through its office in Monaco. Mr.
                                     Novelly is a substantial shareholder and director of Intrawest Corp. He also serves on the Board of Directors of Apex Oil Company, Inc. International
                                     Dunraine, Ltd., Coastcast Corporation, Imperial Bank and Imperial Financial
                                     Group.




Richard D. Squires             40    Director since June 1996. Mr. Squires serves as President of RS Holdings,
                                     Inc., a Dallas, Texas based real estate and high-yield investment company, and as President of R3 Realty Corporation, formerly Pace Membership
                                     Warehouse, Inc., a former subsidiary of K-Mart Corporation. Mr. Squires has previously served as Chief Financial Officer of Ft. Worth Holdings, Inc. and
                                     Vice President of Finance at American Hotels Corporation and Second Vice
                                     President of Finance at Punta Gorda Isles, Inc. Mr. Squires has a B.S. in
                                     Accounting from Pennsylvania State University, and a Masters of Business
                                     Administration from Harvard University.

Shyam H. Gidumal               38    President and Director since November, 1997. Mr. Gidumal serves as President of Strategic Turnarounds Investment Corp. & Affiliates, a New York based consulting firm, and Managing Director of Crown Capital Group, a New York
                                     based investment firm. From 1989 through 1992, Mr. Gidumal was a partner in the Boston Consulting Group. Mr. Gidumal is a graduate of Columbia University and Harvard Business School.


----------------------
(1) Mr. Graziadio and Mr. Mikles are first cousins; otherwise, there are no family relationships existing between the officers and directors of the Company.

Item 11.  Executive Compensation.

Compensation Tables

         The compensation paid in fiscal 1997 to the Company's Chief Executive Officer and to each of the other executive officers and of the subsidiaries whose total compensation exceeded $100,000 are as follows:



                                            1997 SUMMARY COMPENSATION TABLE
                                                   THE REGISTRANT
----------------------------------------------------------------------------------------------------------------------------------
                                           Annual                                   Long-Term Compensation
                                        Compensation                          ---------------------------------
                                       ----------------      Other Annual           Awards           Payouts          All Other
       Name and            Year        Salary     Bonus      Compensation     ---------------------------------     Compensation
   Principal Position                   ($)        ($)           ($)          Restricted   Options       LTIP            ($)
                                                                                Stock        SARs       Payout
                                                                                Awards      (#)(3)        ($)
----------------------------------------------------------------------------------------------------------------------------------
G. Louis Graziadio,       1997           -0-      ---          ---                         2,400,000                    465,000
III(1)  CEO and
Chairman of the Board     1996           -0-      -0-          -0-                                                      138,000


Shyam H. Gidumal,         1997                                                             2,400,000                  1,035,000
President(2)


                                THE SUBSIDIARIES



                                            1997 SUMMARY COMPENSATION TABLE
                                                   THE REGISTRANT
----------------------------------------------------------------------------------------------------------------------------------
                                           Annual                                   Long-Term Compensation
                                        Compensation                          ---------------------------------
                                       ----------------      Other Annual           Awards           Payouts          All Other
       Name and            Year        Salary     Bonus      Compensation     ---------------------------------     Compensation
   Principal Position                   ($)        ($)           ($)          Restricted   Options       LTIP            ($)
                                                                                Stock        SARs       Payout
                                                                                Awards      (#)(3)        ($)
----------------------------------------------------------------------------------------------------------------------------------
Ken Fristad, President
of ACPI Subsidiary        1997         95,865     48,000


---------------------------
    (1) On June 6, 1996, Mr. Graziadio was elected Chief Executive Officer by the Board of Directors. Compensation for his services is as periodically determined by the Board's Compensation Committee, based on the type and extent of services Mr. Graziadio provided.

    (2) Compensation shown for Mr. Gidumal was paid to companies in which Mr. Gidumal is a principal for activities prior to Mr. Gidumal being elected as an officer and director. (See Item 13. Certain Relationships and Related Transactions.)
          Mr. Gidumal was elected President of the Company effective November 1, 1997.

    (3) All figures in this column reflect options to purchase shares of Common Stock.


         There were 4,800,000 options granted to the Executive Officers of the Company and its subsidiaries during the fiscal year ending December 27, 1997. The Company has no stock appreciation rights ("SARs") outstanding.

         The following sets forth the value of options exercised during the year and unexercised options held by the named executive officers on December 27, 1997:

            Aggregated Options/SAR Exercises in the last Fiscal Year
                      and Fiscal Year-End Option/SAR Values


            Name                  Shares            (1)             (2) Number of                   (1)
                                Acquired on        Value        Securities Underlying      Value of Unexercised
                               Exercise (#)     Realized ($)         Unexercised         In-the-Money Options/SARs
                                                               Options/SARs at Fiscal      at Fiscal Year-End($)
                                                                    Year End (#)
                                                               ----------------------    ---------------------------
                                                                    Exercisable/                Exercisable/
                                                                    Unexercisable               Unexercisable
                               -------------   ------------    ----------------------    ---------------------------
G. Louis Graziadio III           1,200,000         39,000           0 / 1,200,000               0 / 39,000
Shyam H. Gidumal                 1,200,000         39,000           0 / 1,200,000               0 / 39,000


------------------------
(1) Assumes a market price of $.0625 per share based on unofficial trading history less the option exercise price of $.03 per share.

(2)      All figures in this column reflect options to purchase shares of Common
         Stock.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of May 13, 1998, certain information regarding the bene-ficial ownership of Common Stock by (i) each person known by the Company to be beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group. This table includes 787,500 currently exercisable options granted to directors of the Company on December 31, 1996.


                  Name and Address of Beneficial Owner (1)             Common Stock Beneficially Owned
                  ----------------------------------------             ---------------------------------
                                                                       No. of Shares         % of Class
                                                                       -------------         -----------
           Mr. G. Louis  Graziadio, III (4)                              5,039,328             10.4 %
           2325 Palos Verdes Drive West,  Suite 211
           Palos Verdes Estates, CA  90274

           Mr. Perry A. Lerner                                            525,000              1.1 %
           660 Madison Ave., New York, NY  10022

           Mr. Lee E. Mikles (3)                                         1,982,085             4.1 %
           Mikles/Miller Management, Inc.
           100 Wilshire Blvd., Santa Monica, CA 90401

           Mr. Paul A. Novelly (2)                                       2,182,085             4.5 %
           8182 Maryland Ave., St. Louis, MO 63105

           Mr. Richard D. Squires                                        1,982,085              4.1%
           4229 Cochran Chapel, Dallas, TX 75209

           Mr. Shyam H. Gidumal                                          3,857,085              8.0%
           660 Madison Ave., New York, NY  10022

           All Directors and Executive Officers as a Group              15,567,668             32.2%
           (6 Persons)



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

 (2) Includes presently exercisable options to acquire 262,500 shares of Common Stock.

 (3) Includes presently exercisable options to acquire 525,000 shares of stock.

 (4) Mr. Graziadio disclaims the beneficial ownership of approximately 1,582,686 of these shares which are owned by Ginarra Holdings, Inc. and an additional 511,378 shares which are owned by the Graziadio Family Trust.

Item 13.  Certain Relationships and Related Transactions.

         In July 1996, the Board of Directors contracted with a turnaround management company, S. Gidumal & Company, Inc., and its affiliate, Strategic Turnarounds & Investment Corp. (collectively "STIC"), to assist with the restructuring of the Company, including operations, financing, litigation, strategic planning and divestitures. Mr. Shyam Gidumal is a principal with STIC and in September 1996 became a member of the Board of Directors of ACPI and other subsidiaries of ACPI. In November, 1997, Mr. Gidumal became a member of the Board of Directors of Vista and was elected President of the Company. STIC was involved in the resolution of the Class Action Litigation, sale of the assets of FSPI, financings involving ACPI and Alabaster, and the sale of the key and numbers, letters and signs business of ACPI. STIC was paid approximately$1,035,000 and $308,000, respectively for its services in 1997 and 1996. In addition, in December 1996, Mr. Gidumal was granted options to acquire 2,400,000 shares of common stock of the Company at an exercise price of $.03 per share. Of the options granted, 1,200,000 were immediately exercisable, with the balance exercisable on December 31, 1997. As of May 13, 1998, Mr. Gidumal had exercised his options and acquired 2,400,000 shares of the Company's common stock.

         The Company has received a claim for payment of legal fees from former members of the Company's Board of Directors, pursuant to inquiries made by the SEC. The Company may be obligated to pay certain of these legal fees but does not believe these fees will materially impair the Company's overall performance.

         During May 1997, four of the Company's directors, together with Mr. Gidumal and an unaffiliated third party, (the "Individual Purchasers") purchased approximately 57% of the Company's outstanding Convertible Preferred Stock directly from the security holders to settle potential and substantial legal and fraud claims against the Company related to activities which occurred prior to the date the Company's current management and Board of Directors assumed control of the Company. During July 1997, the Individual Purchasers purchased an additional 1,250 preferred shares, or approximately 30% of the Company's outstanding Convertible Preferred Stock directly from the security holder. As a result of these purchases, subsequent conversions and additional common shares issued for release of claims, each of the Individual Purchasers acquired 1,457,085 shares of the Company's common stock or an aggregate of 8,742,510 shares for all of the Individual Purchasers.

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

                    The following consolidated financial statements of Vista 2000, Inc. and Report of Independent Accountants are attached to this report as follows:

                    Consolidated Statements of Operations, Cash Flows and Shareholders' Equity - year ended December 27, 1997, the year ended December 28, 1996 and the year ended December 30, 1995;

                    Consolidated Balance Sheet - December 27, 1997 and December 28, 1996;

                    Notes to the Consolidated Financial Statements; and

                    Report of Independent Accountants dated February 19, 1998.

                    (ii)    list of financial statement schedules

                    The following financial statement schedules of Vista 2000, Inc. for the years ended December 27, 1997, December 28, 1996, and December 30, 1995 are included pursuant to Item 8:


                    Report of Independent Certified Public Accountants on Schedules . . . . . . . . . .  S-1

                    Schedule II:  Valuation and Qualifying Accounts . . . . . . . . . . . . . . . . . .  S-2


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

                    The following consolidated financial statements schedules of Vista 2000, Inc. are included in this report:

                    Unqualified Opinion of Independent Accountants and Financial Statements Schedule

         (b)        Reports on Form 8-K:

                    A report on Form 8-K containing information on the June 19, 1997 sale of the Company's Alabaster subsidiary was filed September 19, 1997.

                    A report on Form 8-K containing information on the August 25, 1997 sale of the key and numbers, letters and signs assets of the Company's ACPI subsidiary was filed on September 25, 1997.

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

(Registrant)                         Vista 2000, Inc.

By (Signature and Title)              /s/  G. Louis Graziadio, III
                        ------------------------------------------------------
                           G. Louis Graziadio, III, Chief Executive Officer
Date: June 17, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)            /s/ G. Louis Graziadio, III
                        ------------------------------------------------------
                             G. Louis Graziadio, III, Chairman of the Board
Date: June 17, 1998


By (Signature and Title )               /s/ Shyam H. Gidumal
                        ------------------------------------------------------
                                 Shyam H. Gidumal, President and Director
Date: June 17, 1998

By (Signature and Title)                   /s/  Perry A. Lerner
                        ------------------------------------------------------
                                         Perry A. Lerner, Director
Date: June 17, 1998

By (Signature and Title)                   /s/ Lee E. Mikles
                        ------------------------------------------------------
                                        Lee E. Mikles, Director
Date: June 17, 1998

By (Signature and Title)                  /s/ Paul A. Novelly
                        ------------------------------------------------------
                                       Paul A. Novelly, Director
Date: June 17, 1998

By (Signature and Title)                  /s/ Richard D. Squires
                        ------------------------------------------------------
                                       Richard D. Squires, Director
Date: June 17, 1998

[LETTERHEAD]                                                         [LOGO]


                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        VISTA 2000, INC. AND SUBSIDIARIES
                     December 27, 1997 and December 28, 1996








[ADDRESS]

[LETTERHEAD]                                                         [LOGO]

               Report of Independent Certified Public Accountants




Board of Directors
Vista 2000, Inc.

We have audited the accompanying consolidated balance sheets of Vista 2000, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Vista 2000, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.


/s/ GRANT THORNTON LLP


Atlanta, Georgia
February 19, 1998

[ADDRESS]

                        Vista 2000, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)



                                     ASSETS


                                                                       December 27,         December 28,
                                                                          1997                 1996
                                                                       ------------         ------------
CURRENT ASSETS
   Cash and cash equivalents                                            $      2,122         $     1,165
   Accounts receivable, net of allowance for
     doubtful accounts and returns of $507
     and $1,405, respectively                                                  7,729              16,187
   Inventories                                                                12,493              25,157
   Prepaid expenses                                                              374               1,564
   Other current assets                                                          276                 205
                                                                        ------------        ------------
       Total current assets                                                   22,994              44,278
PROPERTY AND EQUIPMENT, NET                                                    4,270              15,927


OTHER ASSETS
   Note receivable, less allowance of $450                                     1,042                   -
   Other                                                                         256               1,566
                                                                        ------------        ------------
                                                                               1,298               1,566
                                                                        ------------        ------------




                                                                      $       28,562       $      61,771
                                                                      --------------       -------------
                                                                      --------------       -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        December 27,        December 28,
                                                                            1997               1996
                                                                        ------------        ------------
CURRENT LIABILITIES
   Note payable                                                         $          -        $        908
   Current portion of long-term debt                                             137                 383
   Accounts payable                                                            1,390               5,209
   Accrued payroll and related expenses                                          548               3,596
   Accrued liabilities                                                         3,481               3,595
                                                                        ------------        ------------
       Total current liabilities                                               5,556              13,691
LONG-TERM LIABILITIES
   Long-term debt                                                              3,883              23,512
   Other                                                                           -                 407
                                                                        ------------        ------------
       Total long-term liabilities                                             3,883              23,919
COMMITMENTS AND CONTINGENCIES                                                      -                   -

STOCKHOLDERS' EQUITY
   Preferred stock $1 par value, 500,000 shares
     authorized, 0 and 4,220 shares issued
     and outstanding, respectively                                                 -               3,985
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 44,845,273 and 18,074,120 shares
     issued and outstanding, respectively                                        448                 181
   Additional paid-in capital                                                 67,370              62,108
   Accumulated deficit                                                       (46,875)            (40,340)
   Cumulative translation adjustment                                             (70)                (23)
                                                                        ------------        ------------
                                                                              20,873              25,911
   Less:  341,341 treasury shares - at cost                                    1,750               1,750
                                                                        ------------        ------------
       Total stockholders' equity                                             19,123              24,161
                                                                        ------------        ------------
                                                                        $     28,562        $     61,771
                                                                        ------------        ------------
                                                                        ------------        ------------


The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollar amounts in thousands except per share data)


                                                   Year ended           Year ended           Year ended
                                                  December 27,         December 28,         December 30,
                                                     1997                 1996                  1995
                                                 -------------        -------------         ------------
Net sales                                         $     78,400        $    110,955          $     32,422

Cost of sales                                           57,909              82,563                28,244
                                                  ------------        ------------          ------------

Gross profit                                            20,491              28,392                 4,178

Operating expenses                                      21,190              34,235                17,318
                                                  ------------        ------------          ------------
                                                          (699)             (5,843)              (13,140)

Loss on sale of business and
   operating assets                                     (3,792)             (8,311)               (1,147)
Writedown of operating
   assets                                                    -              (2,476)                    -
                                                  ------------        ------------          ------------

Loss from operations                                    (4,491)            (16,630)              (14,287)

Other income and
   (expense)
     Interest expense                                   (1,799)             (2,174)                 (649)
     Other                                                  11                (351)                  273
                                                  ------------        ------------          ------------

       Net loss before
         income taxes                                   (6,279)            (19,155)              (14,663)

Income tax expense                                        (256)               (246)                    -
                                                  ------------        ------------          ------------

       Net loss                                   $     (6,535)       $    (19,401)         $    (14,663)
                                                  ------------        ------------          ------------
                                                  ------------        ------------          ------------


Net loss per common share
   Basic                                          $       (.21)       $     (1.20)          $     (2.33)
   Diluted                                        $       (.21)       $     (1.20)          $     (2.33)





The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     Years ended December 27, 1997, December 28, 1996 and December 30, 1995
                    (Dollars and share amounts in thousands)


                                                             Preferred Stock
                                  ------------------------------------------------------------------
                                    Series A          Series B           Series C        Series D         Common stock   Additional
                                  --------------   ---------------   ---------------  ---------------   ---------------   Paid-in
                                  Shares Dollars   Shares  Dollars   Shares  Dollars  Shares  Dollars   Shares  Dollars   Capital
                                  ------ -------   ------  -------   ------  -------  ------  -------   ------  -------  ---------

Balance at December 31, 1994          - $    -         - $      -        - $      -       - $      -    3,281    $  33    $ 7,030

Issuance of stock in acquisitions     -      -         -        -        -        -       -        -      550        5      1,096
Issuance of preferred stock, net
   of issuance costs of $1,241       87  8,291         3    2,462        1   11,603       2    1,940        -        -          -
Preferred stock conversions         (72)(6,852)       (2)  (1,232)      (1) (10,231)      -        -    4,086       41     18,274
Issuance of common shares, net
   of issuance costs of $290          -      -         -        -        -        -       -        -    2,533       25      6,762
Exercise of stock options, net of
   12 shares exchanged                -      -         -        -        -        -       -        -      196        2        214
Exercise of warrants                  -      -         -        -        -        -       -        -      250        3        622
Common stock issued for services      -      -         -        -        -        -       -        -      280        3        557
Acquisitions of treasury stock        -      -         -        -        -        -       -        -        -        -          -
Debt conversions                      -      -         -        -        -        -       -        -      450        4        716
Issuance of warrants for services     -      -         -        -        -        -       -        -        -        -         40
Compensatory stock options            -      -         -        -        -        -       -        -        -        -        890
Foreign currency translation
   adjustment                                -         -        -        -        -       -        -        -        -          -
Net loss                                     -         -        -        -        -          -     -        -        -          -
                                  ------ -------   ------  -------   ------  -------  ------  -------   ------  -------   ---------
Balance at December 30, 1995         15  1,439         1    1,230        -    1,372       2    1,940   11,626      116     36,201







                                                                 Cumulative    Treasury stock          Total
                                                    Accumulated  Translation   ---------------      Stockholders'
                                                       Deficit   Adjustment    Shares  Dollars    Equity (Deficit)
                                                    -----------  -----------   ------  -------    ----------------
Balance at December 31, 1994                           $(6,276)   $        -      (69)  $ (796)    $      (9)
Issuance of stock in acquisitions                            -             -       69      796         1,897
Issuance of preferred stock, net
   of issuance costs of $1,241                               -             -        -        -        24,296
Preferred stock conversions                                                -        -        -             -
Issuance of common shares, net
   of issuance costs of $290                                 -             -        -        -         6,787
Exercise of stock options, net of
   12 shares exchanged                                       -             -        -        -           216
Exercise of warrants                                         -             -        -        -           625
Common stock issued for services                             -             -                 -           560
Acquisitions of treasury stock                               -             -      (71)    (215)         (215)
Debt conversions                                             -             -        -        -           720
Issuance of warrants for services                            -             -        -        -            40
Compensatory stock options                                   -             -        -        -           890
Foreign currency translation                                 -           (19)       -        -           (19)
   adjustment
Net loss                                               (14,663)            -        -        -       (14,663)
                                                     ----------    -----------  -------  ------     ------------
Balance at December 30, 1995                           (20,939)          (19)     (71)    (215)       21,125

                        Vista 2000, Inc. and Subsidiaries

     Years ended December 27, 1997, December 28, 1996, and December 30, 1995
                    (Dollars and share amounts in thousands)


                                                             Preferred Stock
                                  -------------------------------------------------------------------
                                     Series A           Series B          Series C        Series D        Common stock   Additional
                                  --------------   ---------------   ---------------  ---------------   ---------------  Paid-in
                                  Shares Dollars   Shares  Dollars   Shares  Dollars  Shares  Dollars   Shares  Dollars   Capital
                                  ------ -------   ------  -------   ------  -------  ------  -------   ------  -------  ---------
Issuance of preferred stock, net
   of issuance costs of $600          -       -        -        -        -       -      20    19,400        -        -          -
Issuance of common stock              -       -        -        -        -       -       -        -       300        3      1,797
Preferred stock conversions         (14) (1,317)      (1)  (1,230)       -     (274)   (19)  (18,575)   5,491       55     21,341
Treasury stock acquired for cash      -       -        -        -        -        -       -        -        -        -          -
Exercise of stock options             -       -        -        -        -        -       -        -      637        7        988
Exercise of warrants                  -       -        -        -        -        -       -        -       20        -         40
Compensatory stock options
   and treasury shares acquired
   via stock rescissions              -       -        -        -        -        -       -        -        -        -      1,741
Foreign currency translation
   adjustment                         -       -        -        -        -       -        -        -        -        -          -
Net loss                              -       -        -        -        -       -        -        -        -        -          -

                                  ------ -------   ------  -------   ------  -------  ------  -------   ------  -------   ---------
Balance at December 28, 1996          1     122        -        -        -    1,098       3    2,765   18,074      181     62,108

Purchase and retirement of
   preferred stock                    -       -        -        -        -        -       -     (340)       -        -        246
Preferred stock conversions          (1)   (122)       -        -        -   (1,098)     (3)  (2,425)   3,095       31      3,614
Common stock issued for
   settlement of class action
   lawsuit                            -       -        -        -        -        -       -       -    14,653      146        769
Common stock issued in
   settlement with preferred
   shareholders                       -       -        -        -        -        -       -       -     5,795       58        304
Common stock issued for
   untendered ACPI shares             -       -        -        -        -        -       -       -         3        -        159
Exercise of stock options             -       -        -        -        -        -       -       -     3,225       32         65
Compensatory stock options            -       -        -        -        -        -       -       -         -        -        105
Foreign currency translation
   adjustment                                 -        -        -        -        -       -       -         -        -          -
Net loss                                      -        -        -        -        -       -       -         -        -          -

                                  ------ -------   ------  -------   ------  -------  ------  -------   ------  -------   ---------
Balance at December 27, 1997          -   $   -        -   $    -        -    $   -       -    $  -     44,845    $448     $67,370
                                  ------ -------   ------  -------   ------  -------  ------  -------   ------  -------   ---------
                                  ------ -------   ------  -------   ------  -------  ------  -------   ------  -------   ---------







                                                                    Cumulative   Treasury stock         Total
                                                     Accumulated   Translation  ---------------      Stockholders'
                                                       Deficit      Adjustment  Shares  Dollars    Equity (Deficit)
                                                     ----------    -----------  -------  ------    ----------------
Issuance of preferred stock, net
   of issuance costs of $600                                -             -         -        -          19,400
Issuance of common stock                                    -             -         -        -           1,800
Preferred stock conversions                                 -             -         -        -               -
                                                            -             -       (50)    (602)           (602)
Treasury stock acquired for cash                            -             -         -        -             995
Exercise of stock options                                   -             -         -        -              40
Exercise of warrants
Compensatory stock options
   and treasury shares acquired                             -             -      (220)    (933)            808
   via stock rescissions
Foreign currency translation                                -            (4)        -       -               (4)
   adjustment                                         (19,401)            -         -       -          (19,401)
                                                     ----------    -----------  -------  ------     ------------

                                                      (40,340)          (23)     (341)  (1,750)         24,161
Balance at December 28, 1996

Purchase and retirement of                                  -             -        -        -              (94)
   preferred stock                                          -             -        -        -                -
Preferred stock conversions
Common stock issued for
   settlement of class action                               -             -        -        -              915
   lawsuit
Common stock issued in
   settlement with preferred                                -             -        -        -              362
   shareholders
Common stock issued for                                     -             -        -        -              159
   untendered ACPI shares                                   -             -        -        -               97
Exercise of stock options                                   -             -        -        -              105
Compensatory stock options
Foreign currency translation                                -           (47)       -        -              (47)
   adjustment                                          (6,535)            -        -        -           (6,535)
                                                     ----------    -----------  ------- -------     ------------
Balance at December 27, 1997                         $(46,875)       $  (70)     (341 ) $(1,750)       $19,123
                                                     ----------    -----------  ------- -------     ------------
                                                     ----------    -----------  ------- -------     ------------


The accompanying notes are an integral part of this statement.

                        Vista 2000, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollar amounts in thousands)




                                                                 Year ended         Year ended       Year ended
                                                                 December 27,      December 28,      December 30,
                                                                     1997              1996              1995
                                                                 -------------     -------------     ------------
Cash flows used by operating activities:

   Net loss                                                        $    (6,535)     $   (19,401)     $   (14,663)
Adjustments to reconcile net loss to net
     cash used by operations:
       Loss on sale of operating assets                                  3,792            8,311                -
       Writedown of operating assets                                         -            2,476                -
       Write off of affiliate trade receivables                           (429)               -                -
       Depreciation                                                      1,910            2,108              611
       Loss on disposal of property and
         Equipment                                                         118              400               84
       Stock based compensation expense                                    466              808            1,490
       (Increase) decrease in operating assets,
         net of businesses acquired and disposed:
           Accounts receivable                                            (229)          (1,113)           2,722
          Inventories                                                    1,218           (3,627)          (2,264)
          Prepaid expenses and other
              current assets                                               572             (385)             342
          Other assets                                                   1,208           (1,143)            (224)
       Increase (decrease) in operating
         liabilities, net of  businesses
         acquired:
           Accounts payable                                               (189)          (4,222)           3,662
           Accrued liabilities                                            (847)            (585)           1,996
                                                                 -------------     -------------     ------------
                Net cash provided (used) by
                  operating activities                                   1,055          (16,373)          (6,244)
                                                                 -------------     -------------     ------------

Cash flows used by investing activities:
   Acquisitions, net of cash acquired
     American Consumer Products, Inc.                                       -                -           (13,925)
     Alabaster Industries, Inc.                                             -                -              (157)
     Intelock Technologies                                                  -                -               754
     Proceeds from sale of operating assets                             24,021            2,806               -
     Proceeds from sale of property and
       equipment                                                            -                54               -
     Purchases of property and equipment                                (3,937)          (5,931)          (2,365)
     Proceeds from payments on note receivable                              8                -                -
                                                                 -------------     -------------     ------------
              Net cash provided (used) by
                Investing activities                                   20,092            (3,071)         (15,693)
                                                                 -------------     -------------     ------------

                        Vista 2000, Inc. and Subsidiaries

                          (Dollar amounts in thousands)



                                                                        Year ended       Year ended       Year ended
                                                                       December 27,     December 28,     December 30,
                                                                           1997            1996              1995
                                                                      -------------     -------------     ------------
Cash flows provided by financing activities:
   Net proceeds (payment) from short-term
     borrowings                                                             (908)             908                -
   Net borrowings (repayments) on long-term
     revolving line of credit                                              1,330           (2,200)               -
   Proceeds from long-term debt                                            1,985                -                -
   Repayment of long-term debt                                           (22,147)            (599)          (9,331)
   Other long-term liabilities                                              (406)               -                -
   Proceeds from issuance of common
     stock, net of issue costs                                                 -            1,800            6,787
   Proceeds from issuance of preferred
     stock, net of issue costs                                                 -           19,400           24,296
   Proceeds from exercise of stock
     options and warrants                                                     97            1,035              841
   Purchase of treasury stock and warrants                                   (94)            (602)            (215)
                                                                     -------------     -------------     ------------

              Net cash provided (used) by
                financing activities                                     (20,143)          19,742           22,378
                                                                     -------------     -------------     ------------

Effect of exchange rate changes on cash                                      (47)              (4)             (19)
                                                                     -------------     -------------     ------------

Net increase (decrease) in cash during period                                957              294              422

Cash and cash equivalents at the beginning
   of the period                                                           1,165              871              449
                                                                     -------------     -------------     ------------

Cash and cash equivalents at the end of the
   period                                                            $     2,122       $    1,165         $    871
                                                                     -------------    -------------      -----------
                                                                     -------------    -------------      -----------

Supplemental disclosure:
   Interest paid                                                     $     1,769       $    2,750         $    754
   Income taxes paid                                                         313              287                -

                        Vista 2000, Inc. and Subsidiaries

                          (Dollar amounts in thousands)



                                                                 Year ended       Year ended       Year ended
                                                                  December 27,     December 28,     December 30,
                                                                      1997            1996              1995
                                                                 -------------    -------------    -------------
Noncash investing and financing activities:
   Acquisition of treasury stock via
     stock rescissions                                            $        -       $     933        $       -
   Assets purchased under long-term
     obligations                                                  $        -       $   3,227        $     170
   Assets sold for assumption of
     related obligation                                           $        -       $     169        $       -
   Capital lease obligations incurred                             $        -       $       -        $     228
   Conversion of debt to common stock                             $        -       $       -        $     720

   Acquisition of businesses
     Fair value of assets acquired                                $        -       $       -        $  63,330
     Cash paid                                                             -               -          (14,689)
     Common stock issued                                                   -               -           (1,897)
                                                                 -------------    -------------    -------------
     Liabilities assumed                                          $        -       $       -        $  46,744
                                                                 -------------    -------------    -------------
                                                                 -------------    -------------    -------------




The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Vista 2000, Inc. and its subsidiaries, (the Company), are engaged primarily in the manufacture, distribution and sale of specialty consumer products including pet products, balloons, gloves, boots and rainwear. The Company's customers are primarily mass merchandisers and do-it-yourself retailers located throughout North America.

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

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)

1) Nature of Business and Summary of Significant Accounting Policies - Continued

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

During 1996 and 1997, Vista disposed of substantially all of the operating assets of all subsidiaries with the exception of Boss Manufacturing, a subsidiary of ACPI and the Warren Pet division of ACPI.

Fiscal Year

The Company maintains a 52/53 week year ending on the last Saturday in the calendar year. Fiscal years 1997, 1996 and 1995 each contained 52 weeks.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped. Approximately 21% of the Company's revenue was from two customers in 1996, accounting for approximately 11% and 10%, respectively, of total revenue. Approximately 15% of revenue was from one customer in 1995. No single customer accounted for 10% or more of the Company's revenue in 1997.

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


1) Nature of Business and Summary of Significant Accounting Policies - Continued

Inventories

Inventories are stated at the lower of average cost or market. Cost for approximately 80% and 83% of inventories at December 27, 1997 and December 28, 1996, respectively, have been determined using the last-in, first-out
(LIFO) method. Cost for the remainder of the inventories has been determined primarily using the first-in, first-out (FIFO) method.

Had the Company used the first-in, first-out (FIFO) method of accounting for all inventories, gross profit would have been substantially the same for all years presented.

Advertising Costs

The Company expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 1997, 1996 and 1995 was $651, $1,950 and $1,685, respectively.

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

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(1) Nature of Business and Summary of Significant Accounting Policies-Continued

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

Depreciation expense was $1,910, $2,108 and $611 for 1997, 1996 and 1995, respectively.

Warranty Costs and Returns

The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs applicable to warranty obligations and returns are classified as accrued liabilities and are not material.

Research and Development Costs

Research and development costs are charged to expense as incurred and totaled $396, $590 and $297 for 1997, 1996 and 1995, respectively.

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

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


1) Nature of Business and Summary of Significant Accounting Policies - Continued

Earnings Per Share

The Company adopted Statement of financial Accounting Standards No. 128 (SFAS
128), Earnings Per Share, in the fourth quarter of 1997. Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period. All comparative earnings per share data for prior periods presented has been restated.

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

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(2) Inventories

Inventories consist of the following :

                                                                          December 27,      December 28,
                                                                              1997             1996
                                                                          ------------      ------------
   Raw Materials                                                         $       1,752     $      4,714
   Work in Progress                                                                330            2,154
   Finished Goods                                                               10,411           18,289
                                                                         -------------     ------------

                                                                         $      12,493     $     25,157
                                                                         -------------     ------------
                                                                         -------------     ------------




 (3) Property and Equipment

Property and Equipment consists of the following:


                                                                          December 27,      December 28,
                                                                              1997             1996
                                                                          ------------      ------------
   Machinery and equipment                                               $         987     $      8,376
   Buildings and improvements                                                    3,317            7,419
   Office furniture and equipment                                                  216              847
                                                                         -------------     ------------
         Total property and equipment                                            4,520           16,642
   Less accumulated depreciation                                                   588            2,372
                                                                         -------------     ------------
                                                                                 3,932           14,270
   Land                                                                            338            1,657
                                                                         -------------     ------------

                                                                         $       4,270     $     15,927
                                                                         -------------     ------------
                                                                         -------------     ------------

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(4) Notes Payable and Long-term Liabilities

Note Payable

Note payable at December 28, 1996 represented borrowings under a revolving credit and demand loan agreement (the Agreement) entered into by Alabaster with a financial institution which provided for borrowings of up to $2,500. This Agreement was assumed by the purchaser of Alabaster in 1997.

Long-term Debt

Long-term debt, including capital lease obligations, consists of the following:


                                                                          December 27,      December 28,
                                                                             1997              1996
                                                                          ------------      ------------
   ACPI revolving line of credit                                         $       3,110     $     20,400
   Boss mortgage note payable to a lender.  Requires
     monthly payments of $10, including interest
     at 11%, through May 1999.  All outstanding
     principal is due in June 1999.  Collateralized
     by all real and personal property of Boss.                                    810                -
   Other                                                                           100            3,495
                                                                         -------------     ------------

          Total long-term debt                                                   4,020           23,895

   Less current maturities                                                         137              383
                                                                         -------------     ------------
         Long-term debt                                                  $       3,883     $     23,512
                                                                         -------------     ------------
                                                                         -------------     ------------

Scheduled principal payments of long-term debt are as follows:


   Fiscal year:
     1998                                                                  $          137
     1999                                                                             773
     2000                                                                           3,110
                                                                            -------------

        Total                                                               $       4,020
                                                                            -------------


                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(4) Long-term Debt - Continued

At December 31, 1996, the ACPI revolving credit agreement represented an agreement with two banks that provided for borrowings on a revolving line of credit of up to $28,900. Interest at the banks' base rate plus 3/8% (effective rate of 8.6% at December 28, 1996) and a loan commitment fee of 3/8% on the unused portion of the revolving credit commitment were payable quarterly. In May 1997, the Company entered into a loan and security agreement (the "1997 Agreement") with another bank to refinance the existing revolving credit facility. The 1997 Agreement, which expires in May 2000, was amended in August 1997, concurrent with the sale of certain ACPI assets (see
Note 12). The 1997 Agreement, as amended, provides for a credit facility up to $10,000, based on a formula that includes eligible accounts receivable and inventory. Interest is payable monthly at the bank's prime rate plus .5% or, at the ACPI's option, LIBOR plus 2.50% (effective rate of 9% at December 27, 1997). Available interest rates may decrease based upon financial performance of the Company as defined. ACPI will incur an annual facility fee of $33 payable at the beginning of each contract year and a loan commitment fee of 3/8% per annum on the unused portion of the credit facility. The 1997 Agreement provides for certain restrictive covenants including, among others, limitations as to intercompany transfers and capital expenditures and maintenance of certain minimum financial ratios. The Company has received waivers for all events of noncompliance at December 27, 1997.

The credit facility is secured by essentially all the assets of ACPI and its subsidiaries and is guaranteed by each of the ACPI subsidiaries. The bank has also committed to $3,500 for letters of credit as part of the maximum borrowings under the line of credit. At December 27, 1997, borrowings of $3,110 and an outstanding letter of credit totaling $2,000 were outstanding under the 1997 Agreement.

(5) Commitments and Contingencies

Operating Leases

The Company leases certain office and operating facilities and certain equipment under operating lease agreements which expire on various dates through 2000 and require the Company to pay all maintenance costs. Rent expense under these leases was approximately $1,021, $1,379 and $809 for 1997, 1996 and 1995, respectively.

Future commitments under noncancellable operating leases as of December 27, 1997 are $126, $50 and $27 for 1998, 1999 and 2000, respectively.

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(5) Commitments and Contingencies - Continued

Operating Leases - Continued

ACPI leased two facilities from related parties. The Company was responsible for repairs and maintenance, taxes and insurance of these facilities. Expenses for these operating leases were $639 and $735 in 1996 and 1995. ACPI purchased one of these facilities during 1996 and purchased the second of these facilities during 1997 (see Note 9).

Class Action Lawsuit

In April 1996, the Company together with certain officers, directors and third parties were named as a defendant in seventeen (17) class action lawsuits filed by stockholders of the Company in the United States District Court for the Northern District of Georgia. The lawsuits alleged that the Company violated the Federal Securities Laws, particularly Sections 10-b and 20-a of the Securities Exchange Act of 1934, as amended, and the rules and regulations, including Rules 10-b-5 thereunder as well as common law claims.

In August 1996, the court certified the plaintiffs as representatives of a class of all persons who purchased the Company's common stock or warrants during the period October 24, 1994 through June 8, 1996, except for the defendants and certain officers, directors and related parties. The Company and the other defendants reached an agreement in principle to settle the action in December 1996. Pursuant to the settlement, the Company issued a sufficient amount of shares of its common stock to the class to convey ownership of forty percent (40%) of the common stock of the Company to the class, based on common shares outstanding at December 1, 1996. During 1997, the Company issued approximately 14,654,000 common shares in accordance with the settlement. Approximately $903 has been charged to 1996 operations related to this settlement and was included in accrued liabilities at December 28, 1996. The Company's insurance carrier contributed $300 to the settlement to cover certain expenses related to the settlement. The settlement is in satisfaction of all claims of the class. The district court approved the settlement and the judgment became final on April 14, 1997.

Preferred Stockholders

During 1997, Vista settled all claims with its former preferred stockholders. The former preferred stockholders agreed to release Vista from all claims in exchange for the issuance of approximately 5,795,000 shares of common stock. Approximately $362 has been charged to 1997 operations related to this settlement. Additionally, all outstanding preferred shares were exchanged for approximately 3,095,000 common shares.

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(5)  Commitments and Contingencies  - Continued

Sale of ACPI

During 1997, certain assets of ACPI were sold (see Note 12). The sale agreement provided for certain post closing adjustments to account for changes in assets and liabilities between the date of the agreement and the closing of the sale. The Company and the purchaser are currently disputing the amount of the post closing adjustments. Additionally, the purchaser has asserted claims against the Company for alleged breaches of representations and warranties in connection with the purchase agreement. Management believes these assertions to be without merit and intends to vigorously defend itself. However, the ultimate outcome of these disputes and claims cannot be determined at this time. Accordingly, no provision for any liabilities that may result on the ultimate outcome of these uncertainties has been provided in these financial statements.

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

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(6)   Stockholder's Equity

Warrants

At December 30, 1995, warrants for the purchase of 36,408 shares of Company common stock that were issued in conjunction with debentures sold by the Company were issued and outstanding. These warrants expired as unexercised in January 1997. In addition, in March 1994, the Company issued 235,598 of its 1994 convertible debenture warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993 pursuant to their right of conversion. The 1994 convertible debenture warrants each provide for the purchase of one share of common stock at an exercise price of $2.50 per share and expire in March 1999.

2,000,000 Series A warrants were outstanding at December 27, 1997, which were issued in connection with the Company's initial public offering. The warrants are exercisable at an exercise price of $10.00 per share through October, 1998. Additionally, the Company agreed to sell to the Underwriters, as additional compensation, warrants to acquire units representing up to 100,000 shares of common stock at $9.08 per share and up to 200,000 shares of common stock underlying the Series A warrants at $11.55 per share. These warrants expire in October 1999.

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

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(6)   Stockholder's Equity - Continued

Stock Options

The Company has adopted two stock option plans providing for the issuance of options covering up to 8,000,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. For options granted to employees at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods. Options granted to nonemployees are recognized over the related service period based on the estimated fair value of the options This resulted in charges to operations amounting to $104, $808 and $900 for 1997, 1996 and 1995, respectively.

Stock option transactions are summarized as follows:


                                    Year ended              Year ended                  Year ended
                                December 27, 1997          December 28, 1996         December 30, 1995
                               -------------------       --------------------      ---------------------
                                            Weighted                 Weighted                   Weighted
                                            average                  average                    average
                                            exercise                 exercise                   exercise
                               Shares        price       Shares       price        Shares        price
                            -----------    ---------   -----------  ----------   ----------    ---------
  Outstanding, beginning
     of period                 118,550        $4.51     1,550,950      $3.46       225,000       $6.05
   Granted                   7,810,000         0.03       420,000       3.63     1,759,350        3.24
   Exercised                (3,225,000)        0.03      (678,450)      2.15      (208,400)       1.60
   Cancelled                  (112,800)        4.54    (1,173,950)      4.18      (225,000)       6.05
                            -----------    ---------   -----------  ----------   ----------    ---------
   Outstanding, end
     of period               4,590,750        $0.04       118,550      $4.51     1,550,950       $3.46
                            -----------    ---------   -----------  ----------   ----------    ---------
                            -----------    ---------   -----------  ----------   ----------    ---------

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(6)  Stockholder's Equity - Continued

Stock Options - Continued

The following table summarizes information about stock options outstanding at December 27, 1997:


                     Options outstanding and exercisable                        Options exercisable
          -------------------------------------------------------------    ----------------------------
                                          Weighted
                         Number           average                              Number         Weighted
                      outstanding at       remaining        Weighted        outstanding at     average
           Exercise    December 27,      contractual       average           December 27,     exercise
            price         1997           life (years)    exercise price          1997          price
          ----------  --------------    -------------    --------------    ----------------   ---------
             $3.93          5,750             7.8             $3.93                5,750        $3.93
              0.03      4,585,000             9.0              0.03              680,000         0.03
                      --------------    -------------    --------------    ----------------   ---------
                        4,590,750             8.8             $0.04              685,750        $0.06
                      --------------    -------------    --------------    ----------------   ---------
                      --------------    -------------    --------------    ----------------   ---------

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


                                                                   1997           1996           1995
                                                               -----------  -------------    ------------
   Net earnings                     As reported                $   (6,535)  $    (19,401)    $   (14,663)
                                    Pro forma                  $   (6,548)       (19,414)        (15,927)

   Basic net loss per               As reported                $     (.21)  $      (1.20)    $    (2.33)
     common share                   Pro forma                        (.21)         (1.20)         (2.53)

   Diluted net loss per             As reported                $     (.21)  $      (1.20)    $    (2.33)
     common share                   Pro forma                        (.21)         (1.20)         (2.53)

For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995; expected volatility of 295%, 295% and 107%, risk-free interest rates of 5.9%, 5.9% and 6.6%; and expected lives of 2 years.

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(6)   Stockholder's Equity - Continued

Stock Rescissions

During 1996, certain shareholders rescinded approximately 220,000 shares of common stock previously issued and returned the shares to the Company. The Company holds these shares in treasury at amounts which were recorded when the shares and related options were issued, totaling approximately $933.

Series Convertible Preferred Stock:

The Company has designated 142,000 of its 500,000 authorized preferred shares as follows:


                              Shares authorized               Liquidation preference per share
                              ------------------              --------------------------------
         Series A                        100,000                           $100
         Series B                         20,000                           $1,000
         Series C                          2,000                           $10,000
         Series D                         20,000                           $1,000

The remaining 358,000 authorized preferred shares have not been designated as a series. The preferred stock was recorded net of issuance costs.

The Company's preferred stock was issued in several series pursuant to separate subscription agreements.

During 1997, the Company issued approximately 3,095,000 common shares in exchange for all of the remaining outstanding preferred stock. Additionally, the Company issued approximately 5,796,000 common shares to certain former preferred stockholders as settlement of any and all outstanding claims, resulting in a charge to operations of $362.

                       Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(7)   Earnings Per Share

The following table sets forth the computation of basic and diluted loss per share.


                                                                   1997           1996           1995
                                                              -----------   ------------     -----------
 Numerator for basic and diluted net loss per
     common share - loss attributable to
     common stockholders                                      $    (6,535)  $    (19,401)    $   (14,663)
                                                              -----------   ------------     -----------
                                                              -----------   ------------     -----------

   Denominator for basic net loss per common
     share - weighted average shares outstanding                   31,862         16,134           6,294

   Effective of dilutive options and warrants                           -              -               -
                                                              -----------   ------------     -----------
   Denominator for diluted net loss per common
     share - adjusted weighted average shares
     outstanding                                                   31,862         16,134           6,294
                                                              -----------   ------------     -----------
                                                              -----------   ------------     -----------

   Net loss per common share
     Basic                                                   $       (.21)  $      (1.20)    $    (2.33)
     Diluted                                                 $       (.21)  $      (1.20)    $    (2.33)


(8)  Employee Retirement Savings Plan

ACPI and Boss contribute to employee retirement plans covering substantially all of its employees. Charges to consolidated operations for these plans were as follows:


                                                             1997              1996             1995
                                                       ------------        ------------       ------------
   Discretionary Contribution Profit
     Sharing - 401(k)                                  $        183        $        225       $        223
   Multi-Employer Pension Plan                                  265                 507                774
                                                       ------------        ------------       ------------

                                                       $        448        $        732       $        997
                                                       ------------        ------------       ------------
                                                       ------------        ------------       ------------



The contributions to the union sponsored, multi-employer pension plan were determined based upon the number of employees working per week. Participation in the multi-employer pension plan was attributable to ACPI only, and was assumed by the purchaser of the ACPI assets in August 1997 (see Note 12).

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)


(9)  Related Party Transactions

During 1997 and 1996, fees incurred to stockholders and directors totaled approximately $1,358 and $225, respectively.

In October 1996, ACPI, through one of its wholly-owned subsidiaries, purchased certain land and manufacturing facilities from a partnership controlled by certain officers of ACPI for $1,773 cash and assumption of a $3,227 mortgage note. This facility was previously leased by ACPI from the related party. These related parties are no longer affiliated with the Company.

During 1997, ACPI, through one of its wholly-owned subsidiaries, purchased a second manufacturing facility from a corporation controlled by certain officers of ACPI for $1,158 cash and assumption of a $842 mortgage note. This facility was previously leased by ACPI from the related parties. These related parties are no longer affiliated with the Company.

At December 27, 1997, the Company has a note receivable outstanding from a former officer. This note is fully reserved pending final settlement with the Company.


(10) Income Taxes

The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance, summarized as follows:


                                                                          December 27,       December 28,
                                                                              1997               1996
                                                                          ------------       ------------
   Deferred tax assets:
     Operating loss carryforwards                                        $       17,999    $       14,531
     Accounts receivable                                                            383               790
     Accruals                                                                       661               661
     Compensation related                                                            44               636
     Tax credit carryforwards                                                       236               236
     Other                                                                            1                28
                                                                           ------------       ------------
       Gross deferred tax assets                                                 19,324            16,882
       Deferred tax asset valuation allowance                                   (17,151)          (14,511)
                                                                           ------------       ------------
       Net deferred tax asset                                                     2,173             2,371
                                                                           ------------       ------------
                                                                           ------------       ------------

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)

(10)  Income Taxes - Continued

                                                                           December 27,         December 28,
                                                                               1997                 1996
                                                                           ------------         ------------
   Deferred tax liabilities:
     Inventories                                                                  1,576               1,710
     Fixed assets                                                                   597                 661
                                                                           ------------         ------------
                                                                                  2,173               2,371
                                                                           ------------         ------------
   Net deferred income tax asset                                            $         -          $        -
                                                                           ------------         ------------
                                                                           ------------         ------------


Included in the tax credit carryforward is approximately $236 of alternative minimum tax credits and research and experimentation credits available to reduce future income taxes payable. These credits do not have an expiration date.

Income tax expense for 1997 and 1996 consists primarily of current state taxes attributable to ACPI and its subsidiaries.

At December 27, 1997, the Company had operating loss carryforwards for U.S. income tax purposes of approximately $47,365 available to reduce future taxable income, which expire as follows:


                                            Net
           Year of                       operating
         expiration                        loss
         ----------                    ------------
             2002                      $     1,436
             2008                            1,693
             2009                            8,483
             2010                            4,284
             2011                           19,249
             2012                           12,220
                                       ------------
                                       $    47,365
                                       ------------
                                       ------------

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)

(10)  Income Taxes - Continued

Included in the operating loss carryforward is $1,436 of losses which expire in 2002 and which can only be utilized by the Boss Manufacturing subsidiary of ACPI.

The Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1995 and 1996. As a result, the utilization of the net operating losses which expire in 2011 and prior are limited to approximately $1,600 annually. Additionally, management believes that a change in control also occurred during 1997, which will limit the utilization of the net operating loss which expires in 2012 and could further limit the utilization of the net operating losses which expire in 2011 and prior. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.

(11)  Writedown of Operating Assets

During 1996, Alabaster continued to incur significant operating losses. Management's estimates of future operations did not support the carrying amount of Alabaster's net assets. Accordingly, a charge of $1,817 was recorded in the fourth quarter of 1996, representing management's estimate of the excess of Alabaster's net assets over their estimated net realizable value.

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

Alabaster and Intelock were sold during 1997 (see Note 12).

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)

(12) Acquisitions and Dispositions

1997

In August, 1997, Vista sold substantially all of the assets of ACPI, with the exception of it's Warren Pet Division and Boss Manufacturing, an ACPI subsidiary, for approximately $23,618 in cash, net of transaction costs of approximately $1,186, plus the assumption of approximately $3,260 of liabilities by the purchaser. Vista recorded a loss of approximately $1,840 on the sale of ACPI, including expenses related to the sale. Expenses related to the sale of ACPI included $1,044 paid to a stockholder and an affiliate of a stockholder of Vista.

In June, 1997, Vista sold all of the outstanding common stock of Alabaster for $2,000, consisting of $500 cash and a $1,500 promissory note. The promissory note requires monthly payments of $14, including interest at 10%, through July 1999, at which time all outstanding principal and interest is due. The promissory note is collateralized by certain real property of Alabaster. Vista recorded a loss on the sale of Alabaster of approximately $2,080, including expenses related to the sale.

In April, 1997, Vista sold all of its Intelock common stock for $5 cash and a $95 promissory note. All outstanding principal is due in April, 1998. Vista recorded a gain of approximately $128 on the sale of Intelock.

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

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)

(12) Acquisitions and Dispositions - Continued

1995

During fiscal 1995 Vista completed four acquisitions and made one disposition which are summarized below.

Effective September 30, 1995, Vista acquired all of the outstanding common stock of ACPI, including its Boss Manufacturing subsidiary and Warren Pet division, through a cash tender offer totaling approximately $13,834 exclusive of acquisition costs. ACPI manufactures and distributes consumer hardware products including key blanks, related key accessories, knives, letters, numbers, signs, gloves and pet products as well as other items.

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

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)

(12) Acquisitions and Dispositions - Continued

Pro forma Results of Operations (Unaudited)

The pro forma results of operations which follow assume that the acquisition of Boss Manufacturing and the Warren Pet division of ACPI occurred on January 1, 1995, and the disposition of all other subsidiaries and divisions occurred on December 31, 1994. Accordingly, the pro forma results of operations which follow include the results of operations of Vista, Boss and Warren Pet. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effects on the Company's historical results of operations for depreciation, interest and other purchase accounting adjustments related to the acquisitions. These results are not necessarily indicative of the results that would have occurred if the transactions had occurred at the beginning of each period presented nor are the results indicative of future results.

                                    UNAUDITED


                                                       1997                1996                  1995
                                                  -------------        -------------        -------------
Sales                                             $     42,197          $   43,183          $     43,404
Net loss                                          $       (646)         $   (4,882)         $     (3,018)
Net loss per common share
   Basic                                          $       (.02)         $     (.30)         $       (.48)
   Diluted                                        $       (.02)         $     (.30)         $       (.48)



(13)  New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued the following Statements of Financial Accounting Standards (SFAS):

SFAS 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 requires companies to include details about comprehensive income that arise during a reporting period. Comprehensive income includes revenue, expenses, gains and losses that bypass the income statement and are reported directly in a separate component of equity.

                        Vista 2000, Inc. and Subsidiaries

                    December 27, 1997 and December 28, 1996
              (Dollars amounts in thousands except per share data)

(13)  New Accounting Pronouncements - Continued

SFAS 131, Disclosure About Segments of An Enterprise and Related Information, which is effective for fiscal years beginning after December 15, 1997. SFAS 131 requires companies to report information about an entity's different types of business activities and the different economic environments in which it operates, referred to as operating segments.

Management does not expect the adoption of these new standards to have a material impact on the Company's results of operations or financial condition.

               Report of Independent Certified Public Accountants
                                   on Schedule




Board of Directors
Vista 2000, Inc.


In connection with our audit of the consolidated financial statements of Vista 2000, Inc. and subsidiaries referred to in our reported dated February 19, 1998, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited
Schedule II for the years ended December 27, 1997, December 28, 1996 and December 30, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

GRANT THORNTON

Atlanta, Georgia
February 19, 1998

                       Vista 2000, Inc., and subsidiaries

           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS




      Column A                                       Column B          Column C          Column D         Column E
      --------                                       --------          --------          --------         --------
                                                    Balance at        Charged                            Balance
                                                     beginning        to                                at end
     Description                                    of period         expenses         Deductions(1)    of period
     -----------                                   -----------       ----------        -------------    ------------
Year ended December 27, 1997
   Allowance for doubtful accounts
     and returns                                   $     1,405         $      131      $      1,029     $      507
   Deferred tax asset valuation
     allowance                                          14,511              2,640                 -         17,151

Year ended December 28, 1996
   Allowance for doubtful accounts
     and returns                                         2,230                493             1,318          1,405
   Deferred tax asset valuation
     allowance                                           7,516              6,995                 -         14,511

Year ended December 30, 1995
   Allowance for doubtful accounts
     and returns                                            40              2,190                 -          2,230
   Deferred tax asset valuation
     allowance                                           2,310              5,206                 -          7,516



(1) - bad debt write offs and reduction in estimate of allowance requirements.

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

10.22(g)      Loan and Security Agreement between American Consumer Products,
              Inc., Products Merchandisers, Inc., Boss Manufacturing Company and
              Fleet Capital Corporation dated May 7, 1997. (Exhibit 10.22)

10.23(h)      Stock Purchase Agreement between Vista 2000, Inc. and W. R. Hill
              & co., Inc. dated May 12, 1997 (Exhibit 2.1)

10.24(i)      Asset Purchase Agreement between Vista 2000, Inc. and Axxess
              Technologies, Inc. dated June 30, 1997 (Exhibit 2.1)

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

27.1 Financial Data Schedule is included herein as Exhibit 27.1 of this Report.

(28)          Information from Reports Furnished to State Insurance Regulatory
              Authorities
              Not applicable.

(99)          Additional Exhibits
              None.


--------------------
(a) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-73118-A). The exhibit number contained in parenthesis refers to the exhibit number in such Registration Statement.

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