Form 10-Q
period 1998-03-28
VISTA 2000 INC
filed 1998-06-26
CIK 916802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended              March 28, 1998
                         Commission File No.                     0-23204


                                VISTA 2000, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                       58-1972066
--------                                                      -------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)

                              221 West First Street
                             Kewanee, Illinois 61443
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (309) 856-8068
                           ---------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days. Yes  X   No
                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                      Outstanding at  April 24, 1998
-----                                      ------------------------------
Common Stock, $.01 par value                         47,466,432

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

                        VISTA 2000, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                     ASSETS
                                                                        March 28, 1998              December 27, 1997
                                                                    -----------------------       ----------------------
Current Assets
        Cash and cash equivalents                                                  $ 1,500                      $ 2,122
        Accounts receivable, net                                                     6,254                        7,729
        Inventories                                                                 11,904                       12,493
        Prepaid expenses & other                                                       608                          650
                                                                    -----------------------       ----------------------
             Total current assets                                                   20,266                       22,994
                                                                    -----------------------       ----------------------

Property and Equipment, net                                                          4,219                        4,270

Note Receivable, net                                                                 1,038                        1,042

Other Assets                                                                           174                          256
                                                                    -----------------------       ----------------------
                                                                                  $ 25,697                     $ 28,562
                                                                    -----------------------       ----------------------
                                                                    -----------------------       ----------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable                                                           $ 1,189                      $ 1,390
        Current portion of long-term obligations                                        88                          137
        Accrued payroll and related expenses                                           661                          548
        Accrued liabilities & other                                                  2,598                        3,481
                                                                    -----------------------       ----------------------
             Total current liabilities                                               4,536                        5,556
                                                                    -----------------------       ----------------------

Long-term obligations, net of current portion                                        1,751                        3,883

Commitments and Contingencies                                                           --                           --

Stockholders' Equity
Common stock                                                                           478                          448
Additional paid-in capital                                                          67,428                       67,370
Accumulated deficit                                                                (46,687)                     (46,875)
Currency translation                                                                   (59)                         (70)
                                                                    -----------------------       ----------------------
                                                                                    21,160                       20,873
Less: treasury shares - at cost                                                      1,750                        1,750
                                                                    -----------------------       ----------------------
        Total Stockholders' equity                                                  19,410                       19,123
                                                                    -----------------------       ----------------------
                                                                                  $ 25,697                     $ 28,562
                                                                    -----------------------       ----------------------
                                                                    -----------------------       ----------------------


The accompanying notes are an integral part of these statements.

                        VISTA 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                Quarter ended      Quarter ended
                                                March 28, 1998     March 29,1997

Net Sales                                        $     10,251      $     23,579

Cost of Sales                                           6,500            16,517
                                                 ------------      ------------

Gross profit                                            3,751             7,062

Operating expenses                                      3,532             6,687
                                                 ------------      ------------

Operating profit                                          219               375

Other income and (expense)
          Interest                                       (37)              (542)
          Other                                            16               (16)
                                                 ------------      ------------

Income (loss) before income tax                           198              (183)

    Income tax (expense) benefit                         (10)               (24)
                                                 ------------      ------------

Net income (loss)                                $        188      $       (207)
                                                 ------------      ------------
                                                 ------------      ------------

Weighted average shares outstanding                45,089,891        17,732,779

Basic earnings (loss) per common share           $       0.00      $      (0.01)
                                                 ------------      ------------
                                                 ------------      ------------


      The accompanying notes are an intergral part of these statements.

                        Vista 2000, Inc. and Subsidiaries
            Consolidated Unaudited Statement of Stockholders' Equity
                        Three Months ended March 28, 1998
                    (Dollars and share amounts in thousands)


                                                                                   Additional Accumulated   Currency       Total
                                             Common Stock       Treasury Stock      Paid-In    Earnings    Translation Stockholders'
                                         Shares     Dollars     Shares    Dollars    Capital   (Deficit)    Adjustment     Equity
                                         ------------------------------------------------------------------------------------------

Balance at December 27,1997              44,845   $    448       (341)   $ (1,750)   $ 67,370   $(46,875)   $    (70)   $ 19,123

Exercise of common stock options          2,963         30                                 58                                 88

Foreign currency translation adjustment                                                                            11         11

Net Profit (Loss)                                                                                    188                     188


                                         -----------------------------------------------------------------------------------------
Balance at March 28, 1998                47,808   $    478       (341)   $ (1,750)   $ 67,428   $(46,687)   $    (59)   $ 19,410
                                         -----------------------------------------------------------------------------------------
                                         -----------------------------------------------------------------------------------------


          The accompanying notes are an integral part of this statement.

                        VISTA 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     Quarter ended       Quarter ended
                                                                                     March 28, 1998      March 29, 1997

Cash flows used by operating activities:
      Net profit (loss)                                                                   $ 188               $ (207)
      Adjustments to reconcile net profit (loss) to net cash used by  operations:
           Depreciation  and amortization                                                    80                  599
           (Gain) Loss on disposal of property and equipment                                 --                   --
           (Increase) decrease in operating assets:
                      Accounts receivable                                                 1,475                3,138
                      Inventories                                                           589                  (74)
                      Prepaid expenses and other current assets                              42                  375
                      Deferred charges and other assets                                      82                1,437
           Increase (decrease) in operating liabilities:
                      Accounts Payable                                                     (201)                (270)
                      Accrued liabilities                                                  (770)              (1,817)
                                                                                 ---------------       --------------
                           Net cash used by operating activities                          1,485                3,181
                                                                                 ---------------       --------------

Cash flows used by investing activities:
           Purchases of property and equipment                                              (27)              (2,323)
                                                                                 ---------------       --------------
                Net cash used by investing activities                                       (27)              (2,323)
                                                                                 ---------------       --------------

Cash flows provided by financing activities:
      Proceeds from long-term obligations                                                 9,462                5,135
      Payments on long-term obligations                                                 (11,642)              (6,696)
      Proceeds from exercise of stock options and warrants                                   89                   --
                                                                                 ---------------       --------------
                Net cash provided by financing activities                                (2,091)              (1,561)
                                                                                 ---------------       --------------

Effect of exchange rates on cash and cash equivalents                                        11                   (9)
                                                                                 ---------------       --------------

Net increase (decrease) in cash during period                                              (622)                (712)
Cash and cash equivalents at the beginning of the period                                  2,122                1,165
                                                                                 ---------------       --------------
Cash and cash equivalents at the end of the period                                      $ 1,500                $ 453
                                                                                 ---------------       --------------
                                                                                 ---------------       --------------



The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. And Subsidiaries
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 28, 1998


NOTE 1. BASIS OF PRESENTATION

         The consolidated financial statements included in this report have been prepared by Vista 2000, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company and its subsidiaries.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 28, 1997. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

         Certain amounts in prior year's financial statements have been reclassified to conform to the 1998 presentation.

NOTE 2. NET EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per common share has been calculated using the weighted average number of shares of common stock outstanding during each period. Fully diluted net income per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive.

NOTE 3.  INVENTORIES

         Inventories consist of the following (in thousands):


                                           March 28,            Dec 27,
                                              1998                1997
                                         ---------------     ------------
            Raw materials                  $ 1,774             $ 1,752
            Work-in-process                    431                 330
            Finished goods                   9,699              10,411
                                           -------             -------
                                           $11,904             $12,493
                                           -------             -------
                                           -------             -------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         All statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements ("Cautionary Statements") include: the general strength or weakness of the consumer products industry and the pricing policies of competitors. All subsequent written and oral forward-looking statements attributable to Vista or persons acting on the behalf of Vista are expressly qualified in their entirety by such Cautionary Statements.

SALES AND COST OF SALES

         Total revenues for the three months ended March 28, 1998 were $10,251,000 versus $23,579,000 for the three months ended March 29, 1997. The decrease in sales is primarily attributable to the sale of ACPI's key, key manufacturing, letters, numbers and signs manufacturing, real estate and related businesses on August 25, 1997 and the resulting absence of this activity in 1998. In addition, sales at the Company's Boss Manufacturing operations declined slightly due to warmer than usual weather during the first quarter of 1998.

         The Company anticipates a more significant seasonal impact on revenues in future periods in comparison to prior years due to its increased emphasis on glove operations. Sales from this segment tend to be greater during the cold weather quarters.

         Cost of sales for the three months ended March 28, 1998 were $6,500,000 compared to a cost of sales in the corresponding 1997 period of $16,517,000. Gross margin for the three months ended March 28, 1998 was approximately 36.6% compared to 30.0% for the three months ended March 29, 1997 due to the change in product mix resulting from the ACPI operations sold in 1997.

OPERATING EXPENSES

         Operating expenses (selling, general and administrative expenses) totaled $3,532,000 for the three months ended March 28, 1998, as compared to $6,687,000 for the corresponding period of 1997. The decrease is substantially attributable to reductions of staff, legal and auditing expenses at the Company's corporate headquarters and the sale of ACPI operations during August 1997. The Company anticipates continued consolidation/rationalization of its administrative structure in 1998. Rationalization is expected to include continuing consolidation of administrative functions and consolidation of warehousing and manufacturing facilities.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 28, 1998 the Company had approximately $15,730,000 of working capital, including $1,500,000 in cash. Working capital declined approximately 9.8% from year-end 1997 due to seasonal reductions in accounts receivable and inventory. Under the terms of its $10,000,000 revolving line of credit, as of March 28, 1998, the Company had drawn approximately $988,000 plus had an additional $2,000,000 of availability temporarily restricted to secure letters of credit issued in connection with the sale of ACPI assets. This left approximately $7,012,000 available to be drawn, if required.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.



PART II. --OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) See Index to Exhibits

         (b) For the three months ended March 28, 1998, no form 8-K's were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VISTA 2000, INC.



Dated:  June 24, 1998                           By: /s/  J. Bruce Lancaster
                                                    -----------------------
                                                J. Bruce Lancaster
                                                Chief Financial Officer
                                                (principal financial officer)

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

10.22(h) Loan and Security Agreement between American Consumer Products, Inc.,
         Products Merchandisers, Inc., Boss Manufacturing Company andn Fleet Capital Corporation dated May 7, 1997 (Exhibit 10.22).

10.23(h) Stock Purchase Agreement between Vista 2000, Inc. and W. R. Hill & Co.,
         Inc. dated May 12, 1997 (Exhibit 2.1)

10.23(i) Asset Purchase Agreement between Vista 2000, Inc. and Axxess
         Technologies, Inc. dated June 30, 1997 (Exhibit 2.1)


(11) STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
     Not applicable.

(15) LETTER RE UNAUDITED INTERIM FINANCIAL INFORMATION
     Incorporated by reference, see Page 7 of this Form 10-Q for the Quarter ended March 28, 1998.

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

(e) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 10-K for the fiscal year ended December 27, 1997. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 10-K.

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