Form 10-Q
period 1998-06-27
VISTA 2000 INC
filed 1998-08-11
CIK 916802

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549
                                     FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



            For the quarterly period ended                June 27, 1998
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

                              221 West First Street
                             Kewanee, Illinois 61443
                    (Address of principal executive offices)

                                 (309) 856-8068
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days. Yes  X     No
                     -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                                       Outstanding at  July 30, 1998
-----                                       -----------------------------

Common Stock, $.01 par value                         47,991,432



PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

                        VISTA 2000, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                     ASSETS


                                                                   June 27,             December 27,
                                                                     1998                   1997
                                                                  ----------           --------------
Current Assets
        Cash and cash equivalents                                    $ 1,431               $ 2,122
        Accounts receivable, net                                       4,640                 7,729
        Inventories                                                   13,238                12,493
        Prepaid expenses & other                                         650                   650
                                                              ---------------       ---------------
             Total current assets                                     19,959                22,994
                                                              ---------------       ---------------

Property and Equipment, net                                            4,285                 4,270

Note Receivable, net                                                   1,038                 1,042

Other Assets                                                              34                   256
                                                              ---------------       ---------------
                                                                    $ 25,316              $ 28,562
                                                              ---------------       ---------------
                                                              ---------------       ---------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable                                               $ 775               $ 1,390
        Current portion of long-term obligations                         908                   137
        Accrued payroll and related expenses                             478                   548
        Accrued liabilities & other                                    2,274                 3,481
                                                              ---------------       ---------------
             Total current liabilities                                 4,435                 5,556
                                                              ---------------       ---------------

Long-term obligations, net of current portion                          1,770                 3,883

Commitments and Contingencies                                             --                    --

Stockholders' Equity
        Common Stock                                                     483                   448
        Additional paid-in capital                                    67,439                67,370
        Accumulated deficit                                          (46,977)              (46,875)
        Currency translation                                             (84)                  (70)
                                                              ---------------       ---------------
                                                                      20,861                20,873
        Less: treasury shares and warrants - at cost                   1,750                 1,750
                                                              ---------------       ---------------
             Total Stockholders' equity                               19,111                19,123
                                                              ---------------       ---------------
                                                                    $ 25,316              $ 28,562
                                                              ---------------       ---------------
                                                              ---------------       ---------------



The accompanying notes are an integral part of these statements.

                        VISTA 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                                                                Six Months        Six Months
                                                         Quarter ended     Quarter ended          ended             ended
                                                         June 27, 1998     June 28, 1997      June 27, 1998     June 28, 1997
                                                         -------------     -------------      -------------     -------------

Net Sales                                                  $ 8,280             $ 23,712           $ 18,531           $ 47,291

Cost of Sales                                                5,987               16,231             13,231             32,748
                                                      -------------     ----------------     --------------     --------------
Gross profit                                                 2,293                7,481              5,300             14,543

Operating expenses                                           2,509                7,192              5,297             13,879
                                                      -------------     ----------------     --------------     --------------

                                                              (216)                 289                  3                664
Gain (loss) on sale of operating assets                          0               (1,355)                 0             (1,355)
                                                      -------------     ----------------     --------------     --------------
Operating profit (loss)                                       (216)              (1,066)                 3               (691)

Other income and (expense)
          Interest                                             (63)                (569)              (100)            (1,111)
          Other                                                  0                   (4)                16                (20)
                                                      -------------     ----------------     --------------     --------------
Income (loss) before income tax                               (279)              (1,639)               (81)            (1,822)

    Income tax (expense) benefit                               (11)                  (3)               (21)               (27)
                                                      -------------     ----------------     --------------     --------------

Net income (loss)                                           $ (290)            $ (1,642)            $ (102)          $ (1,849)
                                                      -------------     ----------------     --------------     --------------
                                                      -------------     ----------------     --------------     --------------

Weighted average shares outstanding                     47,512,586           26,997,878         47,183,396         22,365,329

Basic earnings (loss) per common share                     $ (0.01)             $ (0.06)           $ (0.00)           $ (0.08)
                                                      -------------     ----------------     --------------     --------------
                                                      -------------     ----------------     --------------     --------------





The accompanying notes are an integral part of these statements.

                        VISTA 2000, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                      Six Months ended       Six Months ended
                                                                                        June 27, 1998          June 28, 1997
                                                                                        -------------          -------------
Cash flows provided (used) by operating activities:
      Net loss                                                                           $   (102)               $  (1,849)
      Adjustments to reconcile net loss to net cash used
           by  operations:
           Depreciation  and amortization                                                     158                    1,224
           (Gain) Loss on disposal of property and equipment                                    0                    1,355
           (Increase) decrease in operating assets:
                      Accounts receivable                                                   3,089                    2,643
                      Inventories                                                            (745)                  (1,563)
                      Prepaid expenses and other current assets                                 0                      385
                      Deferred charges and other assets                                       226                        4
           Increase (decrease) in operating liabilities:
                      Accounts Payable                                                       (615)                    (912)
                      Accrued liabilities                                                  (1,277)                  (1,541)
                                                                                       -----------               ----------
                           Net cash provided  (used) by operating activities                  734                     (254)
                                                                                       -----------               ----------

Cash flows used by investing activities:
      Purchases of property and equipment                                                    (173)                  (2,923)
      Proceeds from sale of property and equipment                                              0                      505
                                                                                       -----------               ----------
                Net cash used by investing activities                                        (173)                  (2,418)
                                                                                       -----------               ----------

Cash flows provided (used) by financing activities:
      Proceeds from long-term obligations                                                  20,545                   39,211
      Payments on long-term obligations                                                   (21,887)                 (38,086)
      Proceeds from issuance of common stock                                                  104                      889
      Proceeds from exercise of stock options and warrants                                      0                       80
                                                                                       -----------               ----------
                Net cash provided (used) by financing activities                           (1,238)                   2,094
                                                                                       -----------               ----------

Effect of exchange rates on cash and cash equivalents                                         (14)                      (9)
                                                                                       -----------               ----------

Net decrease in cash during period                                                           (691)                    (587)
Cash and cash equivalents at the beginning of the period                                    2,122                    1,165
                                                                                       -----------               ----------
Cash and cash equivalents at the end of the period                                     $    1,431                $     578
                                                                                       -----------               ----------
                                                                                       -----------               ----------



The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. And Subsidiaries
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 1998



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

Note 3.  Inventories

         Inventories consist of the following (in thousands):


                                            June 27,               Dec 27,
                                              1998                   1997
                                         ---------------        ---------------
     Raw materials                       $      1,862           $      1,752
     Work-in-process                              419                    330
     Finished goods                            10,957                 10,411
                                         ---------------        ---------------
                                         $     13,238           $     12,493
                                         ---------------        ---------------
                                         ---------------        ---------------



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

Sales

         Total revenues for the three months ended June 27, 1998 were $8,280,000 down from $23,712,000 for the comparable quarter in 1997. The decrease in sales is primarily attributable to the sale of the ACPI subsidiary's key, key manufacturing, letters, numbers and signs manufacturing, real estate and related businesses on August 25, 1997 and the resulting absence of this activity in 1998. In addition, sales at the Company's Boss Manufacturing operations declined approximately 5% from 1997 during the quarter as the Company experienced a reduction in demand for its products. As expected, sales were down from the first quarter of 1998 because of the Company's increased emphasis on glove operations which historically experience a seasonal slowdown during the warm weather months.

         On a year-to-date basis, revenues are also down substantially at $18,531,000 for the six months ended June 27, 1998 compared to $47,291,000 for the first half of 1997. Again, this decrease is primarily the result of lost revenues associated with the ACPI assets sold in August 1997. Boss Manufacturing sales were down roughly 5% during the first half of 1998 in comparison to 1997 which the Company attributes to an unusually warm winter in the mid-west and a soft manufacturing and industrial environment during the second quarter.

Cost of Sales

         Cost of sales for the three months ended June 27, 1998 were $5,987,000 compared to a cost of sales in the corresponding 1997 period of $16,231,000. The drop in cost of sales expense is due to the significant sales decrease previously discussed. On a percentage of sales basis, the gross margin for the second quarter of 1998 was approximately 27.7% compared to 31.5% in 1997 due to the change in product mix resulting from the ACPI operations sold in 1997. The Company's glove operations generate a lower margin than certain of the operations sold in 1997. However, the sales and administrative expenses associated with the glove operations are also generally lower.

         For the first half of the year, cost of sales declined to $13,231,000 in 1998 from $32,748,000 in 1997 for the same reasons discussed above. Gross margin, on a percentage of sales basis, totaled 28.6% for the first six months of 1998, down about 2% from the prior year. As discussed above, the significant change in product mix between the periods was the major cause of this margin erosion.

Operating expenses

         Operating expenses (selling, general and administrative expenses) totaled $2,509,000 for the three months ended June 27, 1998, as compared to $7,192,000 for the corresponding period of 1997. The decrease is substantially attributable to reductions of staff, legal and auditing expenses at the Company's corporate headquarters and the sale of ACPI operations during August 1997. In addition, the Company benefited from an unplanned insurance premium refund of $260,000 during the quarter.

         For the six month period, operating expenses were $5,297,000 in 1998 versus $13,879,000 in 1997 as the second quarter followed the trend established during the first three months of the year. The Company plans to continue its efforts to restructure and consolidate certain of its administrative and warehouse functions. These efforts are intended to further reduce future operating expenses, though the anticipated benefits may not be realized until a later period.

Liquidity and Capital Resources

         For the six months ended June 27, 1998, the Company's operating activities generated cash of $734,000 compared to a $(254,000) use of cash for the comparable period in 1997. This improvement is attributable to the substantial reduction in the Company's net loss and generation of cash from working capital in 1998 versus consumption of cash by working capital in 1997. The primary source of cash generated by working capital is the seasonal reduction in accounts receivable attributable to the overall lower level of sales in 1998. The accounts receivable reduction is partially offset by an increase in inventory as the Company begins to stock goods for increased fourth quarter sales and decreases in accounts payable and accrued liabilities. Accrued liabilities are down from year end due to the payment in 1998 of certain legal and professional, employee benefit and settlement expenses accrued in 1997.

         Cash used by investing activities declined to $(173,000) for the six months ended June 27, 1998, down from $(2,418,000) in 1997 because of the Company's restructuring to concentrate on glove operations which are less capital intensive than the lines of business sold in 1997. Financing activities used $(1,238,000) during the first half of 1998 as the Company used the funds generated by operating activities as well a portion of the cash on hand at year end to pay down its revolving line of credit.

         Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $1,325,000 as of June 27, 1998 plus had an additional $2,000,000 of availability temporarily restricted to secure letters of credit issued in connection with the sale of ACPI assets. This left approximately $6,675,000 available under the current credit facility which management believes should provide adequate liquidity for the Company's expected working capital and operating needs.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.



PART II. --OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of commercial disputes. In the opinion of management, the ultimate disposition of these matters should not have a material adverse effect on the Company's consolidated financial position or liquidity.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security holders

         None.

Item 5.  Other Information

         The Company has been notified that the Creditor's Committee in the Alabaster bankruptcy has filed papers alleging a fraudulent conveyance in the sale of Alabaster by the Company. The Company will vigorously defend itself in this matter and believes it will ultimately prevail. However, the outcome of litigation is uncertain. Should the outcome of this litigation prove to be unfavorable, the Company may be required to return all proceeds from the Alabaster sale to the bankruptcy estate, which totaled $2 million.

         In August 1997, certain assets of the Company's ACPI subsidiary were sold to Axxess Technologies, Inc. (Axxess). The sale agreement provided for certain post closing adjustments to account for changes in assets and liabilities between the date of the agreement and the closing of the sale. Subsequent to the closing, the Company and Axxess were involved in a dispute concerning the post closing adjustment as well as certain other alleged breaches with regard to the sales agreement.

         During the third quarter of 1998, the Company and Axxess agreed to settle all claims associated with the ACPI asset sale transaction. As a result of this settlement, the Company expects to reduce the loss recorded on disposition of the ACPI assets from $(1.8 million) to approximately $(.9 million) during the third quarter of 1998. In addition, the Company should receive a release on standby letters of credit totaling $2 million issued in connection with the sale to Axxess.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

          27 Financial Data Schedule (filed electronically with the SEC only)

          (b)  Reports on Form 8-K

                   For the current quarter, no reports on Form 8-K were filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            VISTA 2000, INC.



Dated:  August 11, 1998                   By: /s/  J. Bruce Lancaster
                                              -----------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)