Form 10-Q
period 1998-09-26
VISTA 2000 INC
filed 1998-11-10
CIK 916802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



        For the quarterly period ended               September 26, 1998
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

                              221 West First Street
                             Kewanee, Illinois 61443
                             -----------------------
                    (Address of principal executive offices)

                                 (309) 856-8068
                                 --------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days. Yes  X   No
                      ---    ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                       Outstanding at  October 30, 1998
-----                                       --------------------------------
Common Stock, $.01 par value                         48,253,932


PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

                        VISTA 2000, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)
                                   (Unaudited)



                                     ASSETS
                                                                September 26,    December 27,
                                                                   1998             1997
                                                                -------------    ------------
Current Assets
      Cash and cash equivalents ..........................        $  2,290         $  2,122
      Accounts receivable, net ...........................           5,137            7,729
      Inventories ........................................          14,577           12,493
      Prepaid expenses & other ...........................             448              650
                                                                  --------         --------
           Total current assets ..........................          22,452           22,994
                                                                  --------         --------

Property and Equipment, net ..............................           4,509            4,270

Note Receivable, net .....................................           1,038            1,042

Other Assets .............................................              33              256
                                                                  --------         --------
                                                                  $ 28,032         $ 28,562
                                                                  --------         --------
                                                                  --------         --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable ...................................        $    992         $  1,390
      Current portion of long-term obligations ...........             899              137
      Accrued payroll and related expenses ...............             581              548
      Accrued liabilities & other ........................           2,208            3,481
                                                                  --------         --------
           Total current liabilities .....................           4,680            5,556
                                                                  --------         --------

Long-term obligations, net of current portion ............           3,673            3,883

Commitments and Contingencies ............................            --               --

Stockholders' Equity
      Common Stock .......................................             486              448
      Additional paid-in capital .........................          67,453           67,370
      Accumulated deficit ................................         (46,406)         (46,875)
      Currency translation ...............................            (104)             (70)
                                                                  --------         --------
                                                                    21,429           20,873
      Less: treasury shares and warrants - at cost .......           1,750            1,750
                                                                  --------         --------
           Total Stockholders' equity ....................          19,679           19,123
                                                                  --------         --------
                                                                  $ 28,032         $ 28,562
                                                                  --------         --------
                                                                  --------         --------

The accompanying notes are an integral part of these statements.

                       VISTA 2000, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (Unaudited)


                                                                                              Nine Months          Nine Months
                                                   Quarter ended        Quarter ended            ended               ended
                                                   Sept 26, 1998        Sept 27, 1997        Sept 26, 1998        Sept 27, 1997
                                                   -------------        -------------        -------------        -------------
Net Sales .................................        $      8,583         $     16,101         $     27,114         $     63,392

Cost of Sales .............................               6,246               11,185               19,477               43,933
                                                   ------------         ------------         ------------         ------------
Gross profit ..............................               2,337                4,916                7,637               19,459

Operating expenses ........................               2,573                5,479                7,870               19,411
                                                   ------------         ------------         ------------         ------------
                                                           (236)                (563)                (233)                  48

Gain (loss) on sale of operating assets ...                 893               (1,521)                 893               (2,876)
                                                   ------------         ------------         ------------         ------------
Operating profit (loss) ...................                 657               (2,084)                 660               (2,828)

Other income and (expense)
    Interest ..............................                 (82)                (355)                (182)              (1,466)
    Other .................................                   0                 (106)                  16                 (126)
                                                   ------------         ------------         ------------         ------------
Income (loss) before income tax ...........                 575               (2,545)                 494               (4,420)

  Income tax (expense) benefit ............                  (3)                  17                  (24)                 (10)
                                                   ------------         ------------         ------------         ------------
Net income (loss) .........................        $        572         $     (2,528)        $        470         $     (4,430)
                                                   ------------         ------------         ------------         ------------
                                                   ------------         ------------         ------------         ------------
Weighted average shares outstanding .......          48,095,278           40,250,643           47,473,621           28,303,647

Basic earnings (loss) per common share ....        $       0.01         $      (0.06)        $       0.01         $      (0.16)
                                                   ------------         ------------         ------------         ------------
                                                   ------------         ------------         ------------         ------------
Diluted earnings (loss) per common share ..        $       0.01         $      (0.06)        $       0.01         $      (0.16)
                                                   ------------         ------------         ------------         ------------
                                                   ------------         ------------         ------------         ------------


The accompanying notes are an integral part of these statements.

                       VISTA 2000, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)


                                                                   Nine Months ended  Nine Months ended
                                                                     Sept 26, 1998      Sept 27, 1997
                                                                   -----------------  -----------------
Cash flows provided (used) by operating activities:
   Net income (loss) ........................................          $    470           $ (4,430)
   Adjustments to reconcile net loss to net cash used
      by  operations:
      Depreciation  and amortization ........................               241              1,479
      (Gain) Loss on disposal of property and equipment .....              (893)             2,876
      Stock based compensation expense ......................                                   53
      (Increase) decrease in operating assets:
         Accounts receivable ................................             2,592              1,089
         Inventories ........................................            (2,084)            (1,376)
         Prepaid expenses and other current assets ..........               202                815
         Deferred charges and other assets ..................               227             (1,200)
      Increase (decrease) in operating liabilities:
         Accounts Payable ...................................              (398)              (741)
         Accrued liabilities ................................            (1,240)            (2,556)
                                                                       --------           --------
              Net cash used by operating activities .........              (883)            (3,991)
                                                                       --------           --------
Cash flows provided (used) by investing activities:
   Purchases of property and equipment ......................              (481)            (3,099)
   Proceeds from sale of operating assets ...................               893             26,854
                                                                       --------           --------
             Net cash provided by investing activities ......               412             23,755
                                                                       --------           --------
Cash flows provided (used) by financing activities:
   Net proceeds from short-term borrowings ..................                 0                150
   Net proceeds (payments) from long-term obligations .......               552            (19,921)
   Proceeds from issuance of common stock ...................                 0                889
   Proceeds from exercise of stock options and warrants .....               121                177
   Purchase of treasury stock ...............................                 0                (93)
                                                                       --------           --------
             Net cash provided (used) by financing activities               673            (18,798)
                                                                       --------           --------
Effect of exchange rates on cash and cash equivalents .......               (34)                (6)
                                                                       --------           --------
Net increase in cash during period ..........................               168                960
Cash and cash equivalents at the beginning of the period ....             2,122              1,165
                                                                       --------           --------
Cash and cash equivalents at the end of the period ..........          $  2,290           $  2,125
                                                                       --------           --------
                                                                       --------           --------


The accompanying notes are an integral part of these statements.

                        Vista 2000, Inc. And Subsidiaries
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 1998



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

Note 2. Net Earnings (Loss) Per Common Share

         Basic earnings (loss) per common share has been calculated using the weighted average number of shares of common stock outstanding during each period. Diluted net income per common share was calculated based on total shares of 48,645,619 and 48,270,548 for the three and nine months ended September 26, 1998 respectively. The increase in shares utilized in calculating diluted earnings per share reflects the estimated dilutive impact of issued but unexercised stock options based on the treasury stock method. In 1997, diluted earnings per share excluded any impact from the exercise or exchange of common stock equivalents because the effect of such exercise or exchange would be antidilutive.

Note 3.  Inventories

         Inventories consist of the following (in thousands):


                                             Sept 26,          Dec 27,
                                               1998             1997
                                             -------           -------
          Raw materials ..........           $ 1,934           $ 1,752
          Work-in-process ........               445               330
          Finished goods .........            12,198            10,411
                                             -------           -------
                                             $14,577           $12,493
                                             -------           -------
                                             -------           -------

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

Sales

         Total revenues for the three months ended September 26, 1998 were $8,583,000, down from $16,101,000 for the comparable quarter in 1997. The decrease in sales is primarily attributable to the sale of the Company's American Consumer Products (ACPI) subsidiary's key manufacturing, letters, numbers and signs manufacturing, real estate and related businesses on August 25, 1997 and the resulting absence of this activity in 1998. In addition, the Company's Boss Manufacturing subsidiary's sales declined approximately 14% from the comparable quarter in 1997 due to reduced volume and reduced selling prices resulting from lower pricing on imported goods.

         On a year-to-date basis, revenues were also down substantially at $27,114,000 for the nine months ended September 26, 1998 compared to $63,392,000 in 1997. This decrease is due primarily to the absence of revenues associated with the ACPI assets sold in August 1997. Boss Manufacturing sales were down roughly 8% during the first nine months of 1998 in comparison to 1997 which the Company attributes to an unusually warm winter in the mid-west and reduced sales in the Company's manufacturing and industrial market segment during the second and third quarters.

Cost of Sales

         Cost of sales for the three months ended September 26, 1998 totaled $6,246,000 compared to a cost of sales in the corresponding 1997 period of $11,185,000. The drop in cost of sales expense is due to the significant sales decrease previously discussed. On a percentage of sales basis, the gross margin for the second quarter of 1998 was approximately 27.2% compared to 30.5% in 1997. This decline in margin is due to the change in product mix resulting from the disposal of ACPI operations in 1997. The Company's glove operations generate a lower margin than certain of the operations sold in 1997.

         On a year to date basis, through September 26, 1998 cost of sales declined to $19,477,000 from $43,933,000 in 1997 for the same reasons discussed above. Gross margin, on a percentage of sales basis, totaled 28.1% through nine months for 1998, down about 2.5% from the prior year. As discussed above, the significant change in product mix between the periods was the major cause of this margin erosion.

Operating Expenses

         Operating expenses (selling, general and administrative expenses) totaled $2,573,000 for the three months ended September 26, 1998, as compared to $5,479,000 for the corresponding period of 1997. The decrease is substantially attributable to reductions of staff, legal and auditing expenses at the Company's corporate headquarters and the sale of ACPI operations during August 1997.

         For the nine month period, operating expenses were $7,870,000 in 1998 versus $19,411,000 in 1997 due to the Company's restructuring and consolidation efforts.

Sale of Operating Assets

         During the third quarter of 1998, the Company recorded a gain of $893,000 on the final settlement of the sale of ACPI assets sold in August 1997. This settlement reflected a payment received in August 1998 covering certain post closing adjustments to account for changes in assets and liabilities between the date of the sale agreement and the closing of the sale. The Company had previously been involved in a dispute with the buyer concerning the post-closing adjustment and certain other alleged breaches with regard to the sales agreement. All disputes were resolved in connection with the final settlement.

 Liquidity and Capital Resources

         For the nine months ended September 26, 1998, the Company's operating activities used cash of $883,000 compared to a $3,991,000 use of cash for the comparable period in 1997. This improvement is attributable to the substantial reduction in the Company's net loss and reduced working capital cash requirements during 1998. The primary working capital cash requirements through nine months in 1998 were increased inventory and reduced accrued liabilities partially offset by reduced accounts receivable. Inventory increased $2,084,000 reflecting the Company's normal seasonal inventory build for the fourth quarter. Accrued liabilities were down from year end due to the payment in 1998 of certain legal and professional, employee benefit and settlement expenses accrued in 1997. Accounts receivable declined from year-end due to both the overall lower level of sales in 1998 and the impact of slow summer sales.

         Cash provided by investing activities declined to $412,000 for the nine months ended September 26, 1998, down from $23,755,000 in 1997 because of the Company's substantial asset sale in 1997. Capital expenditures of $481,000 in 1998 consisted primarily of building improvements in process to allow consolidation of warehousing activities. In addition, the Company made certain computer system purchases to upgrade information technology systems which should enable the Company to become Year 2000 compliant.

         Financing activities provided cash of $673,000 during the first nine months of 1998 resulting primarily from increased borrowing to support seasonal working capital requirements.

         Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $3,250,000 as of September 26, 1998. The Company's letters of credit totaling $2,000,000 issued in connection with the sale of ACPI assets were released as part of the final settlement reached during the third quarter. This left approximately $6,750,000 available under the current credit facility which management believes should provide adequate liquidity for the Company's expected working capital and operating needs.



Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.


PART II. --OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of commercial disputes. In the opinion of management, the ultimate disposition of these matters should not materially impair the Company's consolidated financial position or liquidity.

         In the second quarter of 1997, the Company sold all the stock in Alabaster Industries, Inc. (Alabaster) for $2.0 million. Payment consisted of $500,000 in cash and a $1.5 million note receivable secured by a mortgage on certain Alabaster real property. In 1998, Alabaster filed for protection under federal bankruptcy law. Accordingly, the Company established a loss allowance of $450,000 on the Alabaster note receivable as of December 27, 1997 to reflect the estimated net realizable value of the mortgage.

         The Company has been notified by Alabaster's bankruptcy counsel that Alabaster may seek to recover the $500,000 cash down payment received by the Company and seek to avoid the $1,500,000 note receivable and the mortgage. The Company believes it has defenses to any such action and intends to vigorously defend its rights in this matter. The parties are reviewing applicable documents relating to these issues and it is too early to predict the eventual outcome of this claim. Because of this uncertainty, no further adjustment has been made in the financial statements concerning the valuation or collectibility of the Alabaster note receivable.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security holders

         The 1998 Annual Meeting of the Company's stockholders was held on Tuesday, October 8, 1998 in Kewanee, IL. At the meeting the stockholders voted on the following items:

         1) Elected six directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.


                                             For        Against      Abstain
                                             ---        -------      -------
              G. Louis Graziadio, III    30,451,257     485,742     3,647,050

              Perry A. Lerner            30,476,598     485,742     3,621,709

              Lee E. Mikles              30,485,619     485,742     3,612,688

              Paul A. Novelly            30,484,421     485,742     3,613,886

              Richard D. Squires         30,484,278     485,742     3,614,029

              Shyam H. Gidumal           30,486,267     485,742     3,612,040

         2) Approved the proposal for a twenty-five-for-one ("25:1") reverse stock split; the number of shares authorized by the Articles of Incorporation shall remain at 50,000,000.

              34,478,475  for      2,026,305  against     203,181  abstain

         3) Approved the proposal to adopt the Company's 1998 Incentive Stock Option Plan and to reserve 210,000 shares for issuance thereunder (after consideration of the 25:1 reverse stock split).

              17,687,877  for      7,120,299  against     318,501  abstain

         4) Approved the proposal to adopt the Company's 1998 Non-Employee Director Stock Option Plan and to reserve 90,000 shares for issuance thereunder (after consideration of the 25:1 reverse stock split).

              17,515,671  for      7,293,875  against     288,612  abstain

         5) Approved and ratified the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 26, 1998.

              35,825,642  for      501,581  against       163,177  abstain

         6) Approved the proposal to change the name of the Company from Vista 2000, Inc. to Boss Holdings, Inc.

              35,271,092  for      507,434  against       735,739  abstain

Item 5.  Other Information

         None.


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

                                          VISTA 2000, INC.



Dated:  November 10, 1998                 By: /s/  J. Bruce Lancaster
                                              -----------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)