Form 10-K
period 1998-12-26
BOSS HOLDINGS INC
filed 1999-04-12
CIK 916802

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 26, 1998
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-23204

                              BOSS HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                             58-1972066
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

  221 WEST FIRST STREET, KEWANEE, ILLINOIS                61443
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (309) 852-2131

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $.25 PAR VALUE
                               SERIES A WARRANTS

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates as of March 12, 1999 was approximately $2.2 million.

    There were 1,917,071 shares of the Registrant's common stock outstanding as of March 12, 1999. The Company's Series A Warrants expired during 1998 and were not renewed or extended.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           INCORPORATION BY REFERENCE

    Specified portions of the registrant's definitive proxy statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                   FORWARD LOOKING STATEMENTS OR INFORMATION

    Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under "Current Developments", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: uncertainties and changes in general economic conditions, unusual weather patterns which could affect domestic demand for the registrant's products, performance and price issues with international suppliers, the unanticipated impact of Year 2000 issues, pricing policies of competitors and the ability to attract and retain employees in key positions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

                                     PART I

ITEM 1. BUSINESS

    As used in this report, the terms "Boss" and "Company" refer to Boss Holdings, Inc. (the Registrant) and its operating subsidiaries. Boss Holdings, Inc., a Delaware corporation, is the successor by merger to Firearm Safety Products, Inc., a Georgia corporation, organized in December, 1991, which engaged in the development and sale of consumer products. In October 1994, under prior management, the Company completed an initial public offering under the name Vista 2000, Inc. On December 7, 1998, the Company changed its name from Vista 2000, Inc. to Boss Holdings, Inc. reflecting the tradename of its primary operating subsidiary, Boss Manufacturing Company, a Delaware corporation ("BMC").

    During 1994 and 1995, Vista 2000 grew quickly as a result of a series of equity offerings and business acquisitions engineered by former management. In March, 1996, the Audit Committee of the Board of Directors, consisting of the Company's two outside (i.e. non-employee) directors who are no longer associated with the Company, initiated an investigation of the integrity of the Company's then existing financial reporting procedures and management. The investigation resulted in the Company restating its prior results of operation to disclose substantially greater losses than previously reported. As a result of this investigation, Richard P. Smyth, then Chairman of the Board of Directors and Chief Executive Officer, resigned his positions with the Company on April 16, 1996. The Company subsequently filed a lawsuit against Mr. Smyth which alleged, among other things, fraud, misappropriation of funds and breach of fiduciary duty. This litigation is still pending.

    Beginning in mid-April 1996, 17 class action lawsuits were filed against the Company and certain other entities and individuals relating to activities of the Company while under control of prior management and the prior Board of Directors. All of the lawsuits eventually were consolidated and on March 14, 1997, the litigation was settled by a final judgment and order of dismissal entered in the U.S. District Court for the Northern District of Georgia.

    The Company's securities were delisted by NASDAQ effective May 31, 1996 and have not been relisted. On June 7, 1996, the Company entered into an agreement with a shareholder, Ginarra Holdings, Inc. ("Ginarra") to add six additional outside directors to the Board of Directors which, at that time, consisted of three members. Pursuant to the terms of that agreement, six Ginarra nominees were appointed as directors of the Company. Since that time new management has taken action to stabilize the Company's operations, obtain appropriate audited financial statements, and comply with applicable public reporting requirements.

    During 1997, the Company undertook a restructuring which included the sale of a substantial portion of the Company's operating assets. As a result of this restructuring, Boss now operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supply business segment.

WORK GLOVES AND PROTECTIVE WEAR

    Through BMC, the Company manufactures, imports and markets gloves, boots and rainwear products serving two primary markets--consumer and industrial. The consumer market represents approximately 60% of sales and consists of retailers ranging from mass merchandisers to convenience stores as well as grocery and hardware stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These customers include companies in the agricultural, automotive, energy, lumber and construction industries.

    BMC markets its products directly through its own sales force to major retail stores and to industrial consumers as well as through distributors and manufacturer representatives. BMC products are sold primarily to customers in the United States, with certain products also marketed in Canada.

    The work glove and protective wear market is intensely competitive with a high degree of price competition. BMC competes on the basis of service, quality and variety. Having participated in this segment for over 100 years, BMC and the Boss tradename are well known in the industry. The market for work gloves and protective wear is highly fragmented and served by a large number of domestic and foreign competitors ranging in size from small sole proprietorships to several companies substantially larger than BMC.

    Sales in the work glove and protective wear segment have historically exhibited seasonal fluctuations. Cold weather months generally provide increased sales while warm weather historically results in slower sales activity. Because of this seasonality, sales tend to be higher in the Company's first and fourth quarters and lower during the second and third quarters.

    BMC sells to a broad customer base approximating two thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 1998, BMC had an open order backlog of approximately $900,000, down from about $1,100,000 at the end of 1997.

    Materials used in the work glove and protective wear segment have generally been widely available through a number of sources. The Company does not anticipate shortages of either raw materials or purchased goods for resale. However, the Company has, during its history, experienced limitations in the supply of certain imported glove styles. Availability is further subject to interruptions in shipping and quota constraints.

    The Boss logo is an important trademark of the Company which it vigorously defends in the market. In addition, BMC has various registered names and trademarks for specific products which the Company believes add substantial value in the sales and marketing efforts associated with this segment. The Company is currently involved in certain trademark litigation as further described under "Item 3--Legal Proceedings". Additional financial information on the work gloves and protective wear segment is included in the "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

PET SUPPLIES

    The Warren Pet ("Warren") division of the Company's Boss Manufacturing Holdings, Inc. subsidiary manufactures, imports and markets a line of pet supplies to various retail outlets. Products in this line include dog and cat toys, collars and leads, chains and rawhide products. Warren markets its product line primarily to agricultural and hardware retailers utilizing a network of regional distributors. Essentially all sales are within the United States.

    The pet supplies industry is extremely competitive. A small group of companies substantially larger than Warren dominate the industry. Warren competes primarily in selected market niches by focusing on customer service and favorable pricing. In 1998, Warren's three largest customers accounted for approximately 60% of sales. To broaden the account base and reduce its customer concentration, Warren has expanded its network of regional distributors.

    Warren generally has multiple sources of supply for substantially all of its material requirements. The raw materials and various purchased components required for its products have generally been readily available in sufficient quantities. Because of the nature and size of Warren's operations, the open order backlog was not material at the end of 1998 or 1997.

    Additional financial information on the pet supplies segment is included in the "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ENVIRONMENTAL MATTERS

    The Company is subject to various federal, state and local regulations concerning the environment. Efforts to maintain compliance with such regulations have not required expenditures material to the Company's over-all operating performance or financial condition. However, the Company can provide no assurance that expenditures in this area will not become more significant in the future.

EMPLOYEES

    As of December 26, 1998, Boss employed approximately 390 full-time associates. Of these, about 25 hourly associates located at the BMC distribution facility in Springfield, Illinois were represented by the UNITE labor organization under a collective bargaining agreement. At year-end, about 320 associates were located in the United States with 70 located in Mexico and Canada.

    The Company believes its employee relations are excellent as evidenced by relatively low turnover rates at most facilities. However, attracting and retaining employees has become more difficult because of current low-unemployment economic conditions in the U.S. Additionally, the availability of skilled sewing machine operators and new applicants has declined. The Company's past success in this area cannot assure attainment of future employment objectives.

ITEM 2. PROPERTIES

    The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 26, 1998. The principal executive offices are located in Kewanee, Illinois.

                                                             CHARACTER           SQUARE     ANNUAL       LEASE
LOCATION                                  CITY                GENERAL             FEET       RENT      EXPIRATION
-----------------------------------  --------------  -------------------------  ---------  ---------  ------------
Alabama............................  Greenville      Manufacturing                 86,000          0     Owned
Alabama............................  Monroeville     Manufacturing                  5,000  $   3,600   Month-to-
                                                                                                         month
Br. Columbia, Canada...............  Vancouver       Distribution                   6,000     14,400   Month-to-
                                                                                                         month
Florida............................  Hollywood       Manufacturing and             15,000     90,000    3/31/99
                                                     Distribution
Illinois...........................  Kewanee         Administrative Office         10,200          0     Owned
Illinois...........................  Kewanee         Manufacturing,               147,000          0     Owned
                                                     Distribution & Admin
Illinois...........................  Springfield     Distribution                  80,000          0     Owned
Mexico.............................  Juarez          Manufacturing                 35,400          0     Owned
Ontario, Canada....................  Concord         Manufacturing,                18,400     62,560   Month-to-
                                                     Distribution & Admin                                month
Texas..............................  El Paso         Warehouse                      1,770     11,664   Month-to-
                                                                                                         month
Washington.........................  Kent            Warehouse                     25,000  $  90,000   Month-to-
                                                                                                         month

    The above properties are predominantly used in the work glove and protective wear segment. As of December 26, 1998, Warren's manufacturing and distribution center was located in Hollywood, Florida. The Company currently is moving this operation to its owned facilities in Kewanee to streamline and consolidate operations. Warren plans to terminate the Hollywood, Florida facility lease upon its expiration at the end of March, 1999. In addition, the Company plans to close its warehouse facility in Kent, Washington during the first half of 1999 and consolidate such operations with its owned facilities in Kewanee, Illinois.

    The Company believes the above listed facilities provide adequate productive and distribution capacity to provide for anticipated demand. Utilization of the various facilities fluctuates significantly during the year based on order and inventory levels. The Company considers its properties to be generally well-maintained and in suitable condition to carry on the Company's business.

ITEM 3. LEGAL PROCEEDINGS

    The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of commercial disputes. Management believes the ultimate disposition of these matters should not materially impair the Company's consolidated financial position or liquidity.

    In April 1996, the Company was notified by the SEC that it had commenced an informal investigation of the Company related to the activities of its former management. The status of the investigation was changed to a formal private investigation in January, 1997. The Company has responded to the SEC's request for information and will continue to cooperate with the SEC in this matter. Independently, the Company through its Audit Committee conducted an internal investigation of the facts and circumstances surrounding the investigation.

    The Company has been named in an adversary proceeding styled ALABASTER INDUSTRIES, INC. V. BOSS HOLDINGS, INC. AND W.R. HILL CO., INC.filed in the United States Bankruptcy Court for the Northern District of Alabama, Southern Division. The adversary proceeding was commenced in December, 1998, in connection with the Chapter 11 bankruptcy reorganization case of Alabaster Industries, Inc. The suit alleges a fraudulent conveyance by the Company in the 1997 sale of its stock in Alabaster Industries, Inc. This action seeks recovery of the $500,000 down payment received by the Company and further seeks to set aside the $1.5 million note and mortgage held by the Company. The Company has vigorously defended itself in this proceeding and believes it has valid defenses in this action. The bankruptcy proceedings of Alabaster Industries were recently converted to a Chapter 7 liquidation under the U.S. Bankruptcy Code and the Company is actively pursuing enforcement of the note and mortgage.

    The Company is a plaintiff in an action entitled BOSS MANUFACTURING COMPANY
V. HUGO BOSS AG, ET AL., filed in November, 1997 and currently pending in the U.S. District Court for the Southern District of New York alleging trademark infringement, trademark dilution and breach of contract. The Company seeks damages against Hugo Boss in connection with the sale and distribution in the U.S. of gloves, boots and other products bearing the "Boss" trademark. The Company has obtained injunctive relief which prevents Hugo Boss AG from selling gloves and boots in the United States during the pendency of the action and requires Hugo Boss to recall certain boots and gloves from the U.S. market. The parties currently have stayed proceedings in this litigation in order to pursue a possible settlement. The Company intends to continue defending its valuable trademark and tradename rights by all appropriate proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its 1998 Annual meeting on October 8, 1998. Details as to the matters submitted to a vote of security holders at this meeting were reported in the Company's Quarterly Report on Form 10-Q for the period ended September 26, 1998 filed with the Securities and Exchange Commission on November 10, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock (symbol: BSHI) is not currently listed on any stock exchange. Prior to December 8, 1998, the Company's common stock symbol was VIST. The Company's common stock traded on NASDAQ under the VIST symbol until May 31, 1996, when the Company's stock was delisted. Since that time, there has been no established public trading market for the Company's stock.

    Although there is no established public trading market for the Company's stock, the Company is aware that there may be limited or sporadic quotations available concerning transactions in the Company's stock. These quotations primarily are provided by Internet services, such as Instinet, which include reports on thinly traded over-the-counter securities. As of March 12, 1999, Instinet reported a closing price of $1.75 for the Company's common stock.

    Stockholders of record at February 28, 1999 numbered approximately 2,600. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion. The board of directors may review and modify the Company's dividend policy in the future.

ITEM 6. SELECTED FINANCIAL DATA

    The following table depicts selected consolidated financial data for the five year period ended December 26, 1998 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                        CONSOLIDATED BALANCE SHEET DATA

                                                                                          AS OF
                                                            ------------------------------------------------------------------
                                                            12/26/98   12/27/97   12/28/96   12/30/95    12/31/94     9/30/94
                                                            ---------  ---------  ---------  ---------  -----------  ---------
                                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)
Working capital (deficit).................................  $  18,363  $  17,438  $  30,587  $  30,393   $    (212)  $  (3,235)
Total assets..............................................     28,970     28,562     61,771     65,311       1,597       1,430
Long-term debt, including current.........................      5,335      4,020     24,302     23,636         695       1,036
Stockholders' equity......................................     19,835     19,123     24,161     21,125          (9)     (3,178)

                   CONSOLIDATED STATEMENT OF OPERATIONS DATA

                                                           YEAR       YEAR        YEAR        YEAR      3 MONTHS      YEAR
                                                           ENDED      ENDED      ENDED       ENDED        ENDED       ENDED
                                                         12/26/98   12/27/97    12/28/96    12/30/95    12/31/94     9/30/94
                                                         ---------  ---------  ----------  ----------  -----------  ---------
Net sales..............................................  $  37,543  $  78,400  $  110,955  $   32,422   $       1   $     137
Cost of sales..........................................     26,762     54,703      79,290      28,244          26         314
  Gross profit.........................................     10,781     23,697      31,665       4,178         (25)       (177)
                                                         ---------  ---------  ----------  ----------  -----------  ---------
Operating expenses.....................................     10,739     24,396      37,508      17,318         858       1,721
Gain (Loss) from asset sales/writedowns................        893     (3,792)    (10,787)         --          --          --
Loss from disposed business............................         --         --          --      (1,147)         --          --
                                                         ---------  ---------  ----------  ----------  -----------  ---------
  Operating earnings (loss)............................        935     (4,491)    (16,630)    (14,287)       (883)     (1,898)
Interest expense.......................................       (381)    (1,799)     (2,174)       (649)       (143)       (266)
Other income (expense).................................         18         11        (351)        273           4          45
                                                         ---------  ---------  ----------  ----------  -----------  ---------
Net earnings (loss) before income taxes................        572     (6,279)    (19,155)    (14,663)     (1,022)     (2,119)
Income tax benefit (expense)...........................         68       (256)       (246)         --          --          --
Net earnings (loss)....................................  $     640  $  (6,535) $  (19,401) $  (14,663)  $  (1,022)  $  (2,119)
                                                         ---------  ---------  ----------  ----------  -----------  ---------
                                                         ---------  ---------  ----------  ----------  -----------  ---------
Basic earnings (loss) per share........................  $    0.34  $   (5.13) $   (30.08) $   (58.24)  $   (9.08)  $  (24.86)
                                                         ---------  ---------  ----------  ----------  -----------  ---------
                                                         ---------  ---------  ----------  ----------  -----------  ---------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

SALES BY SEGMENT $(000)                                             1998       1997       1996
----------------------------------------------------------------  ---------  ---------  ---------
Work Gloves & Protective Wear...................................     31,600     36,009     36,578
Pet Supplies....................................................      3,955      4,155      4,296
Keys, Letters, Numbers & Signs..................................          0     33,367     55,711
Corporate & Other...............................................      1,988      4,869     14,370
                                                                  ---------  ---------  ---------
Total Sales.....................................................     37,543     78,400    110,955
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

1998 COMPARED TO 1997

    Consolidated 1998 sales declined $40,857,000, or 52.1%, from 1997 due primarily to the Company's sale of assets associated with the Keys, Letters, Numbers and Signs business segment (the "Keys and Letters Sale") in August 1997. The Company's 1997 results of operations included $33,367,000 of sales in this segment through the date of the Keys and Letters Sale. The Company's sale of its interest in Alabaster Industries, Inc. (the "Alabaster Sale") during the second quarter of 1997 also contributed to the difference in sales revenue in comparison to the prior year. The Company's 1997 results of operations included approximately $2,835,000 of sales from operations disposed of in the Alabaster Sale. Alabaster sales are included in the Company's Corporate and Other segment in the above table.

    In addition to the Company's loss of sales due to the above restructuring activities, 1998 sales in the Work Gloves and Protective Wear segment declined $4,409,000, or 12.2%, from the prior year. Sales were down in both the Consumer and Industrial markets in this segment on reduced volume and lower selling prices.

    Volume declined due to a number of factors including unusually warm winter weather in the mid-western United States and historically low oil prices which have depressed sales to the oil exploration and development industry. The Company's selling prices declined throughout 1998 because of lower pricing on imported goods. The chaotic Asian economy appears to have created a temporary over-supply condition further exacerbated by reduced domestic demand. This imbalance resulted in strong price competition during 1998 which forced selling prices down.

    The Work Gloves and Protective Wear segment accounted for most of the Company's sales after the business restructuring efforts of 1996 and 1997. This segment represented 84% of sales in 1998, up from 46% in 1997 and 33% in 1996. Management anticipates that 1999 market conditions will continue to be extremely competitive in this segment.

1997 COMPARED TO 1996

    On a consolidated basis, 1997 sales decreased $32,555,000, or 29.3%, from 1996. Essentially all of this sales reduction was attributable to the Company's restructuring activities in 1996 and 1997. The Keys and Letters Sale resulted in a 1997 sales decline of $22,344,000 compared to 1996 while the Alabaster Sale caused a $6,065,000 sales reduction.

    In addition, the Company's 1996 sale of assets associated with the Family Safety Products, Inc. operations (the "FSPI Sale") resulted in a 1997 sales reduction of approximately $2,900,000 in comparison to 1996. Sales in the Company's other business segments were little changed from 1996.

GROSS MARGIN

GROSS MARGIN BY SEGMENT $(000)                                       1998       1997       1996
-----------------------------------------------------------------  ---------  ---------  ---------
Work Gloves & Protective Wear....................................      8,691      9,782     10,343
Pet Supplies.....................................................      1,284      1,000      1,184
Keys, Letters, Numbers & Signs...................................          0     11,768     19,137
Corporate & Other................................................        806      1,147      1,001
                                                                   ---------  ---------  ---------
Total Gross Margin...............................................     10,781     23,697     31,665
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

1998 COMPARED TO 1997

    In total, the Company generated $12,916,000 less gross margin in 1998 than in 1997. This reduction was primarily attributable to the lower sales in 1998 as previously discussed. On a percentage of sales basis, the 1998 gross margin declined 1.5%, from 30.2% in 1997 to 28.7% in 1998.

    The gross margin percentage declined in 1998 due principally to the change in product mix subsequent to the Keys and Letters Sale. Margins in the Keys, Letters, Numbers and Signs segment were 35.3% in 1997 while margins in the Work Gloves and Protective Wear segment averaged 27.2% in 1997 and 27.5% in 1998. As discussed above, the sales mix shifted to a significantly higher composition of Work Gloves and Protective Wear in 1998.

    The Company has maintained a relatively constant gross margin in the Work Gloves and Protective Wear segment during the years presented and expects to continue this trend. Management efforts will be directed toward improving margins in the Company's secondary business segments through consolidation of facilities and reduction of overhead expenses.

1997 COMPARED TO 1996

    The Company's 1997 gross margin of $23,697,000 represented a decline of $7,968,000 from 1996. This reduction resulted from the Company's Keys and Letter Sale and Alabaster Sale in 1997. While down in total, the gross margin increased to 30.2% of sales in 1997, up from 28.5% in 1996. The bulk of this increase was attributable to the Alabaster Sale in the second quarter of 1997. This business operated at a gross margin below 10% of sales in 1996 and 1997.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

S,G & A EXPENSE BY SEGMENT $(000)                                    1998       1997       1996
-----------------------------------------------------------------  ---------  ---------  ---------
Work Gloves & Protective Wear....................................      7,731      7,984      7,644
Pet Supplies.....................................................      1,120      1,184      1,387
Keys, Letters, Numbers & Signs...................................          0     11,372     16,051
Corporate & Other................................................      1,888      3,856     12,426
                                                                   ---------  ---------  ---------
Total S, G & A Expenses..........................................     10,739     24,396     37,508
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

1998 COMPARED TO 1997

    Selling, General and Administrative ("S, G & A") expenses dropped $13,657,000 in 1998 compared to 1997. On a percentage of sales basis, S, G & A expenses declined from 31.1% in 1997 to 28.6% in 1998. As in the case of sales and gross margin reductions, the primary factor in the S, G & A expense decline was the Keys and Letters Sale. The Alabaster Sale also reduced S, G & A expense by $862,000 in 1998 compared to the previous year.

    S, G & A expenses were down an additional $1,106,000 at the Company's Corporate and Other segment in 1998 due in large part to reductions in staff, legal and auditing expenses. The Company closed its corporate office in Atlanta, Georgia during the second quarter of 1998. In the Work Gloves and Protective Wear segment, 1998 S, G & A expenses declined 3.2% from 1997 because of certain expenses incurred during 1997 in connection with the Company's consolidation of facilities.

1997 COMPARED TO 1996

    In 1997, S, G & A expenses dropped $13,112,000 from the prior year and decreased from 33.8% of sales in 1996 to 31.1% in 1997. The FSPI Sale, Keys and Letters Sale and Alabaster Sale contributed substantially to this reduction. In addition, the Company reduced the staffing and overhead costs associated with its corporate facilities in Atlanta during 1997. S, G & A expenses increased in the Work Gloves and Protective Wear segment in 1997 due to expenses incurred in connection with the Company's consolidation of facilities and higher selling expenses.

OPERATING INCOME BEFORE ASSET SALES AND WRITEDOWNS

OPERATING INCOME (LOSS) BEFORE
  ASSET SALES BY SEGMENT $(000)                                      1998       1997       1996
-----------------------------------------------------------------  ---------  ---------  ---------
Work Gloves & Protective Wear....................................        960      1,798      2,699
Pet Supplies.....................................................        164       (184)      (203)
Keys, Letters, Numbers & Signs...................................          0        396      3,086
Corporate & Other................................................     (1,082)    (2,709)   (11,425)
                                                                   ---------  ---------  ---------
Total Operating Income (Loss)....................................         42       (699)    (5,843)
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

1998 COMPARED TO 1997

    The Company generated operating earnings of $42,000 in 1998, an improvement of $741,000 over 1997. Although low, the 1998 earnings represent a significant improvement in comparison to prior years due to the Company's restructuring and consolidation activities.

    Operating income in the Company's Work Gloves and Protective Wear segment declined $838,000 from 1997 due to the reduced sales and resulting lower gross margin in this segment previously discussed. The Company's operating loss in the Corporate and Other segment declined substantially from 1997 due to the sale of unprofitable operations and reduced corporate expenses.

1997 COMPARED TO 1996

    The Company's 1997 operating loss of $699,000 represented an improvement of $5,144,000 from 1996. This improvement was substantially attributable to the FSPI Sale and Alabaster Sale, partially offset by reduced operating income from the Keys, Letters, Numbers and Signs and Work Gloves and Protective Wear segments.

ASSET SALES AND WRITEDOWNS

    During the third quarter of 1998, the Company recorded a gain of $893,000 on the final settlement of the Keys and Letters Sale. This settlement reflected a payment received in August 1998 covering certain post-closing adjustments to account for changes in assets and liabilities between the date of the sale agreement and the closing of the sale.

    In 1997, the Company recorded losses of $3,792,000 on the sale of certain businesses and assets. Approximately $2,400,000 of this loss resulted from the Keys and Letters Sale with the balance attributable to the Alabaster Sale.

OTHER INCOME (EXPENSE)

    Because of the debt reductions resulting from the Company's restructuring efforts, interest expense declined to $381,000 in 1998, down $1,418,000 from 1997. 1997 interest expense totaled $1,799,000, a decline of $375,000 from 1996 due to the pay down of loans after the Keys and Letters Sale in the third quarter.

INCOME TAX EXPENSE

    In 1998, the Company recorded an income tax benefit of $68,000. This benefit was attributable to state income tax refunds available to the Company. Because of losses in prior years, the Company had no federal income tax expense in 1998 and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to changes in control experienced in 1996 and 1997.

NET INCOME

    The Company generated net income of $640,000 in 1998, compared with a net loss of $6,535,000 during 1997. The Company's earnings resulted principally from the gain associated with the final settlement on the Keys and Letters Sale as well as reduced operating losses and interest expense attributable to restructuring and consolidation efforts.

    The Company's 1997 net loss of $6,535,000 was due primarily to substantial losses on the Keys and Letters Sale and the Alabaster Sale in addition to a high level of interest expense during the year.

LIQUIDITY AND CAPITAL RESOURCES

    During 1998, the Company's operating activities used $1,457,000 of cash, down $2,512,000 from the $1,055,000 cash generated by operating activities in 1997. Despite significantly improved earnings in 1998, working capital changes consumed $1,549,000 in 1998 as opposed to providing cash of $1,733,000 in 1997.

    Because of reduced sales in 1998, accounts receivable declined producing a cash inflow of $1,245,000. However, the Company's inventory increased due to the larger than anticipated sales decline using cash of $1,284,000. In addition, during 1998 the Company paid certain liabilities incurred in prior years including various legal and professional fees, insurance claims, legal settlements, and income taxes resulting in a $1,464,000 use of cash. In 1997, working capital provided cash due primarily to reduced inventories and reductions of certain other assets.

    Cash provided by investing activities totaled $79,000 in 1998, down from $20,092,000 in 1997. In 1998, the Company received net proceeds of $893,000 in settlement of the Keys and Letters sale and expended $818,000 in purchases of property and equipment. Major property and equipment expenditures included approximately $540,000 for the renovation of a 147,000 square foot distribution facility acquired in Kewanee, Illinois and $145,000 on new computer systems. Essentially all purchases of property and equipment occurred in the work gloves and protective wear segment, though certain of the facilities and computer systems may also be utilized by other segments.

    In 1997, the Company received $24,021,000 in cash from the sale of operating assets, primarily from the Keys and Letters sale. These proceeds were partially offset by $3,937,000 in purchases of property and equipment. Such purchases included $2,000,000 for the purchase of a warehouse in Springfield, Illinois used in the work gloves and protective wear segment. The bulk of the remaining purchases of property and equipment consisted of capitalized costs associated with the development of new key duplicating technology for the keys, letters, numbers and signs segment.

    Financing activities provided cash of $1,436,000 in 1998 due primarily to increased borrowings. In addition, the Company received $121,000 from the exercise of stock options. During 1997, financing activities represented a $20,143,000 use of cash as the Company used proceeds from the sale of operating assets to reduce borrowings.

    The Company ended 1998 with $2,131,000 in cash and bank borrowings of $5,335,000. The cash position was essentially unchanged from year-end 1997, while borrowings increased by $1,315,000 due in large part to the payment of prior year liabilities as discussed above. At the end of 1998, the Company had available approximately $5,900,000 under its revolving bank line of credit.

    Working capital as of the end of 1998 increased to $18,363,000, up $925,000 from 1997. The Company ended 1998 with substantial liquidity and expects to have adequate liquidity to provide for anticipated obligations during 1999. On a longer term basis, the Company expects to generate sufficient cash from operations to meet the needs of its existing business operations. However, certain potential growth and expansion plans, if implemented, could require the Company to consider additional funding sources such as increased bank lines of credit, the issuance of additional capital stock, or the issuance of public or private debt. There can be no assurance that any of these funding sources will be available to the Company when and if required.

INFLATION

    The Company does not believe that the moderate rates of inflation experienced in the United States over the last three years have had a material effect on its net sales or profitability. The Company obtains manufactured goods from some foreign countries which have experienced deflationary conditions during the last three years, thereby decreasing the Company's cost of goods sold for some items, particularly in the work gloves and protective wear business segment. The Company believes such price changes have increased price competition in this segment.

YEAR 2000

INFORMATION SYSTEMS

    During 1998, the Company determined that various internally developed information systems key to business operations were not Year 2000 compliant. To address this problem, management made the decision to purchase new hardware and enterprise software in 1998. The Company utilized the resources of certain outside consultants to evaluate systems, assist in re-engineering business processes and develop implementation planning. Implementation of the software is now scheduled for completion in the third quarter of 1999. This project is currently about two months behind the initial schedule and certain staffing changes were made in the first quarter of 1999 to provide appropriate resources for implementation support.

    Certain accounting related modules of the new software are expected to be fully operational by the end of the first quarter. Conversion programs to transfer data from the current legacy systems to the new system should be completed by the end of the second quarter. During the second quarter, training, prototyping and testing on the new software will be conducted for all remaining modules. Final training and testing are scheduled for completion during the third quarter.

    The Company expects to continue to utilize certain of the legacy system programs in the future. Such programs have limited reliance on date sensitive information. Programming to correct any date sensitive coding is scheduled for the second quarter. In addition, certain interface programs may be required to transfer data between the new software and retained legacy systems. Development of these programs is included in the project schedule outlined above.

    In each functional area of the Company, teams have been developed with key managers assigned specific training, testing and prototyping responsibilities. A detailed implementation schedule has been developed which includes operational milestones in each functional area to measure progress and determine readiness.

    The new enterprise system currently being implemented by the Company is expected to cost approximately $500,000 including hardware, software and implementation training and consulting. Essentially all costs will be capitalized and depreciated over the expected useful life. Such costs do not include internal management time.

    Beyond providing Year 2000 compliance, the new enterprise system should enable the Company to operate more efficiently through system integration and on-line information capabilities. Availability of up to the moment information is expected to help the Company improve asset utilization as well as customer support.

OTHER

    The Company believes it has limited reliance on systems or equipment in other operational areas which rely on embedded chips. Management has assigned a team to conduct a further assessment of any such items during the second quarter of 1999. Should this assessment note additional reliance on embedded chip technology, appropriate corrective action will be taken to upgrade or replace affected systems and equipment.

    Various key suppliers to the Company were surveyed during the fourth quarter of 1998 to determine supply chain readiness. The Company continues to evaluate the results of this survey. However, the Company generally has a number of alternative suppliers available for most items which should minimize the Company's exposure should any supplier fail to deliver shipments due to a Year 2000 system failure.

    The scope of the Year 2000 issue remains uncertain. The Company may be subject to numerous associated risks, many beyond its control, such as failure of communications, power, inbound and outbound shipping and financial systems. At this time, the Company cannot quantify the potential impact of these failures.

    Assuming no major systemic failures, the most reasonably likely worst case scenario would center around failure to complete the current system implementation and inability to obtain certain imported products. The Company believes appropriate loss minimization strategies such as reprogramming internal systems and purchasing products from alternative suppliers should limit the cost and down-time of such a scenario without materially impacting the Company's liquidity or financial condition. The Company plans to develop appropriate contingency plans to address issues within the Company's control.

MARKET RISK

    The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not impacted by changes in interest rates and the Company has no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company's revolving credit facility.

OUTLOOK FOR 1999

    Over the past few years, the Company has been involved in a major restructuring and consolidation of facilities. The sale of various assets during this process enabled the Company to generate a small profit in 1998, the first recorded by the Company since going public in 1994 under the Vista 2000 name.

    Consolidated revenues have declined sharply from last year, as expected, because of the operations sold in 1997. The decline has been somewhat larger than anticipated due in part to reduced unit selling prices for work gloves. The Company's revenues and earnings now principally reflect its concentration in the Work Glove and Protective Wear business segment. These businesses are seasonal and dependent upon weather patterns and other factors beyond the Company's control.

    Because of the Asian economic turmoil during 1998 and its effect on many of the Company's purchased goods, continued low oil prices and depressed price levels for grain and livestock which may adversely impact the mid-west regional economy, management anticipates another challenging year from a sales perspective. The Company has introduced new labeling for many products and plans additional promotional efforts to increase sales during the year. Revenue growth, particularly in the Work Glove and Protective Wear segment, will be a significant priority for the future.

    During 1999, the Company will continue to pursue initiatives to consolidate facilities, improve asset utilization and to streamline its operations. These initiatives include improvements in distribution and logistics, and continued consolidation of corporate headquarters with the primary operating subsidiaries. The Company anticipates additional investments to modernize order fulfillment systems and improve system interfaces with customers in the consumer segment. Further, the Company will evaluate importing certain products to improve margins and profitability.

    The Company intends to continue its focus on improved earnings. To do so, management plans to evaluate a number of alternatives. Some of these alternatives include expanded sales and marketing programs, product line expansion, licensing opportunities, and potential acquisition and disposition opportunities. The Company can provide no assurance as to the success of such alternatives, if implemented, due to various risk factors including capital constraints faced by the Company to maintain adequate liquidity and the market reaction from competitors in the industry who are, in certain cases, larger than the Company with greater capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

    The following consolidated financial statements of the Company and its Accountants' Opinion are set forth in Part IV, Item 14, of this Report:

    (i) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the year ended December 26, 1998 the year ended December 27, 1997 and the year ended December 28, 1996.

    (ii) Consolidated Balance Sheets--December 26, 1998 and December 27, 1997.

   (iii) Notes to the Consolidated Financial Statements; and Unqualified Opinion of Independent Accountants dated February 19, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information appearing in the Company's Definitive Proxy Statement prepared in connection with its 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

    The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) (1) Financial Statements.

           The following consolidated financial statements of Boss Holdings, Inc. and Report of Independent Accountants are attached as pages F-1 through F-31 to this report:

           Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended December 26, 1998, December 27, 1997 and December 28, 1996;

           Consolidated Balance Sheets--December 26, 1998 and December 27, 1997;

           Notes to the Consolidated Financial Statements; and

           Report of Independent Accountants dated February 19, 1998.

    (2) Financial Statement Schedules

           The following financial statement schedules of Boss Holdings, Inc. for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 are included pursuant to Item 8:

           Report of Independent Certified Public Accountants on Schedules...S-1

           Schedule II: Valuation and Qualifying Accounts....................S-2

           Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

    (b) Reports on Form 8-K:

           None filed during the 4(th) Quarter.

    (c) Exhibits:

           The exhibits filed with or incorporated into this report are listed in the Index to Exhibits which follows.

  FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD OF DIRECTORS
  BOSS HOLDINGS, INC.

    We have audited the accompanying consolidated balance sheets of Boss Holdings, Inc. (formerly Vista 2000, Inc.) and Subsidiaries as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boss Holdings, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 26, 1998 in conformity with generally accepted accounting principles.

                                          GRANT THORNTON LLP
                                          Atlanta, Georgia
                                          February 18, 1999

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                       DECEMBER 26,  DECEMBER 27,
                                                                                           1998          1997
                                                                                       ------------  ------------
CURRENT ASSETS
  Cash and cash equivalents..........................................................   $    2,131    $    2,122
  Accounts receivable, net of allowance for doubtful accounts and returns of $455 and
    $507, respectively...............................................................        6,484         7,729
  Inventories........................................................................       13,777        12,493
  Prepaid expenses...................................................................          311           374
  Other current assets...............................................................          300           276
                                                                                       ------------  ------------
    Total current assets.............................................................       23,003        22,994
PROPERTY AND EQUIPMENT, NET..........................................................        4,743         4,270
OTHER ASSETS
  Note receivable, net of allowance of $450..........................................        1,038         1,042
  Other..............................................................................          186           256
                                                                                       ------------  ------------
                                                                                             1,224         1,298
                                                                                       ------------  ------------
                                                                                        $   28,970    $   28,562
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       DECEMBER 26,  DECEMBER 27,
                                                                                           1998          1997
                                                                                       ------------  ------------
CURRENT LIABILITIES
  Current portion of long-term debt..................................................   $      840    $      137
  Accounts payable...................................................................        1,278         1,390
  Accrued payroll and related expenses...............................................          629           548
  Accrued liabilities................................................................        1,893         3,481
                                                                                       ------------  ------------
    Total current liabilities........................................................        4,640         5,556
LONG-TERM DEBT.......................................................................        4,495         3,883
STOCKHOLDERS' EQUITY
  Common stock, $.25 par value, 50,000,000 shares authorized, 1,942,489 and 1,793,811
    shares issued and outstanding, in 1998 and 1997, respectively....................          486           448
  Additional paid-in capital.........................................................       67,453        67,370
  Accumulated deficit................................................................      (46,235)      (46,875)
  Cumulative translation adjustment..................................................         (119)          (70)
                                                                                       ------------  ------------
                                                                                            21,585        20,873
  Less: 13,654 treasury shares--at cost..............................................       (1,750)       (1,750)
                                                                                       ------------  ------------
    Total stockholders' equity.......................................................       19,835        19,123
                                                                                       ------------  ------------
                                                                                        $   28,970    $   28,562
                                                                                       ------------  ------------
                                                                                       ------------  ------------

        The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                         YEAR ENDED    YEAR ENDED    YEAR ENDED
                                                                        DECEMBER 26,  DECEMBER 27,  DECEMBER 28,
                                                                            1998          1997          1996
                                                                        ------------  ------------  ------------
Net sales.............................................................   $   37,543    $   78,400    $  110,955

Cost of sales.........................................................       26,762        54,703        79,290
                                                                        ------------  ------------  ------------
Gross profit..........................................................       10,781        23,697        31,665

Operating expenses....................................................       10,739        24,396        37,508
                                                                        ------------  ------------  ------------
                                                                                 42          (699)       (5,843)

Gain (loss) on sale of business and operating assets..................          893        (3,792)       (8,311)
Writedown of operating assets.........................................           --            --        (2,476)
                                                                        ------------  ------------  ------------

Earnings (loss) from operations.......................................          935        (4,491)      (16,630)

Other income and (expense)
  Interest expense....................................................         (381)       (1,799)       (2,174)
  Other...............................................................           18            11          (351)
                                                                        ------------  ------------  ------------
      Net earnings (loss) before income taxes.........................          572        (6,279)      (19,155)

Income tax benefit (expense)..........................................           68          (256)         (246)
                                                                        ------------  ------------  ------------

      Net earnings (loss).............................................   $      640    $   (6,535)   $  (19,401)
                                                                        ------------  ------------  ------------
                                                                        ------------  ------------  ------------

Net earnings (loss) per common share
  Basic...............................................................   $     0.34    $    (5.13)   $   (30.08)
  Diluted.............................................................   $     0.33    $    (5.13)   $   (30.08)

        The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996
                    (DOLLARS AND SHARE AMOUNTS IN THOUSANDS)

                                                                            PREFERRED STOCK
                                       -----------------------------------------------------------------------------------------
                                               SERIES A                  SERIES B                  SERIES C           SERIES D
                                       ------------------------  ------------------------  ------------------------  -----------
                                         SHARES       DOLLARS      SHARES       DOLLARS      SHARES       DOLLARS      SHARES
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance at December 30, 1995.........           1    $   1,439            1    $   1,230           --    $   1,372            2
Issuance of preferred stock, net of
  issuance costs of $600.............          --           --           --           --           --           --           20
Issuance of common stock.............          --           --           --           --           --           --           --
Preferred stock conversions..........          (1)      (1,317)          (1)      (1,230)          --         (274)         (19)
Treasury stock acquired for cash.....          --           --           --           --           --           --           --
Exercise of stock options............          --           --           --           --           --           --           --
Exercise of warrants.................          --           --           --           --           --           --           --
Compensatory stock options and
  treasury shares acquired via stock
  rescissions........................          --           --           --           --           --           --           --
Foreign currency translation
  adjustment.........................          --           --           --           --           --           --           --
Net loss.............................          --           --           --           --           --           --           --
                                                -                        --                        --                        --
                                                    -----------               -----------               -----------
Balance at December 28, 1996.........          --          122           --           --           --        1,098            3
Purchase and retirement of preferred
  stock..............................          --           --           --           --           --           --           --
Preferred stock conversions..........          --         (122)          --           --           --       (1,098)          (3)


                                                                                                         ACCUMULATED     TREASURY
                                                        COMMON STOCK        ADDITIONAL                      OTHER          STOCK
                                                  ------------------------    PAID-IN    ACCUMULATED    COMPREHENSIVE   -----------
                                        DOLLARS     SHARES       DOLLARS      CAPITAL      DEFICIT        EARNINGS        SHARES
                                       ---------  -----------  -----------  -----------  ------------  ---------------  -----------
Balance at December 30, 1995.........  $   1,940         465    $     116    $  36,201    $  (20,939)     $     (19)            (3)
Issuance of preferred stock, net of
  issuance costs of $600.............     19,400          --           --           --            --             --             --
Issuance of common stock.............         --          12            3        1,797            --             --             --
Preferred stock conversions..........    (18,575)        220           55       21,341            --             --             --
Treasury stock acquired for cash.....         --          --           --           --            --             --             (2)
Exercise of stock options............         --          25            7          988            --             --             --
Exercise of warrants.................         --           1           --           40            --             --             --
Compensatory stock options and
  treasury shares acquired via stock
  rescissions........................         --          --           --        1,741            --             --             (9)
Foreign currency translation
  adjustment.........................         --          --           --           --            (4)            --             --
Net loss.............................         --          --           --      (19,401)           --             --             --
                                                                                                                                --
                                       ---------         ---        -----   -----------  ------------         -----
Balance at December 28, 1996.........      2,765         723          181       62,108       (40,340)           (23)           (14)
Purchase and retirement of preferred
  stock..............................       (340)         --           --          246            --             --             --
Preferred stock conversions..........     (2,425)        124           31        3,614            --             --             --


                                                      TOTAL
                                                  STOCKHOLDERS'
                                        DOLLARS      EQUITY
                                       ---------  -------------
Balance at December 30, 1995.........  $    (215)   $  21,125
Issuance of preferred stock, net of
  issuance costs of $600.............         --       19,400
Issuance of common stock.............         --        1,800
Preferred stock conversions..........         --           --
Treasury stock acquired for cash.....       (602)        (602)
Exercise of stock options............         --          995
Exercise of warrants.................         --           40
Compensatory stock options and
  treasury shares acquired via stock
  rescissions........................       (933)         808
Foreign currency translation
  adjustment.........................         (4)          --
Net loss.............................    (19,401)          --

                                       ---------  -------------
Balance at December 28, 1996.........     (1,750)      24,161
Purchase and retirement of preferred
  stock..............................         --          (94)
Preferred stock conversions..........         --           --

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)
     YEARS ENDED DECEMBER 26, 1998, DECEMBER 27, 1997 AND DECEMBER 28, 1996
                    (DOLLARS AND SHARE AMOUNTS IN THOUSANDS)

                                                                            PREFERRED STOCK
                                       -----------------------------------------------------------------------------------------
                                               SERIES A                  SERIES B                  SERIES C           SERIES D
                                       ------------------------  ------------------------  ------------------------  -----------
                                         SHARES       DOLLARS      SHARES       DOLLARS      SHARES       DOLLARS      SHARES
                                       -----------  -----------  -----------  -----------  -----------  -----------  -----------
Common stock issued for settlement of
  class action lawsuit...............          --           --           --           --           --           --           --
Common stock issued in settlement
  with preferred shareholders........          --           --           --           --           --           --           --
Common stock issued for untendered
  BMHI shares........................          --           --           --           --           --           --           --
Exercise of stock options............          --           --           --           --           --           --           --
Compensatory stock options...........          --           --           --           --           --           --           --
Foreign currency translation
  adjustment.........................          --           --           --           --           --           --           --
Net loss.............................          --           --           --           --           --           --           --
                                                -                        --                        --                        --
                                                    -----------               -----------               -----------
Balance at December 27, 1997.........          --           --           --           --           --           --           --
Balance at December 27, 1997 carried
  forward............................          --           --           --           --           --           --           --
Exercise of stock options............          --           --           --           --           --           --           --
Foreign currency translation
  adjustment.........................          --           --           --           --           --           --           --
Net earnings.........................          --           --           --           --           --           --           --
                                                -                        --                        --                        --
                                                    -----------               -----------               -----------
Balance, December 26, 1998...........          --    $      --           --    $      --           --    $      --           --
                                                -                        --                        --                        --
                                                -                        --                        --                        --
                                                    -----------               -----------               -----------
                                                    -----------               -----------               -----------


                                                                                                         ACCUMULATED     TREASURY
                                                        COMMON STOCK        ADDITIONAL                      OTHER          STOCK
                                                  ------------------------    PAID-IN    ACCUMULATED    COMPREHENSIVE   -----------
                                        DOLLARS     SHARES       DOLLARS      CAPITAL      DEFICIT        EARNINGS        SHARES
                                       ---------  -----------  -----------  -----------  ------------  ---------------  -----------
Common stock issued for settlement of
  class action lawsuit...............         --         586          146          769            --             --             --
Common stock issued in settlement
  with preferred shareholders........         --         232           58          304            --             --             --
Common stock issued for untendered
  BMHI shares........................         --          --           --          159            --             --             --
Exercise of stock options............         --         129           32           65            --             --             --
Compensatory stock options...........         --          --           --          105            --             --             --
Foreign currency translation
  adjustment.........................         --          --           --           --           (47)            --             --
Net loss.............................         --          --           --       (6,535)           --             --             --
                                                                                                                                --
                                       ---------         ---        -----   -----------  ------------         -----
Balance at December 27, 1997.........         --       1,794          448       67,370       (46,875)           (70)           (14)
Balance at December 27, 1997 carried
  forward............................         --       1,794    $     448       67,370       (46,875)           (70)           (14)
Exercise of stock options............         --         148           38           83            --             --             --
Foreign currency translation
  adjustment.........................         --          --           --           --           (49)            --             --
Net earnings.........................         --          --           --           --           640             --             --
                                                                                                                                --
                                       ---------         ---        -----   -----------  ------------         -----
Balance, December 26, 1998...........  $      --       1,942    $     486    $  67,453    $  (46,235)     $    (119)           (14)
                                                                                                                                --
                                                                                                                                --
                                       ---------         ---        -----   -----------  ------------         -----
                                       ---------         ---        -----   -----------  ------------         -----


                                                      TOTAL
                                                  STOCKHOLDERS'
                                        DOLLARS      EQUITY
                                       ---------  -------------
Common stock issued for settlement of
  class action lawsuit...............         --          915
Common stock issued in settlement
  with preferred shareholders........         --          362
Common stock issued for untendered
  BMHI shares........................         --          159
Exercise of stock options............         --           97
Compensatory stock options...........         --          105
Foreign currency translation
  adjustment.........................        (47)          --
Net loss.............................     (6,535)          --

                                       ---------  -------------
Balance at December 27, 1997.........     (1,750)      19,123
Balance at December 27, 1997 carried
  forward............................     (1,750)      19,123
Exercise of stock options............         --          121
Foreign currency translation
  adjustment.........................        (49)          --
Net earnings.........................         --          640

                                       ---------  -------------
Balance, December 26, 1998...........  $  (1,750)   $  19,835

                                       ---------  -------------
                                       ---------  -------------

         The accompanying notes are an integral part of this Statement.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                                        DECEMBER 28,   DECEMBER 27,   DECEMBER 28,
                                                                            1998           1997           1998
                                                                        -------------  -------------  -------------
Cash flows from operating activities:
  Net earnings (loss).................................................    $     640      $  (6,535)     $ (19,401)
  Adjustments to reconcile net earnings (loss) to net cash used by operations:
    (Gain) loss on sale of operating assets...........................         (893)         3,792          8,311
    Writedown of operating assets.....................................           --             --          2,476
    Write off of affiliate trade receivables..........................           --           (429)            --
    Depreciation......................................................          343          1,910          2,108
    Loss on disposal of property and equipment........................            2            118            400
    Stock based compensation expense..................................           --            466            808
    (Increase) decrease in operating assets, net of businesses acquired and disposed:
      Accounts receivable.............................................        1,245           (229)        (1,113)
      Inventories.....................................................       (1,284)         1,218         (3,627)
      Prepaid expenses and other current assets.......................           39            572           (385)
      Other assets....................................................           70          1,208         (1,143)
    Decrease in operating liabilities, net of businesses acquired:
      Accounts payable................................................         (155)          (189)        (4,222)
      Accrued liabilities.............................................       (1,464)          (847)          (585)
                                                                        -------------  -------------  -------------
        Net cash (used) provided by operating activities..............       (1,457)         1,055        (16,373)
                                                                        -------------  -------------  -------------
Cash flows from investing activities:
  Proceeds from sale of operating assets..............................          893         24,021          2,806
  Proceeds from sale of property and equipment........................           --             --             54
  Purchases of property and equipment.................................         (818)        (3,937)        (5,931)
  Proceeds from payments on note receivable...........................            4              8             --
                                                                        -------------  -------------  -------------
  Net cash provided (used) by investing activities....................           79         20,092         (3,071)
                                                                        -------------  -------------  -------------
Cash flows from financing activities:
  Net (payment) proceeds from short-term borrowings...................           --           (908)           908
  Net borrowings (repayments) on long-term revolving line of credit...          973          1,330         (2,200)
  Proceeds from long-term debt........................................          512          1,985             --
  Repayment of long-term debt.........................................         (170)       (22,147)          (599)
  Other long-term liabilities.........................................           --           (406)            --
  Proceeds from issuance of common stock, net of issue costs..........           --             --          1,800
  Proceeds from issuance of preferred stock, net of issue costs.......           --             --         19,400
  Proceeds from exercise of stock options and warrants................          121             97          1,035
  Purchase of treasury stock and warrants.............................           --            (94)          (602)
                                                                        -------------  -------------  -------------
    Net cash provided (used) by financing activities..................        1,436        (20,143)        19,742
                                                                        -------------  -------------  -------------
Effect of exchange rate changes on cash...............................          (49)           (47)            (4)
                                                                        -------------  -------------  -------------
Net increase in cash during period....................................            9            957            294
Cash and cash equivalents at the beginning of the period..............        2,122          1,165            871
                                                                        -------------  -------------  -------------
Cash and cash equivalents at the end of the period....................    $   2,131      $   2,122      $   1,165
                                                                        -------------  -------------  -------------
                                                                        -------------  -------------  -------------
Supplemental disclosure:
  Interest paid.......................................................    $     377      $   1,769      $   2,750
  Income taxes paid...................................................          209            313            287

Noncash investing and financing activities:
  Acquisition of treasury stock via stock rescissions.................    $      --      $      --      $     933
  Assets purchased under long-term obligations........................    $      --      $      --      $   3,227
  Assets sold for assumption of related obligation....................    $      --      $      --      $     169

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Boss Holdings, Inc. (formerly Vista 2000, Inc.) and its subsidiaries, (the "Company"), are engaged primarily in the manufacture, distribution and sale of consumer products including gloves, boots, rainwear, pet products and balloons. The Company's customers include mass merchandisers, various other retailers and commercial users located throughout North America. On December 7, 1998, the Company changed its name from Vista 2000, Inc. to Boss Holdings, Inc. reflecting the trade name of its primary operating subsidiary, Boss Manufacturing Company.

PUBLIC OFFERINGS

    On October 24, 1994, the Company completed an initial public offering under the name Vista 2000, Inc. The offering resulted in the sale of 1,000,000 units at $5.50 per unit before underwriting discounts and other offering expenses. Each unit consisted of one share of Company common stock and Series A Warrants to purchase two Company common shares. Each warrant entitled the holder to purchase, for a period of 48 months ending October 26, 1998, one share of common stock at an exercise price of $7.00 per share during the first 24 months and $10.00 per share thereafter, subject to adjustment in certain circumstances. In December 1994, an additional 150,000 of the units, representing the underwriters' over-allotment option with respect to the offering, were sold. On December 7, 1998, the Company changed its name from Vista 2000, Inc. to Boss Holdings, Inc., reflecting the trade name of its primary operating subsidiary, Boss Manufacturing Company.

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

REVERSE STOCK SPLIT

    At the Company's annual meeting of shareholders on October 8, 1998, the shareholders approved a 25-for-1 reverse stock split. The reverse stock split became effective on December 7, 1998, at the same time as the Company's change
of corporate name to Boss Holdings, Inc.   All Common stock amounts for the
periods presented have been restated to reflect the reverse split.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Boss Holdings, Inc. ("BHI"), and its wholly owned subsidiaries, Boss Manufacturing Holdings, Inc. (formerly American Consumer Products, Inc.) and subsidiaries ("BMHI"), Alabaster Industries, Inc. ("Alabaster"), Family Safety Products, Inc. ("FSPI"), and Intelock Technologies ("Intelock") (collectively "the Company"). All

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

    During 1997 and 1996, BHI disposed of substantially all of the operating assets of all subsidiaries with the exception of Boss Manufacturing Company, a subsidiary of BMHI and the Warren Pet Products division of BMHI.

FISCAL YEAR

    The Company maintains a 52/53-week year ending on the last Saturday in the calendar year. Fiscal years 1998, 1997 and 1996 each contained 52 weeks.

CASH AND CASH EQUIVALENTS

    For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

    The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped.

    Approximately 21% of the Company's revenue was from two customers in 1996, accounting for approximately 11% and 10%, respectively, of total revenue. No single customer accounted for 10% or more of the Company's revenue in 1998 or 1997.

INVENTORIES

    Inventories are stated at the lower of average cost or market. Cost for approximately 77% and 80% of inventories at December 26, 1998 and December 27, 1997, respectively, have been determined using the last-in, first-out (LIFO) method. Cost for the remainder of the inventories has been determined primarily using the first-in, first-out (FIFO) method.

    Had the Company used the first-in, first-out (FIFO) method of accounting for all inventories, gross profit would have been $180 higher in 1998 and substantially the same for all other years presented.

ADVERTISING COSTS

    The Company expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 1998, 1997 and 1996 was $847, $651 and $1,950, respectively.

INCOME TAXES

    The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets when it is more likely than not that the asset will not be realized.

RECLASSIFICATION OF ACCOUNT BALANCES

    Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentations.

PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

    Property and equipment are recorded at historical cost. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Machinery and equipment..............................................................................................  3 to 10 years
Office Furniture and equipment.......................................................................................  3 to 8 years
Buildings............................................................................................................  35 years

    Depreciation expense was $343, $1,910 and $2,108 for 1998, 1997 and 1996, respectively.

WARRANTY COSTS AND RETURNS

    The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs applicable to warranty obligations and returns are classified as accrued liabilities and are not material.

RESEARCH AND DEVELOPMENT COSTS

    Research and development costs are charged to expense as incurred and totaled $0, $396 and $590 for 1998, 1997 and 1996, respectively.

FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of the Company's Canadian subsidiary are translated into U.S. dollars at fiscal year end exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. Adjustments resulting from translating the Canadian accounts are reflected as a component of accumulated other comprehensive earnings in stockholders' equity. Translation adjustments of the Mexican subsidiary, for which the functional currency is U.S. dollars, and transaction gains and losses are included in the results of operations for the year.

    Net exchange losses included in the results of operations were not significant in any of the reported periods.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)
EARNINGS PER SHARE

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

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. The new statement requires all derivatives to be recorded on the balance sheet at fair value and established new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 1999.

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE. SOP 98-1 provides guidance on accounting for the various types of costs incurred for computer software developed or obtained for internal use. Also, in June 1998, the AICPA issued SOP 98-5, REPORTING ON THE COSTS OF START-UP ACTIVITIES. SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred.

    Management does not expect the adoption of these new standards to have a material impact on the Company's consolidated financial statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(2) INVENTORIES

    Inventories consist of the following:

                                                                   DECEMBER 26,  DECEMBER 27,
                                                                       1998          1997
                                                                   ------------  ------------
Raw Materials....................................................   $    2,056    $    1,752
Work in Progress.................................................          433           330
Finished Goods...................................................       11,288        10,411
                                                                   ------------  ------------
                                                                    $   13,777    $   12,493
                                                                   ------------  ------------
                                                                   ------------  ------------

(3) PROPERTY AND EQUIPMENT

    Property and Equipment consists of the following:

                                                                   DECEMBER 26,   DECEMBER 27,
                                                                       1998           1997
                                                                   -------------  -------------
Machinery and equipment..........................................    $   1,073      $     987
Buildings and improvements.......................................        3,827          3,317
Office furniture and equipment...................................          261            216
Construction in progress.........................................          143         --
                                                                        ------         ------
  Total property and equipment...................................        5,304          4,520
Less accumulated depreciation....................................          900            588
                                                                        ------         ------
                                                                         4,404          3,932
Land.............................................................          339            338
                                                                        ------         ------
                                                                     $   4,743      $   4,270
                                                                        ------         ------
                                                                        ------         ------

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(4) LONG-TERM LIABILITIES

    Long-term debt consists of the following:

                                                                   DECEMBER 26,   DECEMBER 27,
                                                                       1998           1997
                                                                   -------------  -------------
BMHI revolving line of credit....................................    $   4,083      $   3,110
Boss Manufacturing Company mortgage note payable to a lender.
  Requires monthly payments of $10, including interest at 11%, through May 1999. All outstanding principal is due in June
  1999. Collateralized by all real and personal property of Boss
  Manufacturing Real Estate Company..............................          773            810
Boss Manufacturing Company loan agreement with a local
  governmental agency. Requires monthly payments of $7, including interest at 3%, through June 2005. Collateralized by all real property of Boss Manufacturing Company's Kewanee, Illinois
  facilities.....................................................          479             --
Other............................................................           --            100
                                                                        ------         ------
  Total long-term debt...........................................        5,335          4,020
Less current maturities..........................................          840            137
                                                                        ------         ------
  Long-term debt.................................................    $   4,495      $   3,883
                                                                        ------         ------
                                                                        ------         ------

    Scheduled principal payments of long-term debt are as follows:

Fiscal year:
  1999..............................................................  $     840
  2000..............................................................      4,153
  2001..............................................................         72
  2002..............................................................         74
  2003..............................................................         77
  Thereafter........................................................        119
                                                                      ---------
    Total...........................................................  $   5,335
                                                                      ---------
                                                                      ---------

    In May 1997, the Company entered into a loan and security agreement (the "1997 Agreement") with a bank to refinance the existing revolving credit facility. The 1997 Agreement, which expires in May 2000, was amended in August 1997, concurrent with the sale of certain BMHI assets (see Note 12). The 1997 Agreement, as amended, provides for a credit facility up to $10,000, based on a formula that includes eligible accounts receivable and inventory. Interest is payable monthly at the bank's prime rate plus .5% or, at BMHI's option, LIBOR plus 2.50% (effective rate of 8.25% at December 26, 1998). BMHI incurs an annual facility fee of $33 payable at the beginning of each contract year and a loan commitment fee of 3/8% per annum on the unused portion of the credit facility. The 1997 Agreement provides for certain restrictive covenants including, among others, limitations as to intercompany transfers and capital expenditures and

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(4) LONG-TERM LIABILITIES (CONTINUED)
maintenance of certain minimum financial ratios. There were no events of noncompliance at December 26, 1998.

    The credit facility is secured by essentially all personal property of BMHI and its subsidiaries, including accounts receivable and inventories, and is guaranteed by each of the BMHI subsidiaries. As part of the maximum borrowings, the bank has also committed $3,500 in letters of credit. At December 26, 1998, no letters of credit were outstanding under the 1997 Agreement.

(5) COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2000 and require the Company to pay all maintenance costs. Rent expense under these leases was approximately $320, $1,021 and $1,379 for 1998, 1997 and 1996, respectively.

    Future commitments under noncancelable operating leases as of December 26, 1998 were $64 and $21 for 1999 and 2000, respectively.

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

    In August 1996, the court certified the plaintiffs as representatives of a class of all persons who purchased the Company's common stock or warrants during the period October 24, 1994 through June 8, 1996, except for the defendants and certain officers, directors and related parties. The Company and the other defendants reached an agreement in principle to settle the action in December 1996. Pursuant to the settlement, the Company issued a sufficient amount of shares of its common stock to the class to convey ownership of forty percent (40%) of the common stock of the Company to the class, based on common shares outstanding at December 1, 1996. During 1997, the Company issued approximately 586,160 common shares in accordance with the settlement. Approximately $903 was charged to 1996 operations related to this settlement and was included in accrued liabilities at December 28, 1996. The Company's insurance carrier contributed $300 to the settlement to cover certain expenses related to the settlement. The settlement is in satisfaction of all claims of the class. The district court approved the settlement and the judgment became final on April 14, 1997.

PREFERRED STOCKHOLDERS

    During 1997, BHI settled all claims with its former preferred stockholders. The former preferred stockholders agreed to release BHI from all claims in exchange for the issuance of approximately 231,800

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(5) COMMITMENTS AND CONTINGENCIES (CONTINUED) shares of common stock. Approximately $362 was charged to 1997 operations related to this settlement. Additionally, all outstanding preferred shares were exchanged for approximately 123,800 common shares.

SALE OF ACPI ASSETS

    During 1997, certain assets of BMHI, consisting primarily of the Company's keys, letters, numbers and signs business segment (the ACPI assets) were sold (see Note 12). The sale agreement provided for certain post closing adjustments to account for changes in assets and liabilities between the date of the agreement and the closing of the sale. During 1998, the Company and the purchaser reached an agreement on the post closing adjustments (see Note 12).

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

    The Company has been named a defendant in an adversary proceeding filed in the United States Bankruptcy Court for the Northern District of Alabama in connection with the Company's June 1997 sale of its stock in Alabaster Industries, Inc. (see Note 12). The suit seeks to recover cash payments received by the Company and to avoid a promissory note and mortgage held by the Company as a result of the sale. The Company believes it has valid defenses to this suit and is vigorously pursuing recovery on the note and mortgage. Management and legal counsel are unable to determine the ultimate outcome of this matter at this time, and accordingly, no provision for any liability that might result has been made in the financial statements.

    The Company is also a defendant or has been notified of claims in several other actions against it. In the opinion of management, the ultimate outcome of these actions will not have a material adverse effect on the financial position of the Company.

SEC INVESTIGATION

    During 1996, the Securities and Exchange Commission ("SEC") notified the Company that it had commenced a formal private investigation of the Company. The Company intends to cooperate with the SEC in this matter. The Company cannot predict the eventual outcome of this investigation. Independently, the Company through its Audit Committee conducted an internal investigation of the facts and circumstances surrounding the investigation.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(6) STOCKHOLDER'S EQUITY

WARRANTS

    At December 30, 1995, warrants for the purchase of 1,456 shares of Company common stock that were issued in conjunction with debentures sold by the Company were issued and outstanding. These warrants expired as unexercised in January 1997. In addition, in March 1994, the Company issued 9,424 of its 1994 convertible debenture warrants to all the former debenture holders that acquired common stock of the Company on September 30, 1993 pursuant to their right of conversion. The 1994 convertible debenture warrants each provide for the purchase of one share of common stock at an exercise price of $62.50 per share and expire in March 1999.

    80,000 Series A warrants were outstanding at December 27, 1997, which were issued in connection with the Company's initial public offering. These warrants expired as unexercised in October 1998. Additionally, the Company agreed to sell to the Underwriters, as additional compensation, warrants to acquire units representing up to 4,000 shares of common stock at $227.00 per share and up to 8,000 shares of common stock underlying the Series A warrants at $288.75 per share. These warrants expire in October 1999.

    During 1995, the Company issued warrants to various consultants to acquire up to 25,821 common shares at prices per share ranging from $50.00 to $300.00. During 1996 and 1995, warrants were exercised to acquire 800 and 10,000 common shares, respectively.

STOCK OPTIONS

    The Company has adopted two stock option plans providing for the issuance of options covering up to 320,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. For options granted to employees at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods. Options granted to nonemployees are recognized over the related service period based on the estimated fair value of the options. This resulted in charges to operations amounting to $0, $104 and $808 for 1998, 1997 and 1996, respectively. Stock option transactions are summarized as follows:

                                                               YEAR ENDED              YEAR ENDED             YEAR ENDED
                                                            DECEMBER 26, 1998       DECEMBER 27, 1997     DECEMBER 28, 1996
                                                         -----------------------  ---------------------  --------------------
                                                                      WEIGHTED                WEIGHTED              WEIGHTED
                                                                       AVERAGE                 AVERAGE               AVERAGE
                                                                      EXERCISE                EXERCISE              EXERCISE
                                                           SHARES       PRICE       SHARES      PRICE     SHARES      PRICE
                                                         ----------  -----------  ----------  ---------  ---------  ---------
Outstanding, beginning of period.......................     183,630   $    1.00        4,742  $  112.75     62,038  $   86.50
Granted................................................          --          --      312,400       0.75     16,800      90.75
Exercised..............................................    (150,000)       0.75     (129,000)      0.75    (27,138)     53.75
Cancelled..............................................         (40)      98.25       (4,512)    113.50    (46,958)    104.50
                                                         ----------       -----   ----------  ---------  ---------  ---------
Outstanding, end of period.............................      33,590   $    1.30      183,630  $    1.00      4,742  $  112.75
                                                         ----------       -----   ----------  ---------  ---------  ---------
                                                         ----------       -----   ----------  ---------  ---------  ---------

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(6) STOCKHOLDER'S EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding at December 26, 1998:

          OPTIONS OUTSTANDING AND EXERCISABLE
--------------------------------------------------------
                NUMBER        WEIGHTED
              OUTSTANDING      AVERAGE       WEIGHTED
                  AT          REMAINING       AVERAGE
 EXERCISE    DECEMBER 26,    CONTRACTUAL     EXERCISE
   PRICE         1998       LIFE (YEARS)       PRICE
-----------  -------------  -------------  -------------
 $   98.25           190            6.8      $   98.25
      0.75        33,400            8.0           0.75
                  ------            ---         ------
                  33,590            7.5      $    1.30
                  ------            ---         ------
                  ------            ---         ------

    The Company uses the intrinsic value method in accounting for its stock options issued to employees. In applying this method, no compensation cost has been recognized related to the granting of options to employees. Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant dates for awards to employees under those plans, the Company's net earnings (loss) and earnings (loss) per share would have resulted in the pro forma amounts indicated below:

                                                                                       1998       1997        1996
                                                                                     ---------  ---------  ----------
Net earnings (loss)........................................             As reported  $     640  $  (6,535) $  (19,401)
                                                                          Pro forma  $     640  $  (6,548)    (19,414)

Basic net earnings (loss) per common share.................             As reported  $    0.34  $    (.21) $    (1.20)
                                                                          Pro forma       0.34       (.21)      (1.20)

Diluted net earnings (loss) per common share...............             As reported  $    0.33  $    (.21) $    (1.20)
                                                                          Pro forma       0.33       (.21)      (1.20)

    For purposes of the pro forma amounts above, the fair value of each option grant was estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively; expected volatility of 295%, and 295%, risk-free interest rates of 5.9% and 5.9%; and expected lives of 2 years. No options were granted in 1998.

STOCK RESCISSIONS

    During 1996, certain shareholders rescinded approximately 220,000 shares of common stock previously issued and returned the shares to the Company. The Company holds these shares in treasury at amounts that were recorded when the shares and related options were issued, totaling approximately $933.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(6) STOCKHOLDER'S EQUITY (CONTINUED)
SERIES CONVERTIBLE PREFERRED STOCK:

    The Company has designated 142,000 of its 500,000 authorized preferred shares as follows:

                                                                       SHARES        LIQUIDATION PREFERENCE PER
                                                                     AUTHORIZED                 SHARE
                                                                  ----------------  -----------------------------
Series A........................................................        100,000               $     100
Series B........................................................         20,000               $   1,000
Series C........................................................          2,000               $  10,000
Series D........................................................         20,000               $   1,000

    The remaining 358,000 authorized preferred shares have not been designated as a series. The preferred stock was recorded net of issuance costs.

    The Company's preferred stock was issued in several series pursuant to separate subscription agreements. As discussed below, none of the preferred stock was outstanding as of December 26, 1998.

    During 1997, the Company issued approximately 123,800 common shares in exchange for all of the remaining outstanding preferred stock. Additionally, during 1997 the Company issued approximately 231,840 common shares to certain former preferred stockholders as settlement of any and all outstanding claims, resulting in a charge to operations of $362.

(7) EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share.

                                                                                      1998       1997        1996
                                                                                    ---------  ---------  ----------
Numerator for basic and diluted net earnings (loss) per common share-- earnings
  (loss) attributable to common stockholders......................................  $     640  $  (6,535) $  (19,401)
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------

Denominator for basic net earnings (loss) per Common share--weighted average
  shares outstanding..............................................................      1,907      1,274         645

Effect of dilutive options and warrants...........................................         19         --          --
                                                                                    ---------  ---------  ----------

Denominator for diluted net earnings (loss) per common share--adjusted weighted
  average shares outstanding......................................................      1,926      1,274         645
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------

Net earnings (loss) per common share
  Basic...........................................................................  $    0.34  $   (5.13) $   (30.08)
  Diluted.........................................................................  $    0.33  $   (5.13) $   (30.08)

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(7) EARNINGS PER SHARE (CONTINUED)
    The Company contributes to employee retirement plans covering substantially all of its employees. Charges to consolidated operations for these plans were as follows:

                                                                                      1998       1997        1996
                                                                                    ---------  ---------  ----------
Discretionary Contribution Profit Sharing--401(k).................................  $      92  $     183  $      225
Multi-Employer Pension Plan.......................................................         --        265         507
                                                                                    ---------  ---------  ----------
                                                                                    $      92  $     448  $      732
                                                                                    ---------  ---------  ----------
                                                                                    ---------  ---------  ----------

    The contributions to the union sponsored, multi-employer pension plan were determined based upon the number of employees working per week. Participation in the multi-employer pension plan was attributable to BMHI only, and was assumed by the purchaser of the BMHI assets in August 1997 (see Note 12).

(9) RELATED PARTY TRANSACTIONS

    During 1998, 1997 and 1996, compensation and fees paid to members of the board of directors totaled approximately $367, $1,358 and $225, respectively. Additionally, the Company paid a consulting firm, whose principal was a member of the Company's board of directors, $1,035 in connection with corporate restructuring activities during 1997.

    In October 1996, BMHI, through one of its wholly-owned subsidiaries, purchased certain land and manufacturing facilities from a partnership controlled by certain officers of BMHI for $1,773 cash and assumption of a $3,227 mortgage note. This facility was previously leased by BMHI from the related party. These related parties are no longer affiliated with the Company.

    During 1997, BMHI, through one of its wholly owned subsidiaries, purchased a second manufacturing facility from a corporation controlled by certain officers of BMHI for $1,158 cash and assumption of a $842 mortgage note. This facility was previously leased by BMHI from the related parties. These related parties are no longer affiliated with the Company.

    At December 26, 1998 and December 27, 1997, the Company had a note receivable outstanding from a former officer. This note is fully reserved pending final settlement with the Company.

(10) INCOME TAXES

    The Company records income taxes based on its consolidated tax return. Current federal and state tax expense (benefit) is as follows:

                                                     DECEMBER 26,     DECEMBER 27,     DECEMBER 28,
                                                         1998             1997             1996
                                                    ---------------  ---------------  ---------------
Current income tax benefit
  Federal.........................................     $      --        $      --        $      --
  State and local.................................           (68)              --               --
Deferred income tax provision.....................            --               --               --
                                                             ---              ---              ---
Total income tax benefit..........................     $     (68)       $      --        $      --
                                                             ---              ---              ---
                                                             ---              ---              ---

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(10) INCOME TAXES (CONTINUED)
    The Company's temporary differences result in a net deferred income tax asset which is reduced to zero by a related valuation allowance, summarized as follows:

                                                                   DECEMBER 26,  DECEMBER 27,
                                                                       1998          1997
                                                                   ------------  ------------
Deferred income tax assets:
  Operating loss carryforwards...................................   $   13,570    $   17,999
  Accounts receivable............................................          327           383
  Accruals.......................................................          250           661
  Compensation related...........................................          252            44
  Tax credit carryforwards.......................................          236           236
  Other..........................................................            1             1
                                                                   ------------  ------------
    Gross deferred tax assets....................................       14,636        19,324
    Deferred tax asset valuation allowance.......................      (12,474)      (17,151)
                                                                   ------------  ------------
    Net deferred tax asset.......................................        2,162         2,173
                                                                   ------------  ------------

Deferred income tax liabilities:
  Inventories....................................................        1,670         1,576
  Fixed assets...................................................          492           597
                                                                   ------------  ------------
                                                                         2,162         2,173
                                                                   ------------  ------------
Net deferred income tax asset....................................   $       --    $       --
                                                                   ------------  ------------
                                                                   ------------  ------------

    Included in the tax credit carryforward is approximately $236 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

    Income tax expense and benefit for 1998, 1997 and 1996 consists primarily of current state taxes attributable to BMHI and its subsidiaries. Included in other current assets is approximately $181 of refundable income taxes at December 26, 1998.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(10) INCOME TAXES (CONTINUED)
    At December 26, 1998, the Company had operating loss carryforwards for U.S. income tax purposes of approximately $39,912 available to reduce future taxable income, which expire as follows:

                                                                                         NET
                                                                                      OPERATING
YEAR OF EXPIRATION                                                                      LOSS
-----------------------------------------------------------------------------------  -----------
2001...............................................................................   $   1,834
2009...............................................................................       1,646
2010...............................................................................       8,120
2011...............................................................................       2,038
2012...............................................................................      16,549
2013...............................................................................       8,730
2014...............................................................................         995
                                                                                     -----------
                                                                                      $  39,912
                                                                                     -----------
                                                                                     -----------

    Included in the operating loss carryforward is $1,834 of losses which expire in 2001 and which can only be utilized by the Boss Manufacturing Company subsidiary of BMHI.

    The Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1996 and 1997. As a result, the utilization of the net operating losses that expire in 2012 and prior is limited to a maximum of approximately $1,600 annually. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.

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

    In September 1996, the Company closed the operations of Intelock and wrote down all remaining Intelock assets to their estimated net realizable value. BHI incurred a charge of $659 as a result of this write down. The assets and liabilities of Intelock included in the accompanying December 28, 1996 consolidated balance sheet were not significant. Intelock, which was acquired by BHI in 1995, was a manufacturer and distributor of digital locking devices.

    Alabaster and Intelock were sold during 1997 (see Note 12).

(12) ACQUISITIONS AND DISPOSITIONS

1998

    During 1998, the Company reached an agreement with the purchaser of the ACPI assets in connection with the sale of these assets in 1997. The agreement related to the settlement of certain post closing

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(12) ACQUISITIONS AND DISPOSITIONS (CONTINUED) adjustments and resulted in a gain of approximately $893. There were no significant acquisitions or dispositions during 1998.

1997

    In August, 1997, BHI sold substantially all of the assets of BMHI (the ACPI assets), with the exception of its Warren Pet Division and Boss Manufacturing Company, a BMHI subsidiary, for approximately $23,618 in cash, net of transaction costs of approximately $1,186, plus the assumption of approximately $3,260 of liabilities by the purchaser. BHI recorded a loss of approximately $1,840 on the sale of BMHI, including expenses related to the sale. Expenses related to the sale of BMHI included $1,044 paid to a stockholder and an affiliate of a stockholder of BHI.

    In June, 1997, BHI sold all of the outstanding common stock of Alabaster for $2,000, consisting of $500 cash and a $1,500 promissory note. The promissory note requires monthly payments of $14, including interest at 10%, through July 1999, at which time all outstanding principal and interest is due. The promissory note is collateralized by certain real property of Alabaster. BHI recorded a loss on the sale of Alabaster of approximately $2,080, including expenses related to the sale. No payments were made on the note in 1998 and the maker is in default. The Company has recorded an allowance of $450 against the note at December 27, 1997 and December 26, 1998.

    In April, 1997, BHI sold all of its Intelock common stock for $5 cash and a $95 promissory note. No payments were made on this note in 1998. The Company and the maker of the note were in negotiations to restructure the note at December 26, 1998. The Company has recorded an allowance of $50 against the note at December 27, 1997 and December 26, 1998. BHI recorded a gain of approximately $128 on the sale of Intelock in 1997.

1996

    In August 1996, the Company sold substantially all the assets of FSPI for $1,800 cash and a $100 promissory note. The purchaser also assumed substantially all operating liabilities of FSPI. BHI recognized a loss on the sale of FSPI assets of $8,783. FSPI was a manufacturer and distributor of gas detection devices and other home safety products.

    In May 1996, BMHI sold the inventory, tooling and other supplies of a product line for $1,059 in cash. The sale resulted in a gain of $472.

PRO FORMA RESULTS OF OPERATIONS (UNAUDITED)

    The pro forma results of operations which follow assume that the acquisition of Boss Manufacturing and the Warren Pet division of BMHI occurred on January 1, 1995, and the disposition of all other subsidiaries and divisions occurred on December 31, 1994. Accordingly, the pro forma results of operations that follow include the results of operations of BHI, Boss Manufacturing Company and Warren Pet Products. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effects on the Company's historical results of operations for depreciation, interest and other purchase accounting adjustments related to the acquisitions. These

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(12) ACQUISITIONS AND DISPOSITIONS (CONTINUED) results are not necessarily indicative of the results that would have occurred if the transactions had occurred at the beginning of each period presented nor are the results indicative of future results.

                                   UNAUDITED

                                                                 1998       1997       1996
                                                               ---------  ---------  ---------
Sales........................................................  $  37,514  $  42,197  $  43,183

Net earning (loss)...........................................  $     640  $    (646) $  (4,882)

Net earnings (loss) per common share
  Basic......................................................  $    0.34  $   (0.51) $   (7.57)
  Diluted....................................................  $    0.33  $   (0.51) $   (7.57)

(13) COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, REPORTING COMPREHENSIVE INCOME, for its fiscal year ended December 26, 1998. The statement established standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The statement requires retroactive application for all periods presented in the financial statements.

    Accumulated other comprehensive income consists of the following:

                                                                   DECEMBER 26,    DECEMBER 27,
                                                                       1998            1997
                                                                   -------------  ---------------
Foreign currency translation adjustment..........................    $    (119)      $     (70)

    A summary of the components of other comprehensive income for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 is as follows:

                                                                            1998       1997        1996
                                                                          ---------  ---------     -----
Net change in foreign currency translation adjustment...................  $     (49) $     (47)  $      (4)

(14) OPERATING SEGMENTS AND RELATED INFORMATION

    In 1998, the Company adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. This statement requires the disclosure of certain information about the Company's operations in different industries.

    The company operates primarily in the work gloves and protective wear segment. Through its Boss Manufacturing Company subsidiary, the Company manufactures, imports and markets gloves, boots and

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 26, 1998 AND DECEMBER 27, 1997

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(14) OPERATING SEGMENTS AND RELATED INFORMATION (CONTINUED) rainwear products. In addition, through its Warren Pet Products division of Boss Manufacturing Holdings, Inc., the Company manufactures, imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products.

    Prior to 1998, the Company manufactured and sold keys, letters, numbers and signs through a subsidiary, BMHI. All assets associated with this operations were sold in 1997 (see Note 12).

    The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate and certain smaller operations are grouped into a miscellaneous column entitled, "Corporate and Other."

                                                    WORK GLOVES                   KEYS,
                                                        AND                      LETTERS,
                                                    PROTECTIVE        PET         NUMBER     CORPORATE
                                                       WEAR        SUPPLIES     AND SIGNS    AND OTHER     TOTAL
                                                   -------------  -----------  ------------  ----------  ----------
1998
Revenues.........................................    $  31,600     $   3,955    $       --   $    1,988  $   37,543
Segment profit (loss)............................          960           164            --       (1,082)         42
Asset sales and writedowns.......................           --            --           893           --         893
Operating income.................................          960           164           893       (1,082)        935
Total assets.....................................       21,666         1,393            --        5,911      28,970
Capital expenditures.............................          770            27            --           21         818
Depreciation.....................................          279            38            --           26         343

1997
Revenues.........................................       36,009         4,155        33,367        4,869      78,400
Segment profit (loss)............................        1,798          (184)          396       (2,709)       (699)
Asset sales and writedowns.......................           --            --        (2,354)      (1,438)     (3,792)
Operating income.................................        1,798          (184)       (1,958)      (4,147)     (4,491)
Total assets.....................................       21,590         1,037            --        5,935      28,562
Capital expenditures.............................        2,039             5         1,167          726       3,937
Depreciation.....................................          241            31         1,554           84       1,910

1996
Revenues.........................................       36,578         4,296        55,711       14,370     110,955
Segment profit (loss)............................        2,699          (203)        3,086      (11,425)     (5,843)
Asset sales and writedowns.......................           --            --            --      (10,787)    (10,787)
Operating income.................................        2,699          (203)        3,086      (22,212)    (16,630)
Total assets.....................................       19,915         1,042        30,375       10,439      61,771
Capital expenditures.............................           54             7         3,809        2,061       5,931
Depreciation.....................................          118            19         1,268          703       2,108

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                  ON SCHEDULE

Board of Directors
Boss Holdings, Inc.

    In connection with our audit of the consolidated financial statements of Boss Holdings, Inc. and Subsidiaries referred to in our reported dated February 18, 1999, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 26, 1998, December 27, 1997 and December 28, 1996. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

Atlanta, Georgia
February 18, 1999

                     BOSS HOLDINGS, INC., AND SUBSIDIARIES

           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

COLUMN A                                                       COLUMN B      COLUMN C       COLUMN D      COLUMN E
------------------------------------------------------------  -----------  -------------  -------------  -----------
                                                              BALANCE AT      CHARGED                      BALANCE
                                                               BEGINNING     TO OTHER                      AT END
DESCRIPTION                                                    OF PERIOD   AND EXPENSES   DEDUCTIONS(1)   OF PERIOD
------------------------------------------------------------  -----------  -------------  -------------  -----------
Year ended December 26, 1998
  Allowance for doubtful accounts and returns...............   $     507     $      59      $     111     $     455
  Deferred income tax asset valuation allowance.............      17,151        (4,677)            --        12,474

Year ended December 27, 1997
  Allowance for doubtful accounts and returns...............       1,405           131          1,029           507
  Deferred income tax asset valuation allowance.............      14,511         2,640             --        17,151

Year ended December 28, 1996
  Allowance for doubtful accounts and returns...............       2,230           493          1,318         1,405
  Deferred income tax asset valuation allowance.............       7,516         6,995             --        14,511

------------------------

(1)--bad debt write offs and reduction in estimate of allowance requirements.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                    BOSS HOLDINGS, INC.

                                BY             /S/ J. BRUCE LANCASTER
                                     -----------------------------------------
                                                 J. Bruce Lancaster
                                              CHIEF FINANCIAL OFFICER
                                                Date: April 9, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                        TITLE                    DATE
  ---------------------------------  --------------------------  -------------------
      /s/ G. LOUIS GRAZIADIO, III
  By ------------------------------  Chairman of the Board and   Date: April 9, 1999
        G. Louis Graziadio, III        Chief Executive Officer

          /s/ PERRY A. LERNER
  By ------------------------------  Director                    Date: April 9, 1999
            Perry A. Lerner,

           /s/ LEE E. MIKLES
  By ------------------------------  Director                    Date: April 9, 1999
             Lee E. Mikles,

          /s/ PAUL A. NOVELLY
  By ------------------------------  Director                    Date: April 9, 1999
            Paul A. Novelly,

         /s/ RICHARD D. SQUIRES
  By ------------------------------  Director                    Date: April 9, 1999
          Richard D. Squires,

INDEX TO EXHIBITS

(2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENTS, LIQUIDATION OR
    SUCCESSION.

    Not applicable.

(3)(I) ARTICLES OF INCORPORATION

3.1(a) Certificate of Incorporation (Exhibit 3.1)

3.1.1 Amendment to Certificate of Incorporation, dated December 7, 1998 (Exhibit 3.1.1)

(II) BY-LAWS

3.2(a) By-Laws (Exhibit 3.2)

(10) MATERIAL CONTRACTS

10.3(a) 1993 Incentive Stock Option Plan (Exhibit 10.4)

10.4(b) 1993 Non-Employee Director Stock Option Plan, as amended. (Exhibit 10.2)

10.13(b) Prospectus for the Company's 1993 Incentive Stock Option Plan and 1993
         Non-Employee Director Stock Option Plan. (Exhibit 10.1)

10.14(b) First Amendment to the Company's 1993 Incentive Stock Option Plan.
         (Exhibit 10.1)

10.22(c) Loan and Security Agreement between American Consumer Products, Inc.,
         Products Merchandisers, Inc., Boss Manufacturing Company and Fleet Capital Corporation dated May 7, 1997. (Exhibit 10.22)

(21) SUBSIDIARIES OF THE REGISTRANT

21.1 Subsidiaries of the Registrant are listed on Exhibit 21.1 included in this Report.

(23) CONSENTS OF EXPERTS AND COUNSEL

23.1 Consent of the Registrant's Independent Accountants is included on Exhibit
    23.1 included in this Report.

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

    (c) Exhibit previously filed as part of and is incorporated herein by reference to the Company's Current Report on Form 10-Q for the quarter ended June 28, 1997. The exhibit number contained in parenthesis refers to the Exhibit number in such Form 10-Q.