Form 10-Q
period 1999-03-27
BOSS HOLDINGS INC
filed 1999-05-11
CIK 916802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



         For the quarterly period ended               March 27, 1999
                                                      --------------
                    Commission File No.                      0-23204
                                                             -------


                               BOSS HOLDINGS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                    58-1972066
--------                                                   -----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                       Identification No.)

                              221 West First Street
                             Kewanee, Illinois 61443
                            -------------------------
                    (Address of principal executive offices)

                                 (309) 856-8068
                                 --------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days. Yes  X   No
                      ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Class                                        Outstanding at April 30, 1999
-----                                        -----------------------------
Common Stock, $.25 par value                           1,949,072


PART I.- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)




                                    ASSETS

                                                                            December 26,
                                                         March 27, 1999        1998
                                                         --------------    ------------
CURRENT ASSETS
      Cash and cash equivalents                              $ 2,039         $ 2,131
      Accounts receivable, net                                 5,203           6,484
      Inventories                                             13,943          13,777
      Prepaid expenses & other                                   693             611
                                                         --------------    ------------
           Total current assets                               21,878          23,003
                                                         --------------    ------------

PROPERTY AND EQUIPMENT, NET                                    4,823           4,743

NOTE RECEIVABLE, NET                                           1,038           1,038

OTHER ASSETS                                                      49             186
                                                         --------------    ------------
                                                             $27,788         $28,970
                                                         --------------    ------------
                                                         --------------    ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                         $ 714         $ 1,278
      Current portion of long-term obligations                   831             840
      Accrued payroll and related expenses                       628             629
      Accrued liabilities & other                              1,714           1,893
                                                         --------------    ------------
           Total current liabilities                           3,887           4,640
                                                         --------------    ------------
LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                  4,052           4,495

COMMITMENTS AND CONTINGENCIES                                      -               -

STOCKHOLDERS' EQUITY
Common stock                                                     487             486
Additional paid-in capital                                    67,433          67,453
Accumulated deficit                                          (46,215)        (46,235)
Currency translation                                            (106)           (119)
                                                         --------------    ------------
                                                              21,599          21,585
Less: treasury shares - at cost                                1,750           1,750
                                                         --------------    ------------
      Total Stockholders' equity                              19,849          19,835
                                                         --------------    ------------
                                                             $27,788         $28,970
                                                         --------------    ------------
                                                         --------------    ------------


The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                        Quarter Ended    Quarter ended
                                          March 27,      March 28,1998
                                        --------------------------------
Net Sales                               $    9,130        $   10,219

Cost of Sales                                6,269             7,037
                                        -----------       -----------

Gross profit                                 2,861             3,182

Operating expenses                           2,744             2,963
                                        -----------       -----------

Operating profit                               117               219

Other income and (expense)
  Interest                                     (96)              (37)
  Other                                          0                16

Income (loss) before income tax                 21               198

    Income tax expense                          (1)              (10)
                                        -----------       -----------

Net income                              $       20        $      188
                                        -----------       -----------
                                        -----------       -----------

Weighted average shares outstanding      1,931,413         1,803,596

Basic earnings per common share         $     0.01        $     0.10
                                        -----------       -----------
                                        -----------       -----------

Diluted earnings per common share       $     0.01        $     0.10
                                        -----------       -----------
                                        -----------       -----------


The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                               Quarter Ended    Quarter ended
                                                               March 27, 1999   March 28,1998
                                                              --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net profit                                                       $     20      $    188
 Adjustments to reconcile net profit to net cash provided
  by operations:
  Depreciation  and amortization                                        81            80
  (Gain) Loss on disposal of property and equipment                     --            --
  (Increase) decrease in operating assets:
    Accounts receivable                                              1,281         1,475
    Inventories                                                       (166)          589
    Prepaid expenses and other current assets                          (82)           42
    Deferred charges and other assets                                  137            82
 Increase (decrease) in operating liabilities:
    Accounts Payable                                                  (564)         (201)
    Accrued liabilities                                               (180)         (770)
                                                              --------------- ----------------
     Net cash provided by operating activities                         527         1,485
                                                              --------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                               (161)          (27)
                                                              --------------- ----------------
     Net cash used by investing activities                            (161)          (27)
                                                              --------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term obligations                                 9,848         9,462
 Payments on long-term obligations                                 (10,300)      (11,642)
 Purchase and retirement of stock                                      (43)           --
 Proceeds from exercise of stock options and warrants                   24            89
                                                              --------------- ----------------
     Net cash used by financing activities                            (471)       (2,091)
                                                              --------------- ----------------

Effect of exchange rates on cash and cash equivalents                   13            11
                                                              --------------- ----------------

Net decrease in cash during period                                     (92)         (622)
Cash and cash equivalents at the beginning of the period             2,131         2,122
                                                              --------------- ----------------
Cash and cash equivalents at the end of the period                 $ 2,039      $  1,500
                                                              --------------- ----------------
                                                              --------------- ----------------


The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 27, 1999

NOTE 1.  BASIS OF PRESENTATION

         The consolidated financial statements included in this report have been prepared by Boss Holdings, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company and its subsidiaries.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 26, 1998. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

         Certain amounts in prior year's financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2.  EARNINGS PER SHARE

         Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

NOTE 3.  INVENTORIES

         Inventories consist of the following (in thousands):



                                   March 27,    Dec 26,
                                    1999         1998
                                 ----------    ---------
              Raw materials       $ 1,767      $ 2,056
              Work-in-process         545          433
              Finished goods       11,631       11,288
                                 ----------    ---------
                                  $13,943      $13,777
                                 ----------    ---------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: uncertainties and changes in general economic conditions, unusual weather patterns which could affect domestic demand for the registrant's products, performance and price issues with international suppliers, the unanticipated impact of Year 2000 issues, pricing policies of competitors and the ability to attract and retain employees in key positions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

SALES


    --------------------------------------------------------------
       Sales by Segment $(000)               1999         1998
    --------------------------------------------------------------
    Work Gloves & Protective Wear            7,938       8,350
    --------------------------------------------------------------
    Pet Supplies                               722       1,242
    --------------------------------------------------------------
    Corporate & Other                          470         627
    --------------------------------------------------------------
    Total Sales                              9,130      10,219
    --------------------------------------------------------------



         Total revenues for the three months ended March 27, 1999 were $9,130,000, down $1,121,000, or 10.9%, from the comparable quarter in 1998.
Sales in the work gloves and protective wear segment declined $412,000, or 4.9%, and represented approximately 87% of the Company's total sales in the first quarter of 1999. The sales reduction in this segment occurred in the industrial market and was primarily attributable to lower selling prices. Selling prices fell from the first quarter of 1998 because of competitive pressure and lower purchase costs on imported goods.

         In the pet supplies segment, sales were down $552,000, or 43.3%, from the prior year due to the relocation of facilities during the first quarter of 1999 which temporarily reduced shipping efficiency. In addition, sales declined because of initial stocking orders recorded in the first quarter of 1998 for certain stores added to the pet supplies distribution channel by a major customer.

         Sales in the corporate and other segment consist primarily of balloon revenues. The Company discontinued production of certain balloons at its Kewanee, Illinois location during the first quarter and initiated purchasing of these products from a manufacturer in Mexico.

COST OF SALES


   --------------------------------------------------------------------------------------------------------
             COST OF SALES BY SEGMENT $(000)                1999        % SALES       1998       % SALES
   --------------------------------------------------------------------------------------------------------
   Work Gloves & Protective Wear                            5,527         69.6        5,881         70.4
   --------------------------------------------------------------------------------------------------------
   Pet Supplies                                               445         61.6          747         60.1
   --------------------------------------------------------------------------------------------------------
   Corporate & Other                                          297         63.2          409         65.2
   --------------------------------------------------------------------------------------------------------
   Total Cost of Sales                                      6,269         68.7        7,037         68.9
   --------------------------------------------------------------------------------------------------------


         Cost of sales for the three months ended March 27, 1999 were $6,269,000 compared to $7,037,000 in the corresponding period of 1998. The drop in cost of sales expense is due primarily to the reduction in the purchase price of goods and also reflects in the sales decrease previously discussed. On a percentage of sales basis, cost of sales totaled 68.7%, essentially unchanged from 1998. The Company maintained relatively consistent gross margins in each segment, but experienced an overall decline in gross margin dollars (gross profit) due to lower revenues.

OPERATING EXPENSES


   -------------------------------------------------------------------------------------------------------
          OPERATING EXPENSES BY SEGMENT $(000)             1999        % SALES       1998       % SALES
   -------------------------------------------------------------------------------------------------------
   Work Gloves & Protective Wear                           2,137         26.9        2,102         25.2
   -------------------------------------------------------------------------------------------------------
   Pet Supplies                                              245         33.9          423         34.1
   -------------------------------------------------------------------------------------------------------
   Corporate & Other                                         362         77.0          438         69.9
   -------------------------------------------------------------------------------------------------------
   Total Operating Expenses                                2,744         30.1        2,963         29.0
   -------------------------------------------------------------------------------------------------------


         Operating expenses (selling, general and administrative expenses) totaled $2,739,000 for the three months ended March 27, 1999, compared to $2,963,000 for the corresponding period in 1998. This decrease is primarily attributable to cost reductions in the pet supplies segment arising from a recent staff reorganization and the relocation of facilities from Florida to Kewanee, Illinois.

         In addition, the Company reduced certain legal and administrative expenses in its corporate and other segment. However, operating expenses increased 7.1% as a percentage of sales in this segment due to reduced revenues. Operating expenses were essentially unchanged in the work gloves and protective wear segment, but increased 1.7% as a percentage of sales due to lower revenues.

OPERATING INCOME


   ------------------------------------------------------------------------------------------------------
           OPERATING INCOME BY SEGMENT $(000)              1999        % SALES       1998       % SALES
   ------------------------------------------------------------------------------------------------------
   Work Gloves & Protective Wear                            274          3.5          367          4.4
   ------------------------------------------------------------------------------------------------------
   Pet Supplies                                              32          4.4           72          5.8
   ------------------------------------------------------------------------------------------------------
   Corporate & Other                                       (189)       (40.2)        (220)       (35.1)
   ------------------------------------------------------------------------------------------------------
   Total Operating Income                                   117          1.3          219          2.1
   ------------------------------------------------------------------------------------------------------



         Operating income declined $93,000 in the work gloves and protective wear segment and $40,000 in the pet supplies segment due primarily to lower sales in these segments. The operating loss in the corporate and other segment was $31,000 less than the comparable 1998 period.

OTHER INCOME (EXPENSE)

         The Company incurred $96,000 in interest expense during the first quarter of 1999, an increase of $59,000 from the comparable period in 1998. Interest expense increased in 1999 due to higher borrowings under the Company's revolving line of credit during the quarter.

TAXES

         Tax expense consists of estimated state income taxes for certain of the Company's operations. Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to changes in control experienced in previous years.

YEAR 2000

INFORMATION SYSTEMS

         During 1998, the Company determined that various internally developed information systems key to business operations were not Year 2000 compliant. To address this problem, management made the decision to purchase new hardware and enterprise software in 1998. The Company utilized the resources of certain outside consultants to evaluate systems, assist in re-engineering business processes and develop implementation plans. Implementation of the software is now scheduled for completion in the third quarter of 1999.

         Certain accounting related modules of the new software were operational at the end of the first quarter of 1999. Conversion programs to transfer data from the current internally developed systems to the new system should be completed by the end of the second quarter. Training, prototyping and testing on the new software is in process for all remaining modules. Final training and testing are scheduled for completion during the third quarter.

         In each functional area of the Company, teams have been formed with key managers assigned specific training, testing and prototyping responsibilities. A detailed implementation schedule has been developed which includes operational milestones in each functional area to measure progress and determine readiness.

         The new enterprise system currently being implemented by the Company is expected to cost in excess of $500,000 including hardware, software and implementation training and consulting. Essentially all costs will be capitalized and depreciated over the expected useful life. Such costs do not include internal management time.

         Beyond providing Year 2000 compliance, the new enterprise system should enable the Company to operate more efficiently through system integration and on-line information capabilities. Availability of real-time information is expected to help the Company improve asset utilization as well as customer support.

OTHER SYSTEMS

         The Company believes it has limited reliance on systems or equipment in other operational areas which rely on embedded chips. Management has assigned a team to conduct a further assessment of any such items. Should this assessment note additional reliance on embedded chip technology, appropriate corrective action will be taken to upgrade or replace affected systems and equipment.

OTHER YEAR 2000 ISSUES

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

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided $527,000 in cash flows in the first quarter of 1999, down $958,000 from 1998. This reduction was due in large part to a $166,000 increase in inventories during 1999 versus a $589,000 reduction in inventories in 1998. The Company's sales for the first quarter of 1999 as well as the fourth quarter of 1998 were below expectations and resulted in higher than planned inventory levels. Other factors causing the reduction in cash flows from operating activities were lower income in 1999 and a smaller reduction in accounts receivable in 1999 compared to 1998.

         Cash used by investing activities totaled $161,000 during the first quarter of 1999, an increase of $134,000 from 1998 due primarily to capital expenditures associated with system implementation activities during the first quarter of 1999. In addition, the Company incurred certain capital expenditures during the first quarter to renovate Kewanee facilities in connection with the relocation of the pet supplies operations.

         The Company's cash used by financing activities totaled $471,000 in 1999, down from $2,091,000 in the prior year. Because of the reduced cash provided by operating activities in the current year, the Company made fewer payments to reduce its revolving line of credit during the first quarter of 1999 than in the previous year.

         Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $3,650,000, leaving $6,350,000 available to be drawn as of March 27, 1999. The availability under the current credit facility should provide adequate liquidity for the Company's expected working capital and operating needs.

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

PART II.--OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of commercial disputes. Management believes the ultimate disposition of these matters should not materially impair the Company's consolidated financial position or liquidity.

         In April 1996, the Company was notified by the SEC that it had commenced an informal investigation of the Company related to the activities of its former management. The status of the investigation was changed to a formal private investigation in January, 1997. The Company previously responded to the SEC's request for information and will continue to cooperate with the SEC in this matter.

         The Company has been named in an adversary proceeding styled ALABASTER INDUSTRIES, INC. V. BOSS HOLDINGS, INC. AND W.R. HILL CO., INC. filed in the United States Bankruptcy Court for the Northern District of Alabama, Southern Division. The adversary proceeding was commenced in December, 1998, in connection with the Chapter 11 bankruptcy reorganization case of Alabaster Industries, Inc. The suit alleges a fraudulent conveyance by the Company in the 1997 sale of its stock in Alabaster Industries, Inc. This action seeks recovery of the $500,000 down payment received by the Company and further seeks to set aside the $1.5 million note and mortgage held by the Company. The Company has vigorously defended itself in this proceeding and believes it has valid defenses in this action. The bankruptcy proceedings of Alabaster Industries were recently converted to a Chapter 7 liquidation under the U.S. Bankruptcy Code and the Company is actively pursuing enforcement of the note and mortgage.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Shyam H. Gidumal has resigned from his position as president of the Company in order to devote his attention to his other business endeavors. Mr. Gidumal remains a director of the Company. G. Louis Graziadio, III, continues to serve as Chairman of the Board and Chief Executive Officer of the Company, including direct authority for matters previously handled by Mr. Gidumal.

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

                                       BOSS HOLDINGS, INC.



Dated: May 10, 1999                    By: /s/ J. Bruce Lancaster
      --------------                      -----------------------------
                                          J. Bruce Lancaster
                                          Chief Financial Officer
                                          (principal financial officer)

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VISTA 2000, INC.


Dated:                                 By:
      ---------------                     ------------------------------
                                          J. Bruce Lancaster
                                          Chief Financial Officer
                                          (principal financial officer)