Form 10-Q
period 1999-06-26
BOSS HOLDINGS INC
filed 1999-08-11
CIK 916802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For the quarterly period ended               JUNE 26, 1999
                   Commission File No.                   0-23204


                               BOSS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)


DELAWARE                                                 58-1972066
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                        Identification No.)

                              221 West First Street
                             KEWANEE, ILLINOIS 61443
                    (Address of principal executive offices)

                                 (309) 852-2131
                           (Issuer's telephone number)

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

CLASS                                          OUTSTANDING AT AUGUST 3, 1999
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
                                                  (UNAUDITED)

                                                     ASSETS


                                                                JUNE 26, 1999    December 26, 1998
                                                                -------------    -----------------
CURRENT ASSETS
      Cash and cash equivalents                                     $  1,212        $  2,131
      Accounts receivable, net                                         4,234           6,484
      Inventories                                                     13,790          13,777
      Prepaid expenses & other                                           794             611
                                                                    --------        --------
           Total current assets                                       20,030          23,003
                                                                    --------        --------

PROPERTY AND EQUIPMENT, NET                                            4,832           4,743

NOTE RECEIVABLE, NET                                                   1,038           1,038

OTHER ASSETS                                                              32             186
                                                                    --------        --------
                                                                    $ 25,932        $ 28,970
                                                                    --------        --------
                                                                    --------        --------



                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                              $    605        $  1,278
      Current portion of long-term obligations                         3,712             840
      Accrued payroll and related expenses                               528             629
      Accrued liabilities & other                                      1,741           1,893
                                                                    --------        --------
           Total current liabilities                                   6,586           4,640
                                                                    --------        --------

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                            377           4,495

COMMITMENTS AND CONTINGENCIES                                           --              --

STOCKHOLDERS' EQUITY
      Common Stock                                                       487             486
      Additional paid-in capital                                      67,433          67,453
      Accumulated deficit                                            (47,114)        (46,235)
      Currency translation                                               (87)           (119)
                                                                    --------        --------
                                                                      20,719          21,585
      Less: treasury shares and warrants - at cost                     1,750           1,750
                                                                    --------        --------
           Total Stockholders' equity                                 18,969          19,835
                                                                    --------        --------
                                                                    $ 25,932        $ 28,970
                                                                    --------        --------
                                                                    --------        --------




The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                                   SIX MONTHS         SIX MONTHS
                                                         QUARTER ENDED    QUARTER ENDED              ENDED              ENDED
                                                         JUNE 26, 1999    JUNE 27, 1998           JUNE 26, 1999      JUNE 27, 1998
                                                         -------------    -------------           --------------     ------------
Net Sales                                                $ 7,483              $ 8,280             $ 16,613              $ 18,531

Cost of Sales                                              5,360                5,987               11,629                13,231
                                                       ---------              ---------            ---------             ---------
Gross profit                                               2,123                2,293                4,984                 5,300

Operating expenses                                         2,848                2,509                5,592                 5,297
                                                       ---------              ---------            ---------             ---------

Operating profit (loss)                                     (725)                (216)                (608)                    3

Other income and (expense)
          Interest                                          (174)                 (63)                (270)                 (100)
          Other                                                0                    0                    0                    16
                                                       ---------              ---------            ---------             ---------

Loss before income tax                                      (899)                (279)                (878)                  (81)

    Income tax (expense) benefit                               1                  (11)                   0                   (21)
                                                       ---------              ---------            ---------             ---------

Net loss                                                  $ (898)              $ (290)              $ (878)               $ (102)
                                                       ---------              ---------            ---------             ---------
                                                       ---------              ---------            ---------             ---------

Weighted average shares outstanding                    1,949,072            1,900,503            1,940,291             1,887,336

Basic loss per common share                              $ (0.46)             $ (0.15)             $ (0.45)              $ (0.05)
                                                       ---------              ---------            ---------             ---------
                                                       ---------              ---------            ---------             ---------



The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                SIX MONTHS ENDED         Six Months ended
                                                                                  JUNE 26, 1999            June 27, 1998
                                                                            ------------------------    -------------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
     Net loss                                                                         $ (878)                   $ (102)
     Adjustments to reconcile net loss to net cash used
          by  operations:
          Depreciation  and amortization                                                 176                       158
          (Increase) decrease in operating assets:
                 Accounts receivable                                                   2,250                     3,089
                 Inventories                                                             (13)                     (745)
                 Prepaid expenses and other current assets                              (183)                        0
                 Deferred charges and other assets                                       154                       226
          Increase (decrease) in operating liabilities:
                 Accounts Payable                                                       (673)                     (615)
                 Accrued liabilities                                                    (253)                   (1,277)
                                                                        ---------------------     ---------------------
                      Net cash provided  by operating activities                         580                       734
                                                                        ---------------------     ---------------------

CASH FLOWS USED BY INVESTING ACTIVITIES:
     Purchases of property and equipment                                                (265)                     (173)
                                                                        ---------------------     ---------------------
               Net cash used by investing activities                                    (265)                     (173)
                                                                        ---------------------     ---------------------

CASH FLOWS USED BY FINANCING ACTIVITIES:
     Net payments on long-term obligations                                            (1,247)                   (1,342)
     Proceeds from issuance of common stock                                              (19)                      104
     Proceeds from exercise of stock options and warrants                                  0                         0
                                                                        ---------------------     ---------------------
               Net cash used by financing activities                                  (1,266)                   (1,238)
                                                                        ---------------------     ---------------------

Effect of exchange rates on cash and cash equivalents                                     32                       (14)
                                                                        ---------------------     ---------------------

Net decrease in cash during period                                                      (919)                     (691)
Cash and cash equivalents at the beginning of the period                               2,131                     2,122
                                                                        ---------------------     ---------------------
                                                                        ---------------------     ---------------------
Cash and cash equivalents at the end of the period                                   $ 1,212                   $ 1,431
                                                                        ---------------------     ---------------------
                                                                        ---------------------     ---------------------



The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 26, 1999


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

NOTE 2. EARNINGS (LOSS) PER SHARE
         Basic net earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive.

NOTE 3.  INVENTORIES

         Inventories consist of the following (in thousands):


                                                          March 27,                Dec 26,
                                                             1999                   1998
                                                        ---------------         --------------
                    Raw materials                       $      2,004            $      2,056
                    Work-in-process                              497
                                                                                         433
                    Finished goods                            11,289                  11,288
                                                        ---------------         --------------
                                                        $     13,790            $     13,777
                                                        ---------------         --------------
                                                        ---------------         --------------



NOTE 4.  LONG-TERM LIABILITIES
         The Company's current bank loan and security agreement expires in May 2000. Accordingly, the outstanding loan balance on this facility is classified as a current liability in the June 26, 1999 balance sheet. The Company believes extension or refinancing of the Company's debt agreement can be reasonably obtained based on the Company's present financial condition.

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

SALES


  ----------------------------------------- ------------------------------- -------------------------------
              SALES BY SEGMENT                         QUARTER                       YEAR-TO-DATE
                   $(000)
  ----------------------------------------- ------------------------------- -------------------------------
                                                 1999            1998            1999            1998
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Work Gloves & Protective Wear                      5,782           6,696          13,719          15,046
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Pet Supplies                                       1,197             992           1,920           2,266
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Corporate & Other                                    504             592             974           1,219
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Total Sales                                        7,483           8,280          16,613          18,531
  ----------------------------------------- --------------- --------------- --------------- ---------------



         Total revenues for the three months ended June 26, 1999 were $7,483,000, down $797,000, or 9.6%, from the comparable quarter in 1998. Sales in the work gloves and protective wear segment declined $914,000, or 13.7%. The sales reduction in this segment occurred in both the consumer and industrial markets and was attributable in large part to lower selling prices. Selling prices fell from the comparable period in 1998 because of competitive pressure and lower purchase costs on imported goods. In addition, unit volume declined from 1998 due to reduced customer demand primarily in certain industrial market sectors. Warm weather months generally result in reduced glove shipments.

         In the pet supplies segment, second quarter sales increased $205,000, or 20.7%, from the prior year due to stronger customer demand from existing customers. The Company completed the relocation of its facilities in this segment from Florida to Illinois at the conclusion of the first quarter of 1999.

         Sales in the corporate and other segment consist primarily of balloon revenues. Sales in this segment declined $88,000 during the second quarter in comparison to 1998 due primarily to the loss of a major retailer during the second quarter of 1998. The Company has expanded its distributor network in an effort to improve balloon sales.

         For the six month period ended June 26, 1999, consolidated sales totaled $16,613,000, a decline of $1,327,000, or 8.8%, from the comparable period in 1998. The bulk of this sales decline occurred in the work gloves and protective wear segment. Reduced selling prices in general and lower unit volumes, particularly in the energy exploration sector, were the primary factors contributing to the reduction in industrial market revenues.

COST OF SALES


  ----------------------------------------- ------------------------------- -------------------------------
          COST OF SALES BY SEGMENT                     QUARTER                       YEAR-TO-DATE
                   $(000)
  ----------------------------------------- --------------- --------------- --------------- ---------------
                                                 1999            1998            1999            1998
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Work Gloves & Protective Wear                      4,288           4,862           9,820          10,743
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Pet Supplies                                         779             719           1,224           1,633
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Corporate & Other                                    293             406             585             855
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Total Cost of Sales                                5,360           5,987          11,629          13,231
  ----------------------------------------- --------------- --------------- --------------- ---------------



         Cost of sales for the three months ended June 26, 1999 were $5,360,000 compared to $5,987,000 in the corresponding period of 1998. The drop in cost of sales reflects the sales decline previously discussed as well as the reduction in the purchase price of goods. On a percentage of sales basis, cost of sales totaled 71.6%, down from 72.3% for the second quarter of 1998. This improvement resulted in part from reduced costs in the pet supplies business attributable to the lower cost structure at its new facility in Illinois.

         On a year to date basis, cost of sales in 1999 totaled $11,629,000, down $1,602,000 from 1998. This decline was due primarily to the reduction in sales for the period. As a percentage of sales, cost of sales declined to 70.0%, down 1.4% from 1998. The lower cost of sales percentage resulted primarily from reduced costs in the pet supplies segment associated with the relocation of facilities and reduction of the purchase price of work gloves and protective wear.

OPERATING EXPENSES


  ----------------------------------------- ------------------------------- -------------------------------
       OPERATING EXPENSES BY SEGMENT                   QUARTER                       YEAR-TO-DATE
                   $(000)
  ----------------------------------------- ------------------------------- -------------------------------
                                                 1999            1998            1999            1998
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Work Gloves & Protective Wear                      1,963           1,919           4,124           4,022
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Pet Supplies                                         273             272             517             560
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Corporate & Other                                    612             318             951             715
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Total Operating Expenses                           2,848           2,509           5,592           5,297
  ----------------------------------------- --------------- --------------- --------------- ---------------



         Operating expenses (selling, general and administrative expenses) totaled $2,848,000 for the three months ended June 26, 1999, compared to $2,509,000 for the corresponding period in 1998. This increase in comparison to 1998 is due primarily to a non-recurring insurance premium refund of $260,000 received in the second quarter of 1998. In addition, savings from staff reductions in the Company's corporate offices were more than offset by increased litigation expenses.

         For the six month period ended June 26, 1999 operating expenses were $5,592,000, up $295,000 from the comparable period in 1998. Again, the majority of this increase was attributable to increased corporate expenses reflecting higher litigation expenses and the effect of a one-time insurance refund in 1998.

OPERATING INCOME


  ----------------------------------------- ------------------------------- -------------------------------
     OPERATING INCOME (LOSS) BY SEGMENT                QUARTER                       YEAR-TO-DATE
                   $(000)
  ----------------------------------------- ------------------------------- -------------------------------
                                                 1999            1998            1999            1998
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Work Gloves & Protective Wear                      (470)            (88)           (224)             280
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Pet Supplies                                         146               2             178              73
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Corporate & Other                                  (401)           (130)           (562)           (350)
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Total Operating Income (Loss)                      (725)           (216)           (608)               3
  ----------------------------------------- --------------- --------------- --------------- ---------------



         For the second quarter of 1999, operating income declined $509,000 in comparison to the second quarter of 1998. This reduction resulted from lower sales in the work glove and protective wear segment and higher operating expenses in the corporate segment partially offset by the improved sales and earnings at the Company's pet supplies segment. The second quarter is historically the Company's weakest in the work gloves and protective wear segment due to warm weather and reduced product demand.

         The Company generated an operating loss of $608,000 for the six month period ended June 26, 1999 compared to operating income of $3,000 during the prior year. As previously discussed, reduced revenues in the work gloves and protective wear segment and increased corporate expenses in comparison to 1998 were the primary factors causing the decline in operating income.

OTHER INCOME (EXPENSE)

         The Company incurred $174,000 in interest expense during the second quarter of 1999, an increase of $111,000 from the comparable period in 1998. Interest expense increased in 1999 due to higher borrowings under the Company's revolving line of credit during the quarter due in large part to increased inventory levels resulting from lower than expected sales.

         On a year to date basis through June 26, 1999, interest expense totaled $270,000, up $170,000 from 1998. Higher than planned inventory levels were the primary factor in this increase.

TAXES

         Tax expense consists of estimated state income taxes for certain of the Company's operations. Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available net operating loss carryforwards of approximately $39,900,000. Utilization of these carryforwards is subject to an annual limitiation of approximately $1,600,000 due to prior changes in control as defined under Section 382 of the Internal Revenue Code. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.


YEAR 2000


INFORMATION SYSTEMS

         The Company continued to make progress during the second quarter toward the planned third quarter implementation of new, year 2000 compliant enterprise software. Substantially all conversion programs to transfer data from current systems were completed. Training, prototyping and testing of new processes and procedures continued throughout the quarter as planned.

         Certain of the new system modules are currently in operation including payroll and accounting. The remaining modules including sales order processing and distribution/inventory control are planned for completion during the third quarter. Implementation of these remaining modules will be an important undertaking for the Company affecting virtually every business process.

         The Company is utilizing a consulting group specializing in the implementation of J D Edwards software to train employees as well as facilitate and coordinate the implementation process. As previously reported, this project is approximately three months behind the original schedule. After making certain organizational changes and increasing the utilization of information technology consultants, this project has remained on the Company's revised schedule. However, delays and unplanned difficulties are common in implementations of this magnitude. The Company is likely to experience at least minor operational difficulties during the early stages of operation under the new system until all employees become familiar with changes in processes and procedures.

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

         Assuming no major systemic failures, the most reasonably likely worst case scenario would center around operational difficulties after system implementation and inability to obtain certain imported products. The Company believes appropriate loss minimization strategies such as retaining on-site consultants after implementation and maintaining alternative import suppliers should limit the cost and down-time of such a scenario without materially impacting the Company's liquidity or financial condition.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided $580,000 in cash flows through the first six months of 1999, down $154,000 from 1998. This reduction was due to the Company's increased loss for the period which was substantially offset by reduced payments to fund accrued liabilities compared to 1998. Payment of accrued liabilities in 1998 included certain legal and professional, employee benefit and settlement expenses accrued in 1997.

         Cash used by investing activities totaled $265,000 for the six months ended June 26, 1999, an increase of $92,000 from 1998 due primarily to capital expenditures associated with system implementation activities. In addition, the Company incurred certain capital expenditures during the period to renovate Kewanee facilities in connection with the relocation of pet supplies operations.

         The Company's cash used by financing activities totaled $1,266,000 in 1999, essentially unchanged from the prior year.

         Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $2,900,000 as of June 26, 1999, leaving $7,100,000 available to be drawn. The availability under the current credit facility should provide adequate liquidity for the Company's expected working capital and operating needs.

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

         The Company has been named in an adversary proceeding styled ALABASTER INDUSTRIES, INC. V. BOSS HOLDINGS, INC. AND W.R. HILL CO., INC. filed in the United States Bankruptcy Court for the Northern District of Alabama, Southern Division. The adversary proceeding was commenced in December, 1998, in connection with the Chapter 11 bankruptcy reorganization case of Alabaster Industries, Inc. The suit alleges a fraudulent conveyance by the Company in the 1997 sale of its stock in Alabaster Industries, Inc. This action seeks recovery of the $500,000 down payment received by the Company and further seeks to set aside the $1.5 million note and mortgage held by the Company. The Company has vigorously defended itself in this proceeding and believes it has valid defenses in this action. The bankruptcy proceedings of Alabaster Industries have been converted to a Chapter 7 liquidation under the U.S. Bankruptcy Code and the Company is actively pursuing enforcement of the note and mortgage.

         The Company is a plaintiff in an action entitled BOSS MANUFACTURING COMPANY V. HUGO BOSS AG, ET AL., filed in November, 1997 and currently pending in the U.S. District Court for the Southern District of New York alleging trademark infringement, trademark dilution and breach of contract. The Company seeks damages against Hugo Boss in connection with the sale and distribution in the U.S. of gloves, boots and other products bearing the "Boss" trademark. The Company has obtained injunctive relief which prevents Hugo Boss AG from selling gloves and boots in the United States during the pendency of the action and requires Hugo Boss to recall certain boots and gloves from the U.S. market. The parties have stayed proceedings in this litigation in order to pursue a settlement and the Company is optimistic that a mutually acceptable settlement can be reached in this matter. The Company intends to continue defending its valuable trademark and tradename rights by all appropriate proceedings.


ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of the Company's stockholders was held on Wednesday, June 23, 1999 in St. Louis, MO. At the meeting the stockholders voted on the following items:

1) Elected six directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.


                                            FOR             WITHHELD
              G. Louis Graziadio, III        1,539,811        5,759

              Perry A Lerner                 1,539,845        5,725

              Lee E. Mikles                  1,539,864        5,706



              Paul A Novelly                1,539,826         5,744

              Richard D. Squires            1,539,840         5,730

              Shyam H. Gidumal              1,537,140         8,430



2) Approved and ratified the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 25, 1999.

               1,540,203  for               4,360  against             1,007  abstain



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

                                           BOSS HOLDINGS, INC.



Dated: AUGUST 10, 1999                     By: /s/  J. BRUCE LANCASTER
                                              ---------------------------------
                                           J. Bruce Lancaster
                                           Chief Financial Officer
                                           (principal financial officer)