Form 10-Q
period 1999-09-25
BOSS HOLDINGS INC
filed 1999-11-09
CIK 916802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



          For the quarterly period ended         SEPTEMBER 25, 1999
                                                --------------------
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

                                 (309) 852-2131
                                 --------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes X No
                     ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                           Outstanding at October 15, 1999
-----                                           -------------------------------
Common Stock, $.25 par value                                1,949,072

PART I.- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    BOSS HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                (UNAUDITED)

                                  ASSETS

                                          SEPTEMBER 25,         DECEMBER 26,
                                              1999                  1998
                                          -------------         ------------
CURRENT ASSETS
   Cash and cash equivalents               $  3,022               $  2,131
   Accounts receivable, net                   5,092                  6,484
   Inventories                               12,338                 13,777
   Prepaid expenses & other                     833                    611
                                           --------               --------
      Total current assets                   21,285                 23,003
                                           --------               --------

PROPERTY AND EQUIPMENT, NET                   4,972                  4,743

NOTE RECEIVABLE, NET                          1,038                  1,038

OTHER ASSETS                                     31                    186
                                           --------               --------
                                           $ 27,326               $ 28,970
                                           ========               ========


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                        $    572               $  1,278
   Current portion of long-term
     obligations                              4,009                    840
   Accrued payroll and related expenses         631                    629
   Accrued liabilities & other                2,140                  1,893
                                           --------               --------
      Total current liabilities               7,352                  4,640
                                           --------               --------

LONG-TERM OBLIGATIONS, NET OF CURRENT
  PORTION                                       359                  4,495

COMMITMENTS AND CONTINGENCIES                    --                     --

STOCKHOLDERS' EQUITY
   Common stock                                 488                    486
   Additional paid-in capital                67,433                 67,453
   Accumulated deficit                      (46,466)               (46,235)
   Currency translation                         (90)                  (119)
                                           --------               --------
                                             21,365                 21,585
   Less: treasury shares and warrants
     - at cost                                1,750                  1,750
                                           --------               --------
      Total stockholders' equity             19,615                 19,835
                                           --------               --------
                                           $ 27,326               $ 28,970
                                           ========               ========

The accompanying notes are an integral part of these statements.

                    BOSS HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                               (UNAUDITED)

                                                                           NINE MONTHS        NINE MONTHS
                                     QUARTER ENDED      QUARTER ENDED         ENDED              ENDED
                                     SEPTEMBER 25,      SEPTEMBER 26,      SEPTEMBER 25,      SEPTEMBER 26,
                                         1999               1998               1999               1998
                                     -------------      -------------      -------------      -------------
Net Sales                                $8,019              $8,583            $24,632            $27,114
Cost of Sales                             5,842               6,246             17,471             19,477
                                      ---------           ---------          ---------          ---------
Gross profit                              2,177               2,337              7,161              7,637
Operating expenses                        1,421               2,573              7,013              7,870
                                      ---------           ---------          ---------          ---------
                                            756                (236)               148               (233)
Gain on sale of operating assets              0                 893                  0                893
                                      ---------           ---------          ---------          ---------
Operating profit                            756                 657                148                660

Other income and (expense)
   Interest                                (107)                (82)              (377)              (182)
   Other                                      0                   0                  0                 16
                                      ---------           ---------          ---------          ---------
Income (loss) before income tax             649                 575               (229)               494
   Income tax expense                         0                   3                  0                 24
                                      ---------           ---------          ---------          ---------
Net income (loss)                          $649                $572              $(229)              $470
                                      =========           =========          =========          =========

Weighted average shares outstanding   1,949,072           1,923,811          1,943,229          1,898,945

Basic earnings (loss) per common
   share                                  $0.33               $0.30             $(0.12)             $0.25
                                      =========           =========          =========          =========

Diluted earnings (loss) per common
   share                                  $0.33               $0.30             $(0.12)             $0.25
                                      =========           =========          =========          =========

The accompanying notes are an integral part of these statements.

                   BOSS HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (DOLLARS IN THOUSANDS)
                              (UNAUDITED)

                                                        NINE MONTHS ENDED         NINE MONTHS ENDED
                                                        SEPTEMBER 25, 1999        SEPTEMBER 26, 1998
                                                        ------------------        ------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
    Net income (loss)                                         $  (229)                  $   470
    Adjustments to reconcile net income (loss) to net
      cash provided (used) by operations:
        Depreciation and amortization                             268                       241
        (Gain) on disposal of property and equipment                0                      (893)
        (Increase) decrease in operating assets:
            Accounts receivable                                 1,392                     2,592
            Inventories                                         1,439                    (2,084)
            Prepaid expenses and other current assets            (222)                      202
            Deferred charges and other assets                     155                       227
        Increase (decrease) in operating liabilities:
            Accounts payable                                     (706)                     (398)
            Accrued liabilities                                   249                    (1,240)
                                                              -------                   -------
               Net cash provided (used) by operating
                 activities                                     2,346                      (883)
                                                              -------                   -------

CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
    Purchases of property and equipment                          (499)                     (481)
    Proceeds from sale of operating assets                          0                       893
                                                              -------                   -------
         Net cash provided (used) by investing activities        (499)                      412
                                                              -------                   -------

CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
    Net borrowings (payments) on long-term obligations           (966)                      552
    Purchase and retirement of stock                              (43)                        0
    Proceeds from exercise of stock options and warrants           24                       121
                                                              -------                   -------
         Net cash provided (used) by financing activities        (985)                      673
                                                              -------                   -------

Effect of exchange rates on cash and cash equivalents              29                       (34)
                                                              -------                   -------

Net increase in cash during period                                891                       168
Cash and cash equivalents at the beginning of the period        2,131                     2,122
                                                              -------                   -------
Cash and cash equivalents at the end of the period             $3,022                    $2,290
                                                              =======                   =======


The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 25, 1999


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

NOTE 3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                           Sep 25,                 Dec 26,
                                                            1999                    1998
                                                        ------------            ------------
                    Raw materials                       $      1,800            $      2,056
                    Work-in-process                              413                     433
                    Finished goods                            10,125                  11,288
                                                        ------------            ------------
                                                        $     12,338            $     13,777
                                                        ============            ============

NOTE 4.  LONG-TERM LIABILITIES
         The Company's current bank loan and security agreement expires in May 2000. Accordingly, the outstanding loan balance on this facility is classified as a current liability in the September 25, 1999 balance sheet. The Company believes extension or refinancing of the Company's debt agreement can be reasonably obtained based on the Company's present financial condition.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

LITIGATION
         The Company is involved in various lawsuits in the ordinary course of business. These lawsuits primarily involve claims for damages arising out of commercial disputes. Management believes the ultimate disposition of these matters should not materially impair the Company's consolidated financial position or liquidity.

         In 1996, the Company commenced an action against Richard P. Smyth, a former officer and director, alleging that Mr. Smyth committed fraudulent and unlawful acts resulting in substantial harm to the Company and its shareholders. Subsequently, Mr. Smyth filed a counterclaim seeking, among other things, indemnification in connection with certain legal matters. In August, 1999, the Company and Mr. Smyth concluded a settlement agreement. Under the terms of the settlement agreement, the Company received a consent judgment against Mr. Smyth in the principal sum of $997,800 and Smyth agreed to dismiss with prejudice his pending counterclaim against the Company. The Company agreed not to pursue collection of the judgment in exchange for a $50,000 initial cash payment received from Smyth at the time of settlement and timely receipt of future installment payments from Smyth totaling $435,000. The payment obligations of Smyth under the settlement agreement are secured by a mortgage on his home residence.

         In 1998, the Company was named a defendant in an adversary proceeding filed in the United States Bankruptcy Court for the Northern District of Alabama in connection with the Company's 1997 sale of its stock in Alabaster Industries, Inc. The suit sought to recover cash payments received by the Company and to avoid a promissory note and mortgage held by the Company as a result of the sale. Pursuant to a court-approved settlement agreement, the Company has settled and released its mortgage on the Alabaster property in exchange for a lump sum cash payment of $1,130,000 from the bankruptcy trustee and a complete release of the Company from any liability or claims in connection with the Alabaster transaction and bankruptcy. The Company expects to receive payment from the trustee during the fourth quarter of 1999. Settlement proceeds, net of related legal expenses, should approximate the current carrying value of the Alabaster note receivable.

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

SALES

  ----------------------------------------- ------------------------------- -------------------------------
              SALES BY SEGMENT                         QUARTER                       YEAR-TO-DATE
                   $(000)                   --------------- --------------- --------------- ---------------
                                                 1999            1998            1999            1998
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Work Gloves & Protective Wear                  6,770           7,312          20,489          22,358
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Pet Supplies                                     875             838           2,795           3,104
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Corporate & Other                                374             433           1,348           1,652
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Total Sales                                    8,019           8,583          24,632          27,114
  ----------------------------------------- --------------- --------------- --------------- ---------------

         Total revenues for the three months ended September 25, 1999 were $8,019,000, down $564,000, or 6.6%, from the comparable quarter in 1998. Essentially all of this sales decline was attributable to the work gloves and protective wear segment. The bulk of the sales reduction in this segment occurred in the consumer market and was attributable in large part to lower selling prices. Selling prices continued to fall during the third quarter in comparison to 1998 because of competitive pressure and lower purchase costs on imported goods. The Company ended the quarter with a substantial backlog and expects improved revenues during the fourth quarter, which is historically the Company's strongest.

         In the pet supplies segment, third quarter sales increased $37,000, or 4.4%, from the prior year due to stronger customer demand from existing customers. The Company has completed the relocation of facilities and change of the management team and plans to broaden its customer base in this segment. Sales prospects for the balance of the year appear favorable.

         Balloon revenues comprise the bulk of sales in the corporate and other segment. Sales in this segment declined $59,000 during the third quarter in comparison to 1998 due primarily to reduced demand from key retail accounts. The Company has developed improved product displays for selected accounts and expanded its distributor network in an effort to increase balloon sales.

         For the nine month period ended June 26, 1999, consolidated sales totaled $24,632,000, a decline of $2,482,000, or 9.2%, from the comparable period in 1998. The bulk of this sales decline occurred in the work gloves and protective wear segment and was due in large part to lower selling prices as previously discussed. In addition, customer demand was down in the Company's industrial market, particularly for products sold into the energy exploration industry.

COST OF SALES

  ----------------------------------------- ------------------------------- -------------------------------
          COST OF SALES BY SEGMENT                     QUARTER                       YEAR-TO-DATE
                   $(000)                    --------------- --------------- --------------- ---------------
                                                 1999            1998            1999            1998
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Work Gloves & Protective Wear                  5,033           5,270          14,853           16,013
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Pet Supplies                                     585             674           1,809            2,307
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Corporate & Other                                224             302             809            1,157
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Total Cost of Sales                            5,842           6,246          17,471           19,477
  ----------------------------------------- --------------- --------------- --------------- ---------------

         Cost of sales for the three months ended June 26, 1999 were $5,842,000 compared to $6,246,000 in the corresponding period of 1998. The drop in cost of sales reflects the sales decline previously discussed as well as the reduction in the purchase price of goods. On a percentage of sales basis, cost of sales totaled 72.9%, essentially unchanged from 1998. Management expects the relative margin stability in comparison to last year to continue through year-end, though final LIFO adjustments could potentially have an unfavorable impact should the Company achieve its inventory reduction goals.

         On a year to date basis, cost of sales in 1999 totaled $17,471,000, down $2,006,000 from 1998. This decline was due primarily to the reduction in sales for the period. As a percentage of sales, cost of sales declined to 70.9%, down 0.9% from 1998. The lower cost of sales percentage resulted primarily from reduced costs in the pet supplies segment associated with the relocation of facilities.

OPERATING EXPENSES

  ----------------------------------------- ------------------------------- -------------------------------
       OPERATING EXPENSES BY SEGMENT                   QUARTER                       YEAR-TO-DATE
                   $(000)                   --------------- --------------- --------------- ---------------
                                                 1999            1998            1999            1998
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Work Gloves & Protective Wear                  2,176           1,881           6,299            5,902
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Pet Supplies                                     202             199             720              759
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Corporate & Other                               (957)            493              (6)           1,209
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Total Operating Expenses                       1,421           2,573           7,013            7,870
  ----------------------------------------- --------------- --------------- --------------- ---------------

         Operating expenses (selling, general and administrative expenses) totaled $1,421,000 for the three months ended September 25, 1999, compared to $2,573,000 for the corresponding period in 1998. This decrease in comparison to 1998 was due primarily to settlement proceeds received by the Company in settlement of its trademark litigation and related claims against Hugo Boss AG and its subsidiaries. The Company received a payment of $2,000,000 in this settlement and recorded a gain of $1,500,000 after recognizing related expenses associated with the settlement.

         Third quarter operating expenses increased in the work gloves and protective wear segment in comparison to 1998 due in large part to higher sales and marketing expenses. The Company has stepped up its sales and marketing efforts in addition to restructuring its sales management team to promote sales growth.

         For the nine month period ended September 25, 1999 operating expenses were $7,013,000, down $857,000 from the comparable period in 1998. The bulk of this decrease was attributable to reduced corporate expenses reflecting the settlement proceeds in the Hugo Boss litigation previously discussed.

OPERATING INCOME

  ----------------------------------------- ------------------------------- -------------------------------
     OPERATING INCOME (LOSS) BY SEGMENT                QUARTER                       YEAR-TO-DATE
                   $(000)                   --------------- --------------- --------------- ---------------
                                                 1999            1998            1999            1998
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Work Gloves & Protective Wear                   (439)            161            (663)            443
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Pet Supplies                                      88             (35)            266              38
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Corporate & Other                              1,107            (362)            545            (714)
  ----------------------------------------- --------------- --------------- --------------- ---------------
  Total Operating Income (Loss)                    756            (236)            148            (233)
  ----------------------------------------- --------------- --------------- --------------- ---------------

         For the third quarter of 1999, operating income increased $992,000 in comparison to the third quarter of 1998. This increase resulted from the favorable impact of the Hugo Boss settlement and improved earnings in the pet supplies segment partially offset by reduced earnings in the work gloves and protective wear segment. Earnings in the pet supply segment were favorably impacted by increased sales and reduced expenses due to the relocation of facilities completed during the second quarter. Work glove and protective wear segment earnings declined on lower sales and increased operating expenses during the quarter as discussed above.

         The Company generated operating income of $148,000 for the nine month period ended September 25, 1999 compared to an operating loss of $232,000 during the prior year. As previously discussed, litigation settlement proceeds and reduced overhead in the pet supplies segment were the primary factors causing the improvement in operating income.

OTHER INCOME (EXPENSE)

         The Company incurred $107,000 in interest expense during the third quarter of 1999, an increase of $25,000 from the comparable period in 1998. Interest expense increased in 1999 due to higher borrowings under the Company's revolving line of credit during the quarter due in large part to increased inventory levels for most of the period resulting from lower than expected sales. By the end of the quarter, the Company's reduced purchasing and improved seasonal sales resulted in lower inventory compared to year-end 1998.

         On a year to date basis through September 25, 1999, interest expense totaled $377,000, up $195,000 from 1998. Higher than planned inventory levels were the primary factor in this increase.

TAXES

         Tax expense consists of estimated state income taxes for certain of the Company's operations. Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented. The Company has available net operating loss carryforwards for federal income tax purposes of approximately $39,900,000. Utilization of these carryforwards is subject to an annual limitiation of approximately $1,600,000 due to prior changes in control as defined under Section 382 of the Internal Revenue Code. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.

YEAR 2000

INFORMATION SYSTEMS

         The Company deferred its planned third quarter implementation of new, year 2000 compliant enterprise software by one month. In October 1999, the Company began operating essentially all business functions under the new system. Modules implemented included sales order processing as well as distribution and inventory control.

         Implementation of these modules represents an important undertaking for the Company affecting virtually every business process. The Company continues to utilize a specialized consulting group to assist in post-implementation problem resolution. Delays and unplanned difficulties are common in implementations of this magnitude. The Company is likely to experience at least minor operational difficulties during the early stages of operation under the new system until all employees become familiar with changes in processes and procedures.

         Due in part to delays in implementation, the Company's new enterprise system is expected to cost $600,000 to $700,000 including hardware, software and implementation training and consulting. Approximately $500,000 had been expended as of September 25, 1999. Essentially all costs will be capitalized and depreciated over the expected useful life. These costs do not include internal management time which is included in periodic operations expenses.

         Beyond providing Year 2000 compliance, the new enterprise system should enable the Company to operate more efficiently through system integration and on-line information capabilities. Availability of real-time information is expected to help the Company improve asset utilization as well as customer support.

OTHER SYSTEMS

         Based on its initial evaluation, the Company believes it has limited reliance on systems or equipment in other operational areas which rely on embedded chips. Management plans to further assess the Company's exposure to such systems prior to year-end.

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

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided $2,346,000 in cash flows through the first nine months of 1999, up $3,229,000 from 1998. This improvement resulted from working capital changes with inventory reductions and reduced funding of accrued liabilities providing cash in 1999 rather than using cash as in the prior year. Payment of accrued liabilities in 1998 included certain legal and professional, employee benefit and settlement expenses accrued in 1997.

         Cash used by investing activities totaled $499,000 for the nine months ended September 25, 1999, a reduction of $911,000 from 1998. This reduction in comparison to the prior year was primarily attributable to the Company's third quarter 1998 proceeds from the sale of certain assets. The bulk of the Company's capital expenditures in 1999 were associated with system implementation activities.

         The Company used the cash generated by operating activities to pay down long-term obligations by $986,000. In addition, the Company bought and retired stock from certain shareholders holding fewer than 100 shares during the first quarter of 1999.

         Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $3,200,000 as of September 25, 1999, leaving $6,800,000 available to be drawn. In addition, the Company had approximately $3 million in cash and cash equivalents at the end of the quarter. This cash and the availability under the current credit facility should provide adequate liquidity for the Company's expected working capital and operating needs.

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

         In August, 1999, the Company concluded a settlement in the trademark infringement litigation styled BOSS MANUFACTURING COMPANY V. HUGO BOSS AG, ET AL., which was filed by the Company in the U.S. District Court for the Southern District of New York in November, 1997. Under the terms of the settlement, the Company received a lump sum cash payment of $2,000,000 from Hugo Boss and the parties agreed to certain provisions concerning use of their respective logos and trademarks. The settlement payment and certain related expenses were recorded during the Company's third quarter.

         Pursuant to the sale by the Company of its stock in Alabaster Industries, Inc. ("Alabaster") in June, 1997, the Company received a $1.5 million note and first mortgage on certain property of Alabaster located in Alabaster, Alabama. Alabaster filed for Chapter 11 bankruptcy reorganization in April, 1998, and subsequently initiated an adversary proceeding against the Company styled ALABASTER INDUSTRIES, INC. V. BOSS HOLDINGS, INC. AND W.R. HILL CO., INC., filed in the U.S. Bankruptcy Court for the Northern District of Alabama, Southern Division. Because of the bankruptcy filing, the Company established a valuation reserve of approximately $450,000 to reduce its note and first mortgage on Alabaster assets to the estimated net realizable value. Alabaster's bankruptcy was converted to a Chapter 7 liquidation in early 1999, and the bankruptcy trustee subsequently sold at auction the real estate which was subject to the Company's first mortgage. Pursuant to a court-approved settlement agreement, the Company has settled and released its mortgage on the Alabaster property in exchange for a lump sum cash payment of $1,130,000 from the bankruptcy trustee and a complete release of the Company from any liability or claims in connection with the Alabaster transaction and bankruptcy. The Company expects to receive payment in full from the trustee during the fourth quarter of 1999.

         In June, 1996, the Company sued its former president, Richard Smyth, in a matter styled BOSS HOLDINGS, INC. (FORMERLY VISTA 2000, INC.) V. RICHARD SMYTH, filed in the Superior Court of Cobb County, Georgia. The Company alleged breach of contract, conversion of company funds, unjust enrichment, breach of fiduciary duty and fraud by Mr. Smyth, claiming damages and seeking recovery of funds alleged to be converted by Mr. Smyth. In August, 1999, the Company successfully concluded its action against Mr. Smyth pursuant to a consent judgment and settlement agreement between the parties. Under the settlement agreement, the Company received a consent judgment against Mr. Smyth in the principal sum of $997,800 and Smyth agreed to dismiss with prejudice his pending counterclaim against the Company. The Company agreed not to pursue collection of the judgment in exchange for a $50,000 initial cash payment received from Smyth at the time of settlement and timely receipt of future installment payments from Smyth totaling $435,000. The payment obligations of Smyth under the settlement agreement are secured by a mortgage on his home residence. The Company intends to continue diligent collection of all amounts due from Mr. Smyth.

ITEM 2.  CHANGES IN SECURITIES

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) EXHIBITS
            --------
            27  Financial Data Schedule (filed electronically with the SEC only)

        (b) REPORTS ON FORM 8-K
            -------------------
            For the current quarter, no reports on Form 8-K were filed.

                                  SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BOSS HOLDINGS, INC.



Dated: NOVEMBER 9, 1999                       By: /s/ J. BRUCE LANCASTER
       ----------------                           -----------------------
                                              J. Bruce Lancaster
                                              Chief Financial Officer
                                             (Principal financial officer)