Form 10-K
period 1999-12-25
BOSS HOLDINGS INC
filed 2000-04-10
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 25, 1999
                                       or
                 |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to ______

                           Commission File No. 0-23204

                               BOSS HOLDINGS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 58-1972066
                   --------                                 ----------
         (State or other jurisdiction                    (I.R.S.  Employer
       of incorporation or organization)              Identification Number)

   221 West First Street, Kewanee, Illinois                    61443
   ----------------------------------------                    -----
   (Address of principal executive offices)                 (Zip code)

       Registrant's telephone number, including area code: (309) 852-2131

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                   Title of Class Common Stock $0.25 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

The aggregate market value of the voting stock held by non-affiliates as of March 13, 2000 was approximately $5.6 million.

There were 1,934,904 shares of the Registrant's common stock outstanding as of March 13, 2000.

                           INCORPORATION BY REFERENCE

      Specified portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

                    FORWARD LOOKING STATEMENTS OR INFORMATION

      Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under "Current Developments", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: uncertainties and changes in general economic conditions, unusual weather patterns which could affect domestic demand for the registrant's products, performance and price issues with international suppliers, pricing policies of competitors and the ability to attract and retain employees in key positions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

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

      During 1996 and 1997, the Company undertook a restructuring which included the sale of a substantial portion of the Company's operating assets. As a result of this restructuring, Boss now operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supply business segment.

Work Gloves and Protective Wear

      Through BMC, the Company imports, manufactures and markets gloves, boots and rainwear products serving two primary markets - consumer and industrial. The consumer market represents approximately 60% of sales and consists of retailers ranging from mass merchandisers to convenience stores as well as grocery and hardware stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These customers include companies in the agricultural, automotive, energy, lumber and construction industries.

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

      BMC sells to a broad customer base approximating two thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 1999, BMC had an open order backlog of approximately $1,500,000, up about $600,000 from the previous year.

      In recent years, the Company has increased its emphasis on importing finished goods with sales of such products representing roughly 70% of the Company's revenues. Finished goods in this segment are generally widely available from a number of suppliers in various countries. However, the Company has occasionally experienced limitations in the supply of certain imported products. Availability of imported goods is further subject to interruptions in shipping and quota constraints.

      Raw materials used to manufacture products in the work glove and protective wear segment have generally been readily available through a number of sources. The Company does not anticipate shortages of either raw materials or purchased goods for resale in 2000.

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

Pet Supplies

      The Warren Pet ("Warren") division of the Company's Boss Manufacturing Holdings, Inc. subsidiary imports, manufactures and markets a line of pet supplies to various retail outlets. Products in this line include dog and cat toys, collars and leads, chains and rawhide products. Warren markets its product line primarily to agricultural and hardware retailers utilizing a network of regional distributors. Essentially all sales are within the United States.

      The pet supplies industry is extremely competitive. A small group of companies including Hartz Mountain Corporation and Sergeant's Pet Products division of ConAgra dominate the industry. Warren competes primarily in selected market niches by focusing on customer service and favorable pricing. In 1999, Warren's three largest customers accounted for over 60% of sales in this segment. Warren has expanded its distributor network and stepped up sales promotional efforts in an effort to broaden its customer base.

      Warren generally has multiple sources of supply for substantially all of its product requirements. The purchased finished goods and raw materials required to manufacture Warren's products have generally been readily available in sufficient quantities. However, Warren is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the nature and size of Warren's operations, the open order backlog was not material at the end of 1999 or 1998.

      Additional financial information on the pet supplies segment is included in the "Notes to Consolidated Financial Statements" and in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Environmental Matters

      The Company is subject to various federal, state and local regulations concerning the environment. Efforts to maintain compliance with such regulations have not required expenditures material to the Company's overall operating performance or financial condition. However, the Company can provide no assurance that expenditures in this area will not become more significant in the future.

Employees

      As of December 25, 1999, Boss employed approximately 290 full-time associates, down from 390 at the end of 1998. Of these, about 20 hourly associates located at the BMC distribution facility in Springfield, Illinois were represented by the UNITE labor organization under a collective bargaining agreement. At year-end, about 210 associates were located in the United States with 80 located in Mexico and Canada.

      The Company's domestic employment declined in 1999 due primarily to reduced production in the Company's Alabama manufacturing facilities. Because of falling demand for domestic products, the Company expects to close its remaining plant in Greenville, Alabama which should reduce domestic employment by an additional 90 employees in 2000. The impact of this plant closing is further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      The Company believes its employee relations are excellent as evidenced by relatively low turnover rates at most facilities. However, attracting and retaining employees has become more difficult because of continuing low-unemployment economic conditions in the U.S. The Company's past success in this area cannot assure attainment of future employment objectives.

ITEM 2. PROPERTIES

      The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 25, 1999. The principal executive offices are located in Kewanee, Illinois.

                                                                    Square         Annual           Lease
Location          City              General Character                Feet           Rent         Expiration
--------          ----              ----------------                -------        -------       ----------
Alabama           Greenville        Manufacturing                    86,000             0           Owned
Br. Columbia,     Vancouver         Distribution                      6,000        14,400         Month-to-
Canada                                                                                              month
Illinois          Kewanee           Administrative Office            10,200             0           Owned
Illinois          Kewanee           Manufacturing,                  147,000             0           Owned
                                    Distribution & Admin
Illinois          Springfield       Distribution                     80,000             0           Owned
Mexico            Juarez            Manufacturing                    35,400             0           Owned
Ontario,          Concord           Manufacturing,                   18,400        65,000         6/30/2000
Canada                              Distribution & Admin
Texas             El Paso           Warehouse                        1,770         11,664         Month-to-
                                                                                                    month

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

ITEM 3. LEGAL PROCEEDINGS

      The Company is a party to various legal actions incident to the normal operations of its business. These lawsuits primarily involve claims for damages arising out of commercial disputes. Management believes the ultimate disposition of these matters should not materially impair the Company's consolidated financial position or liquidity.

      In August, 1999, the Company concluded a settlement in the trademark infringement litigation styled Boss Manufacturing Company v. Hugo Boss AG, et al., which had been filed by the Company in the U.S. District Court for the Southern District of New York in November, 1997. Under the terms of the settlement, the Company received a lump sum cash payment of $2,000,000 from Hugo Boss and the parties agreed to certain provisions concerning use of their respective logos and trademarks.

      Pursuant to the sale by the Company of its stock in Alabaster Industries, Inc. ("Alabaster") in June, 1997, the Company received a $1.5 million note and first mortgage on certain property of Alabaster located in Alabaster, Alabama. Alabaster filed for Chapter 11 bankruptcy reorganization in April, 1998, and subsequently initiated an adversary proceeding against the Company styled Alabaster Industries, Inc. v. Boss Holdings, Inc. and W.R. Hill Co., Inc., filed in the U.S. Bankruptcy Court for the Northern District of Alabama, Southern Division. Alabaster's bankruptcy was converted to a Chapter 7 liquidation in early 1999, and the bankruptcy trustee subsequently sold at auction the real estate which was subject to the Company's first mortgage. Pursuant to a court-approved settlement agreement with the bankruptcy trustee in October, 1999, the Company settled and released its note and mortgage on the Alabaster property in exchange for a lump sum cash payment of $1,130,000 from the trustee and a complete release of the Company from any liability or claims in connection with the Alabaster transaction and bankruptcy.

      In June, 1996, the Company sued its former president, Richard Smyth, in a matter styled Boss Holdings, Inc. (formerly Vista 2000, Inc.) v. Richard Smyth, filed in the Superior Court of Cobb County, Georgia. The Company alleged breach of contract, conversion of company funds, unjust enrichment, breach of fiduciary duty and fraud by Mr. Smyth, claiming damages and seeking recovery of funds alleged to be converted by Mr. Smyth. In August, 1999, the Company successfully concluded its action against Mr. Smyth pursuant to a consent judgment and settlement agreement between the parties. Under the settlement agreement, the Company received a consent judgment against Mr. Smyth in the principal sum of $997,800 and Mr. Smyth agreed to dismiss with prejudice his pending counterclaim against the Company. The Company agreed not to pursue collection of the judgment in exchange for a $50,000 initial cash payment received from Mr. Smyth at the time of settlement and timely receipt of future monthly and lump sum settlement payments from Mr. Smyth totaling $435,000. The payment obligations of Mr. Smyth under the settlement agreement are secured by a mortgage on his Florida home residence. Mr. Smyth is current in the payment of his monthly settlement payments.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company submitted no matters for security holder voting during the fourth quarter of 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock (symbol: BSHI) is currently listed on the Over-the-Counter (OTC) Bulletin Board. Prior to December 8, 1998, the Company's common stock symbol was VIST. The Company's common stock traded on NASDAQ under the VIST symbol until May 31, 1996, when the Company's stock was delisted. From June 1996 until June 1999, there was no established public trading market for the Company's stock.

      The Company's common stock is not listed on any national stock exchange or on NASDAQ. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for non-listed (over-the-counter) equity securities. The OTC Bulletin Board is a reporting system for participating market makers, not an issuer listing service, and should not be confused with the NASDAQ Stock Market. Participating market makers in the bulletin board system enter quotes and trade reports on a closed computer network and the information is made publicly available through numerous websites and other locations. The OTC Bulletin Board is distinct from the "pink sheets" published by the National Quotation Bureau which also report on transactions in non-listed equity securities.

      Stockholders of record at February 29, 2000 numbered approximately 2,500. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion. The board of directors may review and modify the Company's dividend policy in the future.

                             Quarterly Stock Prices
                              ---------------------

                          Second*         Third             Fourth
                          ------          -----             ------

1999 - High bid            $2.50          $3.50             $5.00
1999 - Low bid             $1.75          $2.50             $3.50

----------
* For this quarter the prices reflect high and low daily closing prices because bid information was not available for the entire quarter.

      Prior to the second quarter of 1999, there was no established public trading market in the United States for the Company's stock.

ITEM 6. SELECTED FINANCIAL DATA

      The following table depicts selected consolidated financial data for the five year period ended December 25, 1999 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with Management's Discussion and Analysis of Results of Operations and Financial Condition and the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

                                                                      As of
                                           -----------------------------------------------------------
                                           12/25/99    12/26/98     12/27/97     12/28/96     12/30/95
                                           --------    --------     --------     --------     --------
                                                    (Amounts in thousands, except per share)
Consolidated Balance Sheet Data
Working capital                            $14,332     $18,363      $17,438      $30,587      $30,393
Total assets                                26,292      28,970       28,562       61,771       65,311
Long-term debt, including current            2,870       5,335        4,020       24,302       23,636
Stockholders' equity                        17,690      19,835       19,123       24,161       21,125

                                                                   Year Ended
                                           -----------------------------------------------------------
                                           12/25/99    12/26/98     12/27/97     12/28/96    12/30/95
                                           --------    --------     --------     --------    --------
Consolidated Statement of
 Operations Data
Net sales                                  $36,024     $37,543      $78,400     $110,955     $ 32,422
Cost of sales                               25,767      26,762       54,703       79,290       28,244
  Gross profit                              10,257      10,781       23,697       31,665        4,178
                                           -------     -------      -------     --------     --------
Operating expenses                          12,047      10,739       24,396       37,508       17,318
Gain (Loss) from asset                      (1,100)        893       (3,792)     (10,787)      (1,147)
                                           -------     -------      -------     --------     --------
 sales/writedowns
  Operating earnings (loss)                 (2,890)        935       (4,491)     (16,630)     (14,287)

Interest income                                103         151          115           --           --
Interest expense                              (515)       (532)      (1,914)      (2,174)        (649)
Other income (expense)                       1,164          18           11         (351)         273
                                           -------     -------      -------     --------     --------

Net earnings (loss) before                  (2,138)        572       (6,279)     (19,155)     (14,663)
income taxes
Income tax benefit (expense)                   (18)         68         (256)        (246)          --
                                           -------     -------      -------     --------     --------

Net earnings (loss)                        $(2,156)    $   640      $(6,535)    $(19,401)    $(14,663)
                                           =======     =======      =======     ========     ========
Basic earnings (loss) per share            $ (1.11)    $  0.34      $ (5.13)    $ (30.08)    $ (58.24)
                                           =======     =======      =======     ========     ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Sales

Sales by Segment $(000)                            1999        1998        1997
-----------------------                           ------      ------      ------
Work Gloves & Protective Wear ..............      30,722      31,600      36,009
Pet Supplies ...............................       3,716       3,955       4,155
Keys, Letters, Numbers & Signs .............           0           0      33,367
Corporate & Other ..........................       1,586       1,988       4,869
                                                  ------      ------      ------
Total Sales ................................      36,024      37,543      78,400
                                                  ======      ======      ======

1999 Compared to 1998

      The Company's sales totaled $36,024,000 in 1999, down 4% from 1998. Sales declined in each of the Company's segments of business. In the Work Glove and Protective Wear segment, sales fell $878,000, or 2.8% due to weakness in the industrial market. Certain of the industries served in this market, in particular the oil exploration and development industry, experienced slowdowns during the year. In addition, selling prices continued to erode during the year in response to falling costs on imported finished goods in this segment. Sales in the consumer market increased slightly during the year as volume increases more than offset the impact of lower selling prices.

      The Work Glove and Protective Wear segment represented 85% of the Company's total sales reflecting the restructuring efforts from prior years. The Company plans to increase sales in this primary segment in the coming year through restructuring its sales force and improving purchasing efforts to provide better pricing and greater product diversity. In addition, the Company expects to benefit from new product labeling introduced in 1999.

      Sales in the Company's Pet Supplies segment fell $239,000, or 6%, due in large part to the loss of direct sales representation covering independent hardware stores. This channel of distribution was covered in previous years by a sales group associated with the Keys, Letters, Numbers and Signs business segment sold in 1997. Warren is in the process of improving sales representation in this channel. In the fourth quarter of 1999, the Company was advised that the second largest customer in the Pet Supplies segment will discontinue purchasing from Warren Pet in the first quarter of 2000. This customer accounted for 19% of 1999 sales in the Pet Supplies segment. The Company has added and expects to add additional accounts in this segment to offset the impact of this customer loss.

      In 1999 and 1998, sales in the Company's Corporate and Other segment consist primarily of the Company's Boss Balloon revenues. Sales declined in this segment due to temporary inventory shortages when the Company stopped production and began importing finished goods, the loss of a significant customer and a slowdown in orders from another large customer during the development of new product displays. The Company expects sales to increase in 2000 because of improved inventory levels, increased distribution through an existing major customer and more aggressive selling efforts.

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

      Volume declined due to a number of factors including unusually warm winter weather in the mid-western United States and historically low oil prices which depressed sales to the oil exploration and development industry. The Company's selling prices declined throughout 1998 because of lower pricing on imported goods. Difficulties in Asian economies created an over-supply condition which was further exacerbated by reduced domestic demand. This imbalance resulted in strong price competition during 1998 which forced selling prices down.

Gross Margin

Gross Margin by Segment $(000)                     1999        1998        1997
------------------------------                    ------      ------      ------
Work Gloves & Protective Wear ..............       8,251       8,691       9,782
Pet Supplies ...............................       1,332       1,284       1,000
Keys, Letters, Numbers & Signs .............           0           0      11,768
Corporate & Other ..........................         674         806       1,147
                                                  ------      ------      ------
Total Gross Margin .........................      10,257      10,781      23,697
                                                  ======      ======      ======

1999 Compared to 1998

      The Company's total gross margin declined by $524,000 in 1999 compared to the previous year because of lower sales during the year. As a percentage of sales, the 1999 gross margin was 28.5%, essentially unchanged from 1998.

      In the Work Gloves and Protective Wear segment, gross margin declined as a percentage of sales from 27.5% in 1998 to 26.8% in 1999. This decline was attributable in large part to an increased loss from domestic manufacturing operations during the year. In response to reduced customer demand for domestically produced goods, the Company closed one manufacturing facility in 1999 and reduced production volume at its remaining plant. This substantial decline in production volume coupled with continued fixed manufacturing costs and competitive pricing pressure which kept selling prices down resulted in a significant loss from manufacturing operations in 1999.

      Gross margins in the Company's other segments improved in 1999. In the Pet Supplies segment, gross margin improved to 35.8% of sales in 1999, up from 32.5% the previous year. This improvement was primarily attributable to lower operating costs attributable to the Warren relocation in 1999. Margins in the Corporate and Other segment increased from 40.5% of sales in 1998 to 42.5% in 1999 because of the transition to importing balloons during 1999. Management expects a larger impact in the coming year as the Company benefits from a full year of the change to importing.

1998 Compared to 1997

      The Company's total gross margin declined by $12,916,000 in 1998 compared to 1997. This reduction was primarily attributable to the lower sales in 1998 as previously discussed. On a percentage of sales basis, the 1998 gross margin declined 1.5%, from 30.2% in 1997 to 28.7% in 1998.

      The gross margin percentage declined in 1998 due principally to the change in product mix subsequent to the Keys and Letters Sale. Margins in the Keys, Letters, Numbers and Signs segment were 35.3% in 1997 while margins in the Work Gloves and Protective Wear segment averaged 27.2% in 1997 and 27.5% in 1998. As previously discussed, the sales mix shifted to a significantly higher composition of Work Gloves and Protective Wear in 1998.

Selling, General & Administrative Expenses

S, G &A Expense by Segment $(000)                  1999        1998        1997
---------------------------------                 ------      ------      ------
Work Gloves & Protective Wear ..............       9,368       7,731       7,984
Pet Supplies ...............................         913       1,120       1,184
Keys, Letters, Numbers & Signs .............           0           0      11,372
Corporate & Other ..........................       1,766       1,888       3,856
                                                  ------      ------      ------
Total S, G & A Expenses ....................      12,047      10,739      24,396
                                                  ======      ======      ======

1999 Compared to 1998

      Selling, General & Administrative ("S, G & A") expenses totaled $12,047,000 in 1999, up $1,308,000 from 1998. This increase was attributable to higher S, G & A expenses in the Work Gloves and Protective Wear segment. Several factors contributed to the increased level of S, G & A expenses in this segment. Consulting fees, primarily associated with Year 2000 readiness, increased substantially during the year. The Company exceeded planned expenditures in this area and expensed certain consulting fees incurred subsequent to the system implementation. A portion of the increased consulting fees resulted from consulting services provided under severance agreements.

      The Company incurred increased sales and marketing expenses in the Work Gloves and Protective Wear segment during 1999. The bulk of this increase resulted from staff restructuring which caused above normal staffing levels for a portion of the year. The restructuring process was completed before year-end and should result in lower payroll and related expenses during the coming year.

      Additional S, G & A expense increases in the Work Gloves and Protective Wear segment occurred in warehousing, administrative payroll, depreciation and product displays. Warehousing costs increased because of the full year of operating in the new Kewanee facility and certain start-up costs incurred to initiate operations. Administrative payroll increases were attributable to increased staffing costs in support of the new system implementation and the effect of a favorable benefit adjustment in 1998 not repeated in 1999. Depreciation increased primarily as a result of Year 2000 capital expenditures while product display expenses increased due to accelerated expense recognition on certain items.

      Management expects to reduce S, G & A expenses in the Work Gloves and Protective Wear segment in 2000, particularly in the areas of consulting fees and sales and marketing. However, expenses in certain areas such as information systems are not expected to return to prior year levels.

      S, G & A expenses in the Pet Supplies and Corporate and Other segments declined in 1999 compared to 1998. In the Pet Supplies segment, S, G & A expenses totaled $913,000 in 1999, down $207,000 from 1998 reflecting the lower costs incurred after the relocation from Florida to Kewanee, Illinois of this segment's primary operating facility. Corporate and Other S, G & A expenses were down $122,000 due to in large part to reduced staffing expense at the corporate headquarters.

1998 Compared to 1997

      S, G & A expenses dropped $13,657,000 in 1998 compared to 1997. On a percentage of sales basis, S, G & A expenses declined from 31.1% in 1997 to 28.6% in 1998. As in the case of sales and gross margin reductions, the primary factor in the S, G & A expense decline was the Keys and Letters Sale. The Alabaster Sale also reduced S, G & A expense by $862,000 in 1998 compared to the previous year.

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

Operating Income Before Asset Sales and Writedowns

Operating Income (Loss) Before Asset Sales by Segment $(000)    1999      1998      1997
------------------------------------------------------------   ------    ------    ------
Work Gloves & Protective Wear ..............................   (1,117)      960     1,798
Pet Supplies ...............................................      419       164      (184)
Keys, Letters, Numbers & Signs .............................        0         0       396
Corporate & Other ..........................................   (1,092)   (1,082)   (2,709)
                                                               ------    ------    ------
Total Operating Income (Loss) ..............................   (1,790)       42      (699)
                                                               ======    ======    ======

1999 Compared to 1998

      For 1999, the Company's operating loss before including the provision for planned asset disposition costs totaled $1,790,000. This loss was larger than expected due to unfavorable results in the Work Glove and Protective Wear segment, the Company's primary line of business. Decreased sales and increased S, G & A expenses were the primary factors in the loss for 1999. Management has restructured the Company's sales force, enhanced product offerings and developed a more aggressive pricing structure to promote sales growth in the coming year. The sales restructuring and completion of systems implementation should lower S, G & A expenses in 2000 and return this segment to profitability.

      In the Pet Supplies segment, the Company experienced improved results for 1999. This segment benefited from reduced operating costs after the relocation of operations during 1999. Corporate and Other results were essentially unchanged from the prior year.

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

Asset Sales and Writedowns

      In response to declining demand for domestically produced gloves, the Company developed a plan to dispose of its Greenville, Alabama production facility during the fourth quarter of 1999. Management expects to cease manufacturing operations during the second quarter of 2000 and dispose of all assets associated with this operation. The Company recorded a charge of $1,100,000 in the fourth quarter of 1999 to provide for estimated losses and disposition costs in closing this operation.

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

Other Income (Expense)

      The Company's interest income totaled $103,000 in 1999, down from $151,000 in 1998. Interest income declined primarily as a result of legal expenditures incurred in connection with the Hugo Boss and Alabaster litigation which reduced cash available for investment. The Company maintains a cash facility separate from its subsidiaries because of certain restrictions in the Company's bank credit agreement regarding cash transfers among affiliates.

      Interest expense in 1999 was essentially unchanged from 1998. Interest expense declined to $532,000 in 1998, down from $1,914,000 in 1997 because of debt reductions resulting from the Company's restructuring efforts.

      Other income for 1999 totaled $1,165,000. The bulk of this income was attributable to the Hugo Boss settlement recorded in the third quarter of 1999 (see Item 3, "Legal Proceedings" above). Gross proceeds were $2,000,000, with this total offset by various legal and other compliance costs associated with the settlement. The net gain recorded on the Hugo Boss settlement totaled $1,135,000. The remainder of the other income recorded in 1999 resulted from the Alabaster settlement 1999 (see Item 3, "Legal Proceedings" above). Proceeds, net of associated legal expenses, exceeded the carrrying value on the Alabaster note and mortgage by $30,000.

Income Tax Expense

      In 1999, the Company recorded an income tax expense of $18,000. This expense was attributable to state income taxes on certain of the Company's subsidiaries. Because of losses in prior years, the Company had no federal income tax expense in 1999 and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to changes in control experienced in 1996 and 1997.

Liquidity and Capital Resources

1999 Compared to 1998

      Operating activities generated cash of $4,158,000 in 1999, up $5,615,000 from 1998. This increase was primarily attributable to cash generated from working capital as the Company reduced inventory levels and cash received in connection with the Hugo Boss settlement.

      Investing activities provided cash of $415,000 in 1999 as compared to $79,000 in 1998. The Alabaster settlement resulted in sufficient proceeds to retire the $1,038,000 note and mortgage receivable. This cash benefit was partially offset by purchases of property and equipment, primarily in connection with the Company's new, year 2000 compliant computer systems. In 1998, the Company received a payment in final settlement of the sale of certain assets from 1997. This payment slightly exceeded purchases of property and equipment during the year.

      The excess of cash generated by operating activities over cash used by investing activities for 1999 enabled the Company to pay down its credit facilities. This resulted in a use of cash by financing activities of $2,736,000.

      In addition to reducing debt, the Company ended 1999 with $3,997,000 in cash. Borrowings on the Company's $10,000,000 revolving credit facility totaled $823,000. Despite the loss recorded in 1999, the Company ended the year with substantially improved liquidity and expects to have adequate liquidity to provide for anticipated obligations during 2000. On a longer term basis, the Company expects to generate sufficient cash from operations to meet the needs of its existing business operations. However, certain potential growth and expansion plans, if implemented, could require the Company to consider additional funding sources such as increased bank lines of credit, the issuance of additional capital stock, or the issuance of public or private debt. There can be no assurance that any of these funding sources will be available to the Company when and if required.

1998 Compared to 1997

      During 1998, the Company's operating activities used $1,457,000 of cash, down $2,512,000 from the $1,055,000 cash generated by operating activities in 1997. Despite significantly improved earnings in 1998, working capital changes consumed $1,549,000 in 1998 as opposed to providing cash of $1,733,000 in 1997.

      Because of reduced sales in 1998, accounts receivable declined, producing a cash inflow of $1,245,000. However, the Company's inventory increased due to the larger than anticipated sales decline using cash of $1,284,000. In addition, during 1998 the Company paid certain liabilities incurred in prior years including various legal and professional fees, insurance claims, legal settlements, and income taxes resulting in a $1,464,000 use of cash. In 1997, working capital provided cash due primarily to reduced inventories and reductions of certain other assets.

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

Inflation

      The Company does not believe that the moderate rates of inflation experienced in the United States over the last three years have had a material effect on its net sales or profitability. The Company obtains finished goods from some foreign countries which have experienced deflationary conditions during the last three years, thereby decreasing the Company's cost of goods sold for many items, particularly in the Work Gloves and Protective Wear segment. The Company believes such price changes have increased price competition in this segment.

Year 2000

      In the fourth quarter of 1999, the Company completed the implementation of new, Year 2000 compliant enterprise software. Because of the Company's limited internal information technology resources and the complexity of the implementation, timely completion of this project required significantly greater utilization of consulting resources than originally planned. As a result, the system implementation cost was higher than expected, totaling approximately $800,000. The bulk of this total has been capitalized. However, the Company expensed approximately $150,000 relating to post-implementation consulting and process re-engineering consulting.

      While the implementation of hardware and software was completed in the fourth quarter of 1999, the Company will continue to develop enhanced internal reporting capabilities and obtain additional training to operate effectively with the new system during 2000. These efforts will require the use of outside consulting in some cases. Though well below the costs incurred in 1999, consulting fees are expected to exceed $100,000 in 2000. Such fees will be charged to expense as incurred during the year.

      The Company incurred no significant downtime or loss of ability to conduct business during the systems conversion process in 1999. However, the Company did experience a temporary loss of informational reporting in certain areas. Such difficulties caused short-term inventory outages of some products which have continued into 2000.

      The Company continues to rely on a limited number of legacy programs which are not date sensitive, primarily in the manufacturing area. Management plans to dispose of the Company's remaining domestic manufacturing facilities in 2000, which should eliminate further reliance on the remaining legacy programs.

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

Outlook for 2000

      While 1999 proved to be a difficult year for Boss from an operational standpoint, the Company ended the year in an improved financial position with substantially reduced long-term debt and cash on hand of almost $4 million. The Company resolved a number of potentially difficult and costly litigation matters outstanding from prior years. Most notably, the Company entered into settlement agreements in both the Hugo Boss and Alabaster suits during the second half of the year. These settlements resulted in cash proceeds to the Company of over $3 million and ended distractions and time commitments for management which accompany complex commercial litigation.

      Further, plans initiated during the year should position the Company for improved future performance. These initiatives include the following:

      o     Domestic manufacturing elimination

      o     Sales force reorganization

      o     Management restructuring

      o     Information systems overhaul

      Domestic Manufacturing Elimination - In recent years, the demand for domestically manufactured products in the markets served by the Company has continued to decline. In response, the Company has outsourced certain products and plans to eliminate virtually all domestic production in 2000. While the expected disposition expense from this plan resulted in a substantial disposition charge for 1999, this change should favorably impact future operations in three areas. First, elimination of domestic manufacturing is expected to reduce losses from manufacturing operations which have totaled $1 million over the past two years. Second, margins on imported product to replace the current domestic product should increase significantly. Third, with lower priced goods available, the Company may have the opportunity to compete more effectively in certain product categories and pursue new markets. Though this change will increase reliance on foreign suppliers, products have been abundantly available in recent years and management anticipates continued ready availability.

      Sales Force Reorganization - During the course of 1999, the Company completely overhauled its sales management group. The sales team has been strengthened by the addition of several experienced managers with substantial industry experience. In addition, this team has been streamlined by eliminating certain unnecessary sales managerial positions. Management anticipates improved sales results from this aggressive new team with reduced selling expenses. Due in part to these changes, fourth quarter 1999 sales were up from the previous year and this trend has continued through the first quarter of 2000.

      Management Restructuring - In an effort to reduce administrative expenses and focus on the Company's core business, executive responsibilities were streamlined during 1999. Two senior executives left the Company due to retirement or resignation and the Company began utilizing the services of a previous President of Boss Manufacturing Company on a consulting basis. This change has brought renewed sales emphasis by adding a seasoned industry executive with substantial sales and importing experience.

      Information Systems Overhaul - As discussed in the Year 2000 section above, the Company implemented a new enterprise system in 1999. This implementation was a major effort, touching each functional area of the business. While the cost has been significant, the Company should be well positioned for future growth utilizing this new platform. As the Company's staff becomes more knowledgeable and proficient in the use of this system, management should benefit from improved access to key information.

      Management intends to focus on improved sales and earnings during the coming year. To do so, management plans to evaluate a number of alternatives, in addition to those initiatives discussed above. Some of these alternatives include expanded sales and marketing programs, product line expansion, licensing opportunities, and potential acquisition and disposition opportunities. The Company can provide no assurance as to the success of such alternatives, if implemented, due to various risk factors including capital constraints faced by the Company to maintain adequate liquidity and the market reaction from competitors in the industry who are, in certain cases, larger than the Company with greater capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

      The following consolidated financial statements of the Company and its Accountants' Opinion are set forth in Part IV, Item 14, of this Report:

            (i) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the year's ended December 25, 1999, December 26, 1998 and December 27, 1997.

            (ii) Consolidated Balance Sheets - as of December 25, 1999 and December 26, 1998.

            (iii) Notes to the Consolidated Financial Statements; and
                  Unqualified Opinion of Independent Accountants dated February 16, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

      Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information appearing in the Company's Definitive Proxy Statement prepared in connection with its 2000 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a)   (1) Financial Statements.

            The following consolidated financial statements of Boss Holdings, Inc. and Report of Independent Accountants are attached as pages F-1 through F-31 to this report:

            Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended December 25, 1999, December 26, 1998 and December 27, 1997;

            Consolidated Balance Sheets - as of December 25, 1999 and December 26, 1998;

            Notes to the Consolidated Financial Statements; and

            Report of Independent Accountants dated February 16, 2000.

            (2) Financial Statement Schedules

            The following financial statement schedules of Boss Holdings, Inc. for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 are included pursuant to Item 8:

            Report of Independent Certified Public Accountants on
              Schedules .................................................    S-1

            Valuation and Qualifying Accounts ...........................    S-2

            Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Financial Statements or notes thereto.

      (b)   Reports on Form 8-K:

            None filed during the 4th Quarter of 1999.

      (c)   Exhibits:

            The exhibits filed with or incorporated into this report are listed in the Index to Exhibits which follows.

INDEX TO EXHIBITS

(3)   (i)   Articles of Incorporation

3.1         Certificate of Incorporation (see note A below)
3.1.1 Amendment to Certificate of Incorporation, dated December 7, 1998 (see note D below)
      (ii)  By-Laws
3.2         By-Laws (see note A below)
(10)        Material Contracts
10.1        1993 Incentive Stock Option Plan (see note A below)
10.2        1993 Non-Employee Director Stock Option Plan, as amended. (see note
            B below)
10.3 First Amendment to the Company's 1993 Incentive Stock Option Plan (see note B below)
10.4 Loan and Security Agreement between American Consumer Products, Inc., Products Merchandisers, Inc., Boss Manufacturing Company and Fleet Capital Corporation dated May 7, 1997. (see note C below)
10.5        1998 Incentive Stock Option Plan (see note E below)
10.6        1998 Non-Employee Director Stock Option Plan (see note E below)
21.1        Subsidiaries of the Registrant
27.1        Financial Data Schedule

----------

A Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 33-73118-A).
B Incorporated herein by reference from the Company's Report on Form 8-K dated June 9, 1996.
C Incorporated herein by reference from the Company's Report on Form 10-Q for the quarter ended June 28, 1997.
D Incorporated herein by reference from the Company's Report on Form 10-K for the year ended December 26, 1998.
E     Incorporated herein by reference from the Company's Proxy Statement on
      Schedule 14A dated August 20, 1998.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)                             Boss Holdings, Inc.


By (Signature and Title)                 /s/ J. Bruce Lancaster
                                         ---------------------------------------
                                         J. Bruce Lancaster, Chief Financial
                                         Officer
                                         Date: April 7, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By (Signature and Title)                 /s/ G. Louis Graziadio, III
                                         ---------------------------------------
                                         G. Louis Graziadio, III
                                         Chairman of the Board and Chief
                                         Executive Officer
                                         Date: April 7, 2000


By (Signature and Title)                 /s/ Perry A. Lerner
                                         ---------------------------------------
                                         Perry A. Lerner, Director
                                         Date: April 7, 2000


By (Signature and Title)                 /s/ Lee E. Mikles
                                         ---------------------------------------
                                         Lee E. Mikles, Director
                                         Date: April 7, 2000


By (Signature and Title)                 /s/ Paul A. Novelly
                                         ---------------------------------------
                                         Paul A. Novelly, Director
                                         Date: April 7, 2000


By (Signature and Title)                 /s/ Richard D. Squires
                                         ---------------------------------------
                                         Richard D. Squires, Director
                                         Date: April 7, 2000

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                     December 25, 1999 and December 26, 1998

               Report of Independent Certified Public Accountants

Board of Directors
Boss Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Boss Holdings, Inc. (formerly Vista 2000, Inc.) and Subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boss Holdings, Inc. and Subsidiaries as of December 25, 1999 and December 26, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 25, 1999 in conformity with generally accepted accounting principles.


                                       /s/ GRANT THORNTON LLP

                                       Atlanta, Georgia
                                       February 16, 2000

                      Boss Holdings, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
               (Dollar amounts in thousands except per share data)

                                     ASSETS

                                                   December 25,    December 26,
                                                       1999            1998
                                                   ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents ......................   $ 3,997         $ 2,131
  Accounts receivable, net of allowance for
    doubtful accounts and returns of $464
    and $455, respectively .......................     6,773           6,484
  Inventories ....................................     9,700          13,777
  Prepaid expenses ...............................       493             520
  Other ..........................................       155             181
                                                     -------         -------

    Total current assets .........................    21,118          23,093

PROPERTY AND EQUIPMENT, NET ......................     5,145           4,743

OTHER ASSETS
  Note receivable, net of allowance of $450
    at December 26, 1998 .........................        --           1,038
  Other ..........................................        29              96
                                                     -------         -------
                                                          29           1,134
                                                     -------         -------
                                                     $26,292         $28,970
                                                     =======         =======

The accompanying notes are an integral part of these statements.

                      Boss Holdings, Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
              (Dollar amounts in thousands except per share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      December 25,  December 26,
                                                           1999         1998
                                                      ------------  ------------
CURRENT LIABILITIES
  Current portion of long-term debt .................   $    968     $    840
  Current portion of capital lease obligation .......         86           --
  Accounts payable ..................................      1,161        1,278
  Accrued payroll and related expenses ..............        736          629
  Accrued liabilities ...............................      3,835        1,893
                                                        --------     --------
      Total current liabilities .....................      6,786        4,640

LONG-TERM DEBT
  Notes payable .....................................      1,754        4,495
  Capital lease obligation ..........................         62           --
                                                        --------     --------
      Total long-term debt ..........................      1,816        4,495

STOCKHOLDERS' EQUITY
  Common stock, $.25 par value, 50,000,000 shares
    authorized, 1,934,904 and 1,942,489 shares issued
    and outstanding, in 1999 and 1998, respectively .        484          486
  Additional paid-in capital ........................     67,437       67,453
  Accumulated deficit ...............................    (48,391)     (46,235)
  Accumulated other comprehensive deficit ...........        (90)        (119)
                                                        --------     --------
                                                          19,440       21,585
    Less: 13,654 treasury shares - at cost ..........     (1,750)      (1,750)
                                                        --------     --------
      Total stockholders' equity ....................     17,690       19,835
                                                        --------     --------
                                                        $ 26,292     $ 28,970
                                                        ========     ========

The accompanying notes are an integral part of these statements.

                      Boss Holdings, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollar amounts in thousands except per share data)

                                              Year ended      Year ended       Year ended
                                             December 25,    December 26,     December 27,
                                                 1999            1998             1997
                                             ------------    ------------     ------------
Net sales ..................................   $ 36,024        $ 37,543         $ 78,400
Cost of sales ..............................     25,767          26,762           54,703
                                               --------        --------         --------
Gross profit ...............................     10,257          10,781           23,697
Operating expenses .........................     12,047          10,739           24,396
                                               --------        --------         --------
                                                 (1,790)             42             (699)
Gain (loss) on sale of business
  and operating assets .....................         --             893           (3,792)
Writedown of operating assets ..............     (1,100)             --               --
                                               --------        --------         --------
(Loss) earnings from operations ............     (2,890)            935           (4,491)
Other income and (expense)
  Interest income ..........................        103             151              115
  Interest expense .........................       (515)           (532)          (1,914)
  Gain on lawsuit settlement net
    of settlement expenses .................      1,135              --               --
  Other ....................................         29              18               11
                                               --------        --------         --------
    Net (loss) earnings before income taxes      (2,138)            572           (6,279)
Income tax (expense) benefit ...............        (18)             68             (256)
                                               --------        --------         --------
    Net (loss) earnings ....................   $ (2,156)       $    640         $ (6,535)
                                               ========        ========         ========
Net (loss) earnings per common share
  Basic ....................................   $  (1.11)       $   0.34         $  (5.13)
  Diluted ..................................   $  (1.11)       $   0.33         $  (5.13)

The accompanying notes are an integral part of these statements.

                      Boss Holdings, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     Years ended December 25, 1999, December 26, 1998 and December 27, 1997
                    (Dollars and share amounts in thousands)

                                                                             Preferred Stock
                                           ---------------------------------------------------------------------------------------
                                                Series A                Series B               Series C              Series D
                                           -----------------       ------------------     ------------------     -----------------
                                           Shares    Dollars       Shares     Dollars     Shares     Dollars     Shares    Dollars
                                           ------    -------       ------     -------     ------     -------     ------    -------
Balance at December 28, 1996 ............      --    $   122           --     $    --         --     $ 1,098          3    $ 2,765
Purchase and retirement of
  preferred stock .......................      --         --           --          --         --          --         --       (340)
Preferred stock conversions .............      --       (122)          --          --         --      (1,098)        (3)    (2,425)
Common stock issued for
  settlement of class action lawsuit ....      --         --           --          --         --          --         --         --
Common stock issued in
  settlement with preferred
  shareholders ..........................      --         --           --          --         --          --         --         --
Common stock issued for
  untendered BMHI shares ................      --         --           --          --         --          --         --         --
Exercise of stock options ...............      --         --           --          --         --          --         --         --
Compensatory stock options ..............      --         --           --          --         --          --         --
Foreign currency translation
  adjustment ............................      --         --           --          --         --          --         --         --
Net loss ................................      --         --           --          --         --          --         --         --
                                          -------    -------      -------     -------    -------     -------    -------    -------
Balance at December 27, 1997 ............      --         --           --          --         --          --         --         --
Exercise of stock options ...............      --         --           --          --         --          --         --         --
Foreign currency translation
  adjustment ............................      --         --           --          --         --          --         --         --
Net earnings ............................      --         --           --          --         --          --         --         --
                                          -------    -------      -------     -------    -------     -------    -------    -------
Balance, December 26, 1998 ..............      --         --           --          --         --          --         --         --
Exercise of stock options ...............      --         --           --          --         --          --         --         --
Purchase and retirement of
  common stock ..........................      --         --           --          --         --          --         --         --
Common stock cancelled ..................      --         --           --          --         --          --         --         --
Foreign currency translation
  adjustment ............................      --         --           --          --         --          --         --         --
Net loss ................................      --         --           --          --         --          --         --         --
                                          -------    -------      -------     -------    -------     -------    -------    -------
Balance, December 25, 1999 ..............      --    $    --           --     $    --         --     $    --         --    $    --
                                          =======    =======      =======     =======    =======     =======    =======    =======

The accompanying notes are an integral part of these statements.

                      Boss Holdings, Inc. and Subsidiaries
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
     Years ended December 25, 1999, December 26, 1998 and December 27, 1997
                    (Dollars and share amounts in thousands)


                                                                                      Accumulated
                                        Common stock      Additional                     Other          Treasury stock     Total
                                      -----------------    Paid-in    Accumulated    Comprehensive    ---------------- Stockholders'
                                      Shares    Dollars    Capital      Deficit    Earnings (Deficit) Shares   Dollars    Equity
                                      ------    -------  ------------ ------------ -----------------  -------  ------- ------------
Balance at December 28, 1996 ......    723      $  181     $  62,108   $  (40,340)     $  (23)         (14)   $(1,750)   $24,161
Purchase and retirement of
  preferred stock .................     --          --           246           --          --           --         --        (94)
Preferred stock conversions .......    124          31         3,614           --          --           --         --         --
Common stock issued for settlement
  of class action lawsuit .........    586         146           769           --          --           --         --        915
Common stock issued in
  settlement with preferred
  shareholders ....................    232          58           304           --          --           --         --        362
Common stock issued for
  untendered BMHI shares ..........     --          --           159           --          --           --         --        159
Exercise of stock options .........    129          32            65           --          --           --         --         97
Compensatory stock options ........     --          --           105           --          --           --         --        105
Foreign currency translation
  adjustment ......................     --          --            --           --         (47)          --         --        (47)
Net loss ..........................     --          --            --       (6,535)         --           --         --     (6,535)
                                    ------       -----      --------     --------       -----          ---     ------    -------
Balance at December 27, 1997 ......  1,794         448        67,370      (46,875)        (70)         (14)    (1,750)    19,123
Exercise of stock options .........    148          38            83           --          --           --         --        121
Foreign currency translation
  adjustment ......................     --          --            --           --         (49)          --         --        (49)
Net earnings ......................     --          --            --          640          --           --         --        640
                                    ------       -----      --------     --------       -----          ---     ------    -------
Balance, December 26, 1998 ........  1,942         486        67,453      (46,235)       (119)         (14)    (1,750)    19,835
Exercise of stock options .........     32           8            16           --          --           --         --         24
Purchase and retirement of
  common stock ....................    (25)         (6)          (36)          --          --           --         --        (42)
Common stock cancelled ............    (14)         (4)            4           --          --           --         --         --
Foreign currency translation
  adjustment ......................     --          --            --           --          29           --         --         29
Net loss ..........................     --          --            --       (2,156)         --           --         --     (2,156)
                                    ------       -----      --------     --------       -----          ---     ------    -------
Balance, December 25, 1999 ........ $1,935      $  484       $67,437     $(48,391)     $  (90)         (14)   $(1,750)   $17,690
                                    ======       =====      ========     ========       =====          ===     ======    =======

The accompanying notes are an integral part of these statements.

                      Boss Holdings, Inc. and Subsidiaries
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollar amounts in thousands)


                                                                Year ended      Year ended        Year ended
                                                               December 25,     December 26,      December 27,
                                                                  1999             1998               1997
                                                               -------------    -------------    --------------
Cash flows from operating activities:
  Net (loss) earnings ........................................    $(2,156)            $640           $(6,535)
  Adjustments to reconcile net (loss) earnings
    to net cash provided (used) by operations:
      (Gain) loss on sale of operating assets ................         --             (893)            3,792
      Writedown of operating assets ..........................      1,100               --                --
      Write off of affiliate trade receivables ...............         --               --              (429)
      Depreciation ...........................................        474              343             1,910
      Loss on disposal of property and equipment .............         --                2               118
      Stock based compensation expense .......................         --               --               466
      (Increase) decrease in operating assets:
        Accounts receivable ..................................       (289)           1,245              (229)
        Inventories ..........................................      4,077           (1,284)            1,218
        Prepaid expenses and other current assets ............         53               39               572
        Other assets .........................................         67               70             1,208
      Increase (decrease) in operating liabilities:
        Accounts payable .....................................       (117)            (155)             (189)
        Accrued liabilities ..................................        949           (1,464)             (847)
                                                                  -------          -------           -------

          Net cash provided (used)
            by operating activities ..........................      4,158           (1,457)            1,055
                                                                  -------          -------           -------

Cash flows from investing activities:
  Proceeds from sale of operating assets .....................         --              893            24,021
  Purchases of property and equipment ........................       (623)            (818)           (3,937)
  Proceeds from payments on note receivable ..................      1,038                4                 8
                                                                  -------          -------           -------

          Net cash provided by investing activities ..........        415               79            20,092
                                                                  -------          -------           -------

The accompanying notes are an integral part of these statements.

                      Boss Holdings, Inc. and Subsidiaries
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                         (Dollar amounts in thousands)

                                                                Year ended      Year ended        Year ended
                                                               December 25,     December 26,      December 27,
                                                                  1999             1998               1997
                                                               -------------    -------------    --------------
Cash flows from financing activities:
  Net payment from short-term borrowings .....................         --               --              (908)
  Net (repayments) borrowings on revolving
    line of credit ...........................................     (3,261)             973             1,330
  Proceeds from long-term debt ...............................      1,500              512             1,985
  Repayment of long-term debt and
    capital lease obligation .................................       (957)            (170)          (22,147)
  Other long-term liabilities ................................         --               --              (406)
  Proceeds from exercise of stock options and warrants .......         24              121                97
  Retirement of common stock - limited tender ................        (42)              --                --
  Purchase of treasury stock and warrants ....................         --               --               (94)
                                                                  -------          -------           -------
    Net cash (used) provided by
      financing activities ...................................     (2,736)           1,436           (20,143)
                                                                  -------          -------           -------
Effect of exchange rate changes on cash ......................         29              (49)              (47)
                                                                  -------          -------           -------
Net increase in cash during period ...........................      1,866                9               957

Cash and cash equivalents at the
  beginning of the period ....................................      2,131            2,122             1,165
                                                                  -------          -------           -------
Cash and cash equivalents at the
  end of the period ..........................................    $ 3,997          $ 2,131           $ 2,122
                                                                  =======          =======           =======

Supplemental disclosure:
  Interest paid ..............................................    $   508          $   528           $ 1,884
  Income taxes (refunded) paid, net ..........................        (15)             209               313
Noncash investing and financing activities:
  Assets purchased under capital lease obligation ............    $   253          $    --           $    --

The accompanying notes are an integral part of these statements.

                      Boss Holdings, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(1) Nature of Business and Summary of Significant Accounting Policies

Nature of Business

      Boss Holdings, Inc. (formerly Vista 2000, Inc.) and its subsidiaries, (the "Company"), are engaged primarily in the import, manufacture, distribution and sale of consumer products including gloves, boots, rainwear, pet products and balloons. The Company's customers include mass merchandisers, various other retailers and commercial users located throughout North America. On December 7, 1998, the Company changed its name from Vista 2000, Inc. to Boss Holdings, Inc. reflecting the trade name of its primary operating subsidiary, Boss Manufacturing Company.

Reverse Stock Split

      At the Company's annual meeting of shareholders on October 8, 1998, the shareholders approved a 25-for-1 reverse stock split. The reverse stock split became effective on December 7, 1998, at the same time as the Company's corporate name change. All common stock amounts for the periods presented have been restated to reflect the reverse split.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of Boss Holdings, Inc. ("BHI"), and its wholly owned subsidiaries, Boss Manufacturing Holdings, Inc. (formerly American Consumer Products, Inc.) and subsidiaries ("BMHI"), and Family Safety Products, Inc. ("FSPI") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

      During 1997 and 1996, BHI disposed of substantially all of the operating assets of all subsidiaries with the exception of Boss Manufacturing Company and Subsidiaries, a subsidiary of BMHI and the Warren Pet Products division of BMHI.

Fiscal Year

      The Company maintains a 52/53-week year ending on the last Saturday in the calendar year. Fiscal years 1999, 1998 and 1997 each contained 52 weeks.

Cash and Cash Equivalents

      Cash and equivalents consist of cash on hand, time deposits, and liquid debt instruments such as commercial paper with maturities of three months or less from the date of purchase.

Revenue Recognition

      The Company recognizes revenue and provides for the estimated cost of retu1rns and allowances in the period the products are shipped.

      No single customer accounted for 10% or more of revenue in 1999, 1998 or 1997.

Inventories

      Inventories are stated at the lower of average cost or market. Cost for approximately 72% and 77% of inventories at December 25, 1999 and December 26, 1998, respectively, has been determined using the last-in, first-out (LIFO) method. Cost for the remainder of the inventories has been determined primarily using the first-in, first-out (FIFO) method.

      Had the Company used the first-in, first-out (FIFO) method of accounting for all inventories, gross profit would have been substantially the same for all years presented, except for 1998 when the gross profit would have been $180 higher.

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 25, 1999 and December 26, 1998
               (Dollar amounts in thousands except per share data)

(1) Nature of Business and Summary of Significant Accounting Policies -
Continued

Advertising Costs

      The Company generally expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 1999, 1998 and 1997 was $807, $847, and $651, respectively.

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

Reclassification of Account Balances

      Certain reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

Property, Equipment, Depreciation and Amortization

      Property and equipment are recorded at historical cost. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

      Machinery and equipment                       3 to 10 years
      Office Furniture and equipment                3 to 8 years
      Buildings                                     35 years

      Depreciation expense was $474, $343, and $1,910 for 1999, 1998 and 1997, respectively.

Warranty Costs and Returns

      The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs of warranty obligations and returns are classified as accrued liabilities and are immaterial.

Research and Development Costs

      Research and development costs are charged to expense as incurred and totaled $0, $0, and $396 for 1999, 1998 and 1997, respectively.

Foreign Currency Translation

      Financial statements of the Company's Canadian subsidiary are translated into U.S. dollars using fiscal year-end exchange rates for assets and liabilities, and average exchange rates during the year for the results of operations. Translation adjustments of the Canadian accounts are reported as a separate component of other comprehensive earnings within stockholders' equity. Translation adjustments of the Mexican subsidiary, for which the functional currency is U.S. dollars, are included in the results of operations for the year.

      Exchange rate adjustments related to foreign currency transactions are recognized in income as incurred and were not significant in any of the reported periods.

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 25, 1999 and December 26, 1998
               (Dollar amounts in thousands except per share data)

(1) Nature of Business and Summary of Significant Accounting Policies -
Continued

Systems Development Costs

      In 1999, the Company adopted AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use. Adoption of SOP 98-1 will require no significant changes to the Company's systems development accounting methodology and will not have a material impact on the results of operations.

      The Company capitalizes certain systems development costs that meet established criteria. Amounts capitalized are amortized to expense over three years. In 1999, the Company capitalized systems development costs of $427.

Earnings Loss Per Share

      Basic net earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

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

New Accounting Standards

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments.

      In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133 an Amendment of FASB Statement No. 133. The statement defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000.

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(1) Nature of Business and Summary of Significant Accounting Policies -
Continued

Management does not expect the adoption of these new standards to have a material impact on the Company's consolidated financial statements.

(2) Inventories

                                                  December 25,    December 26,
                                                      1999            1998
                                                  ------------    ------------
  Raw Materials ...............................      $1,390          $ 2,056
  Work in Progress ............................         335              433
  Finished Goods ..............................       7,975           11,288
                                                     ------          -------
                                                     $9,700          $13,777
                                                     ======          =======

(3) Property and Equipment

                                                   December 25,    December 26,
                                                       1999            1998
                                                   ------------    ------------
  Machinery and equipment .....................       $1,088           $1,073
  Buildings and improvements ..................        3,969            3,827
  Office furniture and equipment ..............        1,123              261
  Construction in progress ....................           --              143
                                                      ------           ------
    Total property and equipment ..............        6,180            5,304
  Less accumulated depreciation ...............        1,374              900
                                                      ------           ------
                                                       4,806            4,404
  Land ........................................          339              339
                                                      ------           ------
                                                      $5,145           $4,743
                                                      ======           ======

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(4) Long-term Debt

Notes Payable

                                                            December 25,  December 26,
                                                                1999         1998
                                                            ------------  ------------
BMHI revolving line of credit ..............................    $ 823         $4,083
Boss Manufacturing Real Estate, Inc. mortgage note
  payable to a lender.  All outstanding principal was
  due and paid in June 1999 ................................       --            773
Boss Manufacturing Real Estate, Inc. mortgage note
  payable to a lender.  Requires monthly principal
  payments of $6.  Interest is at LIBOR plus 2.1%,
  adjusted monthly.  All outstanding principal is due
  in October 2004.  Collateralized by all real and
  personal property of Boss Manufacturing Real
  Estate, Inc. located in Springfield, Illinois. ...........    1,488             --
Boss Manufacturing Company loan agreement with a local
  governmental agency.  Requires monthly payments of
  $7, including interest at 3%, through June 2005.
  Collateralized by all real property of Boss Manufacturing
  Company's Kewanee, Illinois facilities. ..................      411            479
                                                              -------        -------
    Total long-term notes payable ..........................    2,722          5,335
Less current maturities ....................................      968            840
                                                              -------        -------
  Long-term notes payable ..................................  $ 1,754        $ 4,495
                                                              =======        =======

Scheduled principal payments of long-term notes payable are as follows:

  Fiscal year:
    2000 ...................................................    $ 968
    2001 ...................................................      147
    2002 ...................................................      149
    2003 ...................................................      151
    2004 ...................................................    1,267
    Thereafter .............................................       40
                                                                -----
      Total ................................................  $ 2,722
                                                                =====

      In May 1997, the Company entered into a loan and security agreement (the "1997 Agreement") with a bank. The 1997 Agreement, which expires in May 2000, was amended in August 1997, concurrent with the sale of certain BMHI assets (see
Note 12). The 1997 Agreement, as amended, provides for a revolving credit facility up to $10,000 based on a formula that includes eligible accounts receivable and inventory. Interest is payable monthly at the bank's prime rate plus .5% or, at the Company's option, LIBOR plus 2.50% (effective rate of 8.50% at December 25, 1999). The Company incurs an annual facility fee of $33 payable at the beginning of each contract year and a loan commitment fee of 3/8% per annum on the unused portion of the credit facility. The 1997 Agreement provides for certain restrictive covenants including, among others, limitations as to intercompany transfers and capital expenditures and maintenance of certain minimum financial ratios.

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(4) Long-term Debt - Continued

      The credit facility is secured by essentially all personal property of BMHI and its subsidiaries, including accounts receivable and inventories, and is guaranteed by each of the BMHI subsidiaries. As part of the maximum borrowings, the bank has also committed $3,500 in letters of credit. At December 25, 1999, no letters of credit were outstanding under the 1997 Agreement.

      At December 25, 1999, the Company was in violation of certain loan covenants. The Company has not requested a waiver for such covenant violations because it is in the process of negotiating loan refinancing with several interested financial institutions. Shortly after year-end, the Company received a letter of interest with proposed terms from a bank to replace the existing credit facility on improved terms. Management is confident that an agreement can be completed to replace the existing facility.


(5) Commitments and Contingencies

Leases

      The Company leases certain office equipment under a noncancelable lease expiring in 2001. For financial reporting purposes, minimum lease payments relating to this lease have been capitalized. The related assets and obligation have been recorded using the Company's incremental borrowing rate at the inception of the lease. The equipment had a net book value of $214 at December 25, 1999.

      The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2001 and require the Company to pay all maintenance costs. Rent expense under these leases was approximately $137, $320 and $1,021 for 1999, 1998 and 1997, respectively.

      The following is a schedule by year of future minimum payments under capital and operating lease agreements, and the present value of future minimum rental payments under capitalized lease obligations at December 25, 1999:

                                                            Capital         Operating           Total
                                                            -------         ---------         ------
Year ended December 31,
    2000 ..................................................   $95              $33              $128
    2001 ..................................................    64                9                73
                                                              ---              ---              ----
Total minimum lease payments ..............................   159              $42              $201
                                                                               ===              ====
Amount representing interest ..............................   (11)
Current portion of capital
  lease obligation ........................................   (86)
                                                              ---

Present value of long-term capital lease obligation .......   $62
                                                              ===

Class Action Lawsuit

      During 1997, the Company issued approximately 586,160 common shares in settlement of a class action lawsuit filed in April 1996. The settlement satisfied all claims of the class action suit, and was approved by the district court in 1997.

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(5) Commitments and Contingencies  - Continued

Preferred Stockholders

      During 1997, BHI settled all claims with its former preferred stockholders. The former preferred stockholders agreed to release BHI from all claims in exchange for the issuance of approximately 231,800 shares of common stock. Approximately $362 was charged to 1997 operations related to this settlement. Additionally, all outstanding preferred shares were exchanged for approximately 123,800 common shares.

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

Planned Disposition of Certain Domestic Manufacturing Assets

      During the fourth quarter of 1999, management decided to dispose of the Company's Greenville, Alabama glove manufacturing facility. Accordingly, the Company established a provision for the expected disposition costs associated with this operation (see Note 11).

Other Litigation

      In July 1996, the Company commenced an action against Richard P. Smyth, a former officer and director, alleging that Mr. Smyth committed fraudulent and unlawful acts resulting in substantial harm to the Company and its shareholders. In September 1996, Mr. Smyth filed a counterclaim seeking, among other things, indemnification in connection with the class action lawsuit described above. In August 1999, the Company and Mr. Smyth reached a settlement agreement. Under the terms of the settlement agreement, the Company received a consent judgment against Mr. Smyth in the principal sum of $998 and Smyth agreed to dismiss with prejudice his pending counterclaim against the Company. The Company agreed not to pursue collection of the judgment in exchange for a $50 initial cash payment received from Smyth at the time of the settlement and timely receipt of future installment payments from Smyth totaling $435. The payment obligations of Smyth under the settlement agreement are secured by a mortgage on his residence.

      The Company was named a defendant in an adversary proceeding filed in the United States Bankruptcy Court for the Northern District of Alabama in connection with the Company's June 1997 sale of its stock in Alabaster Industries, Inc. The suit sought to recover cash payments received by the Company and to avoid a promissory note and mortgage held by the Company as a result of the sale. Pursuant to a court-approved settlement agreement in October 1999, the Company settled and was completely released from any liability or claims in connection with the Alabaster transaction and bankruptcy (see Note
12).

      The Company is also a defendant or has been notified of claims in several other actions against it. In the opinion of management, the ultimate outcome of these actions will not have a material adverse effect on the financial position of the Company.

SEC Investigation

      During 1996, the Securities and Exchange Commission ("SEC") notified the Company that it had commenced a formal investigation of the Company. The Company has cooperated with the SEC in this matter and believes it is no longer a target of the investigation.

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(6) Stockholder's Equity

Stock Options

      The Company has adopted two stock option plans providing for the issuance of options covering up to 300,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. For options granted to employees at strike prices less than the fair market value of the underlying shares on the date of the grant, the difference in value is recognized as compensation expense over the applicable vesting periods. Options granted to nonemployees are recognized over the related service period based on the estimated fair value of the options. This resulted in charges to operations amounting to $0, $0 and $104 for 1999, 1998 and 1997 respectively. Stock option transactions are summarized as follows:

                             Year ended                  Year ended                   Year ended
                          December 25, 1999           December 26, 1998            December 27, 1997
                         -------------------        --------------------         --------------------
                                  Weighted                     Weighted                      Weighted
                                  average                       average                      average
                                  exercise                      exercise                     exercise
                       Shares      price            Shares       price            Shares      price
                        ------    --------           ------     --------          ------     --------
Outstanding,
  beginning
  of period             33,590      $1.30           183,630       $1.00             4,742     $112.75
Granted                158,000       1.80                --          --           312,400        0.75
Exercised              (32,000)      0.75          (150,000)       0.75          (129,000)       0.75
Cancelled                   --         --               (40)      98.25            (4,512)     113.50
                       -------      -----          --------       -----           -------     -------
Outstanding,
  end of period        159,590      $1.90            33,590       $1.30           183,630       $1.00
                       =======      =====          ========       =====           =======     =======

      The following table summarizes information about stock options outstanding that are currently exercisable at December 25, 1999:

                    Options outstanding and exercisable
       ------------------------------------------------------------
                                      Weighted
                       Number          average
                    outstanding at    remaining        Weighted
       Exercise      December 25,     contractual       average
        price           1999         life (years)    exercise price
       --------      -------------    ----------      ------------
        $98.25             190            5.8            $98.25
          0.75           1,400            7.0              0.75
          1.75          66,000            9.2              1.75
                        ------            ---            ------
                        67,590            8.7            $ 2.00
                        ======            ===            ======

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(6) Stockholder's Equity - Continued

      The Company uses the intrinsic value method in accounting for its stock options issued to employees. In applying this method, no compensation cost has been recognized related to the granting of options to employees. Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant dates for awards to employees under those plans, the Company's net (loss) earnings and (loss) earnings per share would have resulted in the pro forma amounts indicated below:

                                                  1999        1998       1997
                                                --------     ------    --------
Net (loss) earnings            As reported      $(2,156)     $  640    $(6,535)
                               Pro forma         (2,196)        640     (6,548)

Basic net (loss) earnings      As reported      $ (1.11)     $ 0.34    $  (.21)
  per common share             Pro forma          (1.13)       0.34       (.21)

Diluted net (loss) earnings    As reported      $ (1.11)     $ 0.33    $  (.21)
  per common share             Pro forma          (1.13)       0.33       (.21)

      The fair values were estimated using the Black-Scholes options-pricing model with the following weighted-average assumptions for 1999 and 1997, respectively; expected volatility of 50% and 295%, expected dividend yield of 0.0% and 0.0%, risk-free rate of return of 6.6% and 5.9%; and expected lives of 5 and 2 years. The Company granted no options in 1998.


(7) Earnings Per Share

      The following table sets forth the computation of basic and diluted (loss) earnings per share:


                                                     1999       1998      1997
                                                   -------    -------   -------
Numerator for basic and diluted net (loss)
  earnings per common share - (loss) earnings
  attributable to common stockholders ..........   $(2,156)   $   640   $(6,535)
                                                   =======    =======   =======
Denominator for basic net (loss) earnings per
  common share - weighted average shares
  outstanding ..................................     1,943      1,907     1,274
Effect of dilutive options and warrants ........        --         19        --
                                                   -------    -------   -------
Denominator for diluted net (loss) earnings
  per common share - adjusted weighted
  average shares outstanding ...................     1,943      1,926     1,274
                                                   =======    =======   =======
Net (loss) earnings per common share
  Basic ........................................   $ (1.11)   $  0.34   $ (5.13)
  Diluted ......................................   $ (1.11)   $  0.33   $ (5.13)

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(8) Employee Retirement Savings Plan

      The Company contributes to employee retirement plans covering substantially all of its employees. Charges to consolidated operations for these plans were as follows:

                                                     1999      1998      1997
                                                   -------    -------   -------
Discretionary Contribution Profit
  Sharing - 401(k) .............................   $    90    $    92   $   183
Multi-Employer Pension Plan ....................        --         --       265
                                                   -------    -------   -------
                                                   $    90    $    92   $   448
                                                   =======    =======   =======

      The contributions to the union sponsored, multi-employer pension plan were determined based upon the number of employees working per week. Participation in the multi-employer pension plan was attributable to BMHI only, and was assumed by the purchaser of the BMHI assets in August 1997 (see Note 12).


(9) Related Party Transactions

      During 1999, 1998 and 1997, compensation and fees paid to directors or their affiliates totaled approximately $518, $367 and $1,684, respectively.


(10) Income Taxes

      The Company records income taxes based on its consolidated tax return. Current federal and state tax expense (benefit) is as follows:

                                                 December 25,    December 26,    December 27,
                                                     1999            1998            1997
                                                 ------------    ------------    ------------
Current income tax expense (benefit)
  Federal ......................................   $    18         $    --          $    --
  State and local ..............................        --             (68)             256
                                                   -------         -------          -------
Total income tax expense (benefit) .............   $    18         $   (68)         $   256
                                                   =======         =======          =======

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(10) Income Taxes - Continued

      The temporary differences result in a net deferred income tax asset that is reduced to zero by a related valuation allowance, summarized as follows:

                                                  December 25,   December 26,
                                                      1999           1998
                                                  ------------   ------------
Deferred income tax assets:
  Operating loss carryforwards .................    $ 13,720      $ 13,570
  Accounts receivable ..........................         203           327
  Accruals .....................................         810           250
  Compensation related .........................         270           252
  Tax credit carryforwards .....................         236           236
  Other ........................................          --             1
                                                    --------      --------
    Gross deferred tax assets ..................      15,239        14,636
    Deferred tax asset valuation allowance .....     (12,978)      (12,474)
                                                    --------      --------
  Net deferred tax asset .......................       2,261         2,162
                                                    --------      --------
Deferred income tax liabilities:
  Inventories ..................................       1,713         1,670
  Fixed assets .................................         548           492
                                                    --------      --------
                                                       2,261         2,162
                                                    --------      --------
Net deferred income tax asset ..................    $     --      $     --
                                                    ========      ========

      Included in the tax credit carryforward is approximately $236 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

      Income tax expense and benefit for 1999, 1998 and 1997 consists primarily of current state taxes attributable to BMHI and its subsidiaries. Included in other current assets are approximately $155 and $181 of refundable income taxes at December 25, 1999, and December 26, 1998, respectively.

      At December 25, 1999, the Company had operating loss carryforwards for U.S. income tax purposes of $40,353 available to reduce future taxable income, which expire as follows:

    Year of                            operating
  expiration                             loss
  ----------                           --------

     2001 ...........................  $  1,834
     2009 ...........................     1,646
     2010 ...........................     8,120
     2011 ...........................     2,038
     2012 ...........................    16,549
     2013 ...........................     8,730
     2014 ...........................       535
     2019 ...........................       901
                                       --------
                                       $ 40,353
                                       ========

      Included in the operating loss carryforward is $1,834 of losses which expire in 2001 and which can only be utilized by the Boss Manufacturing Company subsidiary of BMHI.

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 25, 1999 and December 26, 1998
               (Dollar amounts in thousands except per share data)

(10) Income Taxes - Continued

      The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1997 and 1998. As a result, the utilization of the net operating losses that originated in 1997 is limited to a maximum of approximately $1,600 annually. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.

(11) Writedown of Operating Assets

      During the fourth quarter of 1999, management decided to dispose of the Company's Greenville, Alabama glove manufacturing facility. The facility has incurred significant operating losses in recent years due to reduced demand for domestically produced gloves. Management expects to cease manufacturing operations in Greenville during the second quarter of 2000 and intends to dispose of all assets associated with this operation.

      The Company recorded a charge of $1,100 in the fourth quarter of 1999 representing management's estimate of the Greenville disposition costs. Estimated disposition costs include expenses to sell the facilities, anticipated loss on fixed asset sales, employee severance costs and liquidation of unused raw materials. Actual disposition costs may vary from these estimates.

(12) Acquisitions and Dispositions

1998

      During 1998, the Company reached an agreement with the purchaser of the ACPI assets in connection with the sale of these assets in 1997. The agreement related to the settlement of certain post closing adjustments and resulted in a gain of approximately $893.

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

      In June 1997, BHI sold all of the outstanding common stock of Alabaster for $2,000, consisting of $500 cash and a $1,500 promissory note. BHI recorded a loss on the sale of Alabaster of approximately $2,080, including expenses related to the sale. The Company recorded an allowance of $450 against the note as of December 26, 1998 and December 27, 1997. During 1999, the Company released its first mortgage on the Alabaster property in exchange for a lump sum cash payment of $1,130 in full satisfaction of the promissory note.

Pro forma Results of Operations (Unaudited)

      The pro forma results of operations that follow assume that the acquisition of Boss Manufacturing Company and the Warren Pet division of BMHI occurred on January 1, 1995, and the disposition of all other subsidiaries and divisions occurred on December 31, 1994. Accordingly, the pro forma results of operations that follow include the results of operations of BHI, Boss Manufacturing Company and Warren Pet Products. In addition to combining the historical results of operations of the companies, the pro forma calculations include adjustments for the estimated effects on the Company's historical results of operations for depreciation, interest and other purchase accounting adjustments related to the acquisitions. These results are not necessarily indicative of the results that would have occurred if the transactions had occurred at the beginning of each period presented nor are the results indicative of future results.

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     December 25, 1999 and December 26, 1998
               (Dollar amounts in thousands except per share data)

(12) Acquisitions and Dispositions - Continued

                                    UNAUDITED

                                             1999          1998         1997
                                          ----------    ----------   ----------
Sales .................................   $   36,024    $   37,514   $   42,197
Net (loss) earnings ...................   $   (2,156)   $      640   $     (646)
Net (loss) earnings per common share
  Basic ...............................   $    (1.11)   $     0.34   $    (0.51)
  Diluted .............................   $    (1.11)   $     0.33   $    (0.51)

(13) Comprehensive Income

      Accumulated other comprehensive income consists of the following:

                                                 December 25,    December 26,
                                                    1999            1998
                                                 ------------    ------------
  Foreign currency translation adjustment ......    $(90)          $(119)

      A summary of the components of other comprehensive income for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 is as follows:

                                                           1999     1998   1997
                                                           ----     ----   ----
  Net change in foreign currency translation adjustment ..  $29    $ (49)  $(47)

(14) Operating Segments and Related Information

      The Company operates primarily in the work gloves and protective wear segment. Through its Boss Manufacturing Company subsidiary, the Company imports, manufactures, and markets gloves, boots and rainwear products. In addition, through its Warren Pet Products division of BMHI, the Company manufactures, imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products.

      Prior to 1998, the Company manufactured and sold keys, letters, numbers and signs through a subsidiary, BMHI. All assets associated with this operation were sold in 1997 (see Note 12).

                      Boss Holdings, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                    December 25, 1999 and December 26, 1998
              (Dollar amounts in thousands except per share data)

(14) Operating Segments and Related Information - Continued

      The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate and certain smaller operations are grouped into a miscellaneous column entitled, "Corporate and Other."

                             Work Gloves           Keys, Letters,
                           and Protective   Pet        Number    Corporate
                                Wear      Supplies   and Signs   and Other     Total
                             --------    ---------   ---------   ---------   --------
1999
Revenues .................   $ 30,722    $  3,716    $     --    $  1,586    $ 36,024
Segment (loss) profit ....     (1,117)        419          --      (1,092)     (1,790)
Asset sales and writedowns     (1,100)         --          --          --      (1,100)
Operating (loss) income ..     (2,217)        419          --      (1,092)     (2,890)
Total assets .............     18,735       1,306          --       6,251      26,292
Capital expenditures .....        623          --          --          --         623
Depreciation .............        406          38          --          30         474

1998
Revenues .................   $ 31,600    $  3,955    $     --    $  1,988    $ 37,543
Segment profit (loss) ....        960         164          --      (1,082)         42
Asset sales and writedowns         --          --         893          --         893
Operating income (loss) ..        960         164         893      (1,082)        935
Total assets .............     21,666       1,393          --       5,911      28,970
Capital expenditures .....        770          27          --          21         818
Depreciation .............        279          38          --          26         343

1997
Revenues .................   $ 36,009    $  4,155    $ 33,367    $  4,869    $ 78,400
Segment profit (loss) ....      1,798        (184)        396      (2,709)       (699)
Asset sales and writedowns         --          --      (2,354)     (1,438)     (3,792)
Operating income .........      1,798        (184)     (1,958)     (4,147)     (4,491)
Total assets .............     21,590       1,037          --       5,935      28,562
Capital expenditures .....      2,039           5       1,167         726       3,937
Depreciation .............        241          31       1,554          84       1,910

               Report of Independent Certified Public Accountants
                                  on Schedule

Board of Directors
Boss Holdings, Inc.

      In connection with our audit of the consolidated financial statements of Boss Holdings, Inc. and Subsidiaries referred to in our reported dated February 16, 2000, which is included in the annual report to security holders and incorporated by reference in Part II of this form, we have also audited Schedule II for the years ended December 25, 1999, December 26, 1998 and December 27, 1997. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.


Atlanta, Georgia
February 16, 2000

                      Boss Holdings, Inc., and Subsidiaries
           CONSOLIDATED SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

     Column A                                      Column B       Column C       Column D      Column E
     ---------                                     ---------      ---------      ---------     ---------
                                                  Balance at      Charged                       Balance
                                                   beginning      to other                      at end
     Description                                  of period     and expenses   Deductions(1)   of period
     ----------                                    ---------    ------------   ------------    --------
Year ended December 25, 1999
  Allowance for doubtful accounts
  and returns                                     $    455       $     81        $    72      $    464
Deferred income tax asset valuation
  allowance                                         12,474            504             --        12,978
Year ended December 26, 1998
Allowance for doubtful accounts
  and returns                                     $    507       $     59        $   111      $    455
Deferred income tax asset valuation
  allowance                                         17,151         (4,677)            --        12,474
Year ended December 27, 1997
Allowance for doubtful accounts
  and returns                                        1,405            131          1,029           507
Deferred income tax asset valuation
  allowance                                         14,511          2,640             --        17,151

----------
(1) - bad debt write offs and reduction in estimate of allowance requirements.