Form 10-Q
period 2000-04-01
BOSS HOLDINGS INC
filed 2000-05-15
CIK 916802

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



            For the quarterly period ended                 April 1, 2000
                                                           -------------
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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes   X    No
                                                -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                               Outstanding at April 30, 2000
-----                               -----------------------------
Common Stock, $.25 par value                  1,934,904

PART I. -- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 BOSS HOLDINGS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                             (UNAUDITED)

                                                ASSETS

                                                               April 01,        December 25,
                                                                  2000              1999
                                                            -------------     --------------
CURRENT ASSETS
   Cash and cash equivalents                                   $  3,418          $  3,997
   Accounts receivable, net                                       7,178             6,773
   Inventories                                                    9,832             9,700
   Prepaid expenses & other                                         354               648
                                                             ------------      ------------
      Total current assets                                       20,782            21,118
                                                             ------------      ------------

PROPERTY AND EQUIPMENT, NET                                       5,057             5,145

OTHER ASSETS                                                         29                29
                                                             ------------      ------------
                                                               $ 25,868          $ 26,292
                                                             ============      ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                            $    881          $  1,161
   Current portion of long-term obligations                       1,005               968
   Current portion of capital lease obligation                       88                86
   Accrued payroll and related expenses                             591               736
   Accrued liabilities & other                                    3,597             3,835
                                                             ------------      ------------
      Total current liabilities                                   6,162             6,786
                                                             ------------      ------------

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                     1,756             1,816

STOCKHOLDERS' EQUITY
   Common stock                                                     484               484
   Additional paid-in capital                                    67,437            67,437
   Accumulated deficit                                          (48,138)          (48,391)
   Currency translation                                             (83)              (90)
                                                             ------------      ------------
                                                                 19,700            19,440
   Less: treasury shares and warrants - at cost                   1,750             1,750
                                                             ------------      ------------
      Total Stockholders' equity                                 17,950            17,690
                                                             ------------      ------------
                                                               $ 25,868          $ 26,292
                                                             ============      ============


The accompanying notes are an integral part of these statements.

                     BOSS HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                  Quarter ended      Quarter ended
                                                  April 01, 2000     March 27, 1999
                                                  --------------     ---------------
Net Sales                                           $   10,656         $    9,130

Cost of Sales                                            7,113              6,269
                                                  --------------     --------------

Gross Profit                                             3,543              2,861

Operating Expenses                                       3,258              2,744
                                                  --------------     --------------

Operating Profit                                           285                117
                                                  --------------     --------------

Other Income and (Expense)
      Interest Income                                       57                 24
      Interest Expense                                     (90)              (120)
      Other                                                 16                  0
                                                  --------------     --------------

Income Before Income Tax                                   268                 21

Income Tax Expense                                          14                  1
                                                  --------------     --------------

Net Income                                          $      254         $       20
                                                  ==============     ==============

Weighted Average Shares Outstanding                  1,934,905          1,931,413

Basic Earnings Per Common Share                     $     0.13         $     0.01
                                                  ==============     ==============

Diluted Earnings Per Common Share                   $     0.13         $     0.01
                                                  ==============     ==============


The accompanying notes are an integral part of these statements.

                                    BOSS HOLDINGS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (DOLLARS IN THOUSANDS)
                                                 (UNAUDITED)

                                                                   Quarter ended     Quarter ended
                                                                  April 01, 2000    March 27, 1999
                                                                  --------------    --------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net income                                                        $    254          $     20
   Adjustments to reconcile net income to net cash provided
    by operations:
      Depreciation  and amortization                                      114                81
      (Increase) decrease in operating assets:
            Accounts receivable                                          (405)            1,281
            Inventories                                                  (132)             (166)
            Prepaid expenses and other current assets                     294               (82)
            Deferred charges and other assets                               0               137
      Increase (decrease) in operating liabilities:
            Accounts Payable                                             (280)             (564)
            Accrued liabilities                                          (383)             (180)
                                                                   -------------     -------------
               Net cash provided (used) by operating activities          (538)              527
                                                                   -------------     -------------

CASH FLOWS USED BY INVESTING ACTIVITIES:
   Purchases of property and equipment                                    (27)             (161)
                                                                   -------------     -------------
         Net cash used by investing activities                            (27)             (161)
                                                                   -------------     -------------

CASH FLOWS USED BY FINANCING ACTIVITIES:
   Net borrowings (payments) on long-term obligations                     (21)             (452)
   Purchase and retirement of stock                                         0               (43)
   Proceeds from exercise of stock options and warrants                     0                24
                                                                   -------------     -------------
         Net cash used by financing activities                            (21)             (471)
                                                                   -------------     -------------

Effect of exchange rates on cash and cash equivalents                       7                13
                                                                   -------------     -------------

Net decrease in cash during period                                       (579)              (92)
Cash and cash equivalents at the beginning of the period                3,997             2,131
                                                                   -------------     -------------
Cash and cash equivalents at the end of the period                   $  3,418          $  2,039
                                                                   =============     =============


The accompanying notes are an integral part of these statements.

                     BOSS HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 1, 2000


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

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 25, 1999. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2.  EARNINGS PER SHARE

      Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

NOTE 3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                           April 1,       Dec 25,
                                            2000           1999
                                         -----------    -----------
                  Raw materials            $ 1,456        $ 1,390
                  Work-in-process              304            335
                  Finished goods             8,072          7,975
                                         -----------    -----------
                                           $ 9,832        $ 9,700
                                         ===========    ===========

NOTE 3.  LONG-TERM OBLIGATIONS

      At April 1, 2000, the Company was in violation of certain loan covenants under its current, primary working capital line of credit. This line of credit will expire in May 2000. The Company has not requested a waiver for such covenant violations because it is in the process of securing a new line of credit with another bank on substantially improved terms. The Company has received a commitment letter from the prospective new lender and expects to complete its new working capital facility during May 2000.

                     BOSS HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                APRIL 1, 2000


NOTE 4.  DISPOSAL OF OPERATING ASSETS

      During the fourth quarter of 1999, the Company recorded a charge of $1,100,000 in connection with the planned closing and disposition of manufacturing facilities in Greenville, Alabama. The Company plans to cease operations at this facility by June 30, 2000 and is actively pursuing disposition of all assets associated with the Greenville operation. During the first quarter of 2000, certain Greenville expenses were charged to the estimated disposition liability recorded in 1999.

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

SALES

----------------------------------------------------------------------------
             SALES BY SEGMENT $(000)                   2000        1999
----------------------------------------------------------------------------
      Work Gloves & Protective Wear                    9,127       7,938
----------------------------------------------------------------------------
      Pet Supplies                                       948         722
----------------------------------------------------------------------------
      Corporate & Other                                  581         470
----------------------------------------------------------------------------
      Total Sales                                     10,656       9,130
----------------------------------------------------------------------------

      Total revenues for the three months ended April 1, 2000 were $10,656,000, up $1,526,000, or 16.7%, from the comparable quarter in 1999.
Sales increased in each of the Company's segments of business. In the work gloves and protective wear segment, sales were up $1,189,000, or 15.0%, and represented approximately 86% of the Company's total sales in the first quarter of 2000. Sales in the Company's consumer market increased roughly 18% from 1999 on higher volume attributable in large part to new customers added during the second half of 1999. The Company's industrial market sales were up 7% from 1999. Average selling prices were again lower than in the comparable quarter from the previous year because of competitive pressure and lower purchase costs on imported goods.

      In the pet supplies segment, first quarter 2000 sales were up $226,000,
or 31.3%, from the prior year.   The sales increase in comparison to 1999 was
due in part to low sales activity in 1999 when volumes were depressed by the relocation of its primary operating facilities from Florida to Kewanee,
Illinois, which temporarily reduced shipping efficiency.   As previously
reported, the Company lost its second largest customer in this segment during the fourth quarter of 1999. The loss of this customer may reduce sales revenues during the upcoming quarters. The Company has increased its sales and promotional efforts to attract new business and added several new accounts in this segment.

      Sales in the corporate and other segment consist primarily of balloon revenues. Sales volume improved in this area with existing customers ordering earlier in the season than in the previous year. Balloon sales have historically shown seasonal strength during the summer months.

COST OF SALES

----------------------------------------------------------------------------------------------------
             COST OF SALES BY SEGMENT $(000)           2000        % SALES     1999        % SALES
----------------------------------------------------------------------------------------------------
      Work Gloves & Protective Wear                    6,350        69.6       5,527        69.6
----------------------------------------------------------------------------------------------------
      Pet Supplies                                       546        57.6         445        61.6
----------------------------------------------------------------------------------------------------
      Corporate & Other                                  217        37.3         297        63.2
----------------------------------------------------------------------------------------------------
      Total Cost of Sales                              7,113        66.8       6,269        68.7
----------------------------------------------------------------------------------------------------

      Cost of sales for the three months ended April 1, 2000 totaled $7,113,000 compared to $6,269,000 in the corresponding period of 1999. While up in total due to increased sales, as a percentage of sales, cost of sales declined 1.9%. This drop in cost of sales percentage is due primarily to lower product cost at the Company's balloon operations. Balloon operations benefited from the outsourcing of production with the Company now importing balloons from Mexico. Margins also improved in the Company's pet supplies segment because of lower overhead at its facilities in Illinois and lower costs on certain imported products.

OPERATING EXPENSES

----------------------------------------------------------------------------------------------------
OPERATING EXPENSES BY SEGMENT $(000)                   2000        % SALES     1999        % SALES
----------------------------------------------------------------------------------------------------
      Work Gloves & Protective Wear                    2,514        27.5       2,137        26.9
----------------------------------------------------------------------------------------------------
      Pet Supplies                                       334        35.2         245        33.9
----------------------------------------------------------------------------------------------------
      Corporate & Other                                  410        70.7         362        77.0
----------------------------------------------------------------------------------------------------
      Total Operating Expenses                         3,258        30.6       2,744        30.1
----------------------------------------------------------------------------------------------------

      Operating expenses (selling, general and administrative or "S, G & A" expenses) were $3,259,000 for the three months ended April 1, 2000, compared to $2,744,000 for the corresponding period in 1999. Such expenses increased in each segment due in part to variable expenses associated with increased sales such as commissions and shipping.

      In addition, S, G & A expenses in the work gloves and protective wear segment were up compared to the prior year due to increases in point of sale display cost, shipping expense, depreciation and systems consulting. Point of sale display cost increases resulted from higher consumer product sales and increased product assortment sales in which the Company provides racking or other point of sale display materials. The Company's shipping expenses increased due in part to more partial shipments resulting from reduced inventory levels and also in part because of higher fuel surcharges. Due to capital expenditures in the previous year to install new computer systems, the Company's depreciation increased in 2000 and will continue to be higher than 1999. The Company continued to utilize consultants to complete training and report development for its new information system during the first quarter. Such consulting assistance is expected to diminish substantially in succeeding quarters.

OPERATING INCOME

---------------------------------------------------------------------------------------------------
       OPERATING INCOME BY SEGMENT $(000)               2000     % SALES        1999     % SALES
---------------------------------------------------------------------------------------------------
      Work Gloves & Protective Wear                     263         2.9         274         3.5
---------------------------------------------------------------------------------------------------
      Pet Supplies                                       68         7.2          32         4.4
---------------------------------------------------------------------------------------------------
      Corporate & Other                                 (46)       (8.1)       (189)      (40.2)
---------------------------------------------------------------------------------------------------
      Total Operating Income                            285         2.7         117         1.3
---------------------------------------------------------------------------------------------------

      On a consolidated basis, operating income increased $168,000 for the first quarter of 2000 compared to the comparable period in 1999. This improvement was primarily attributable to improved results in the corporate and other segment which resulted in large part from increased sales and improved gross margins in the Company's balloon operations. Results from the Company's balloon operations are included in the corporate and other segment. In addition, operating income in the pet supplies segment increased on greater sales volume.

OTHER INCOME (EXPENSE)

      The Company incurred $90,000 in interest expense during the first quarter of 2000, a decrease of $30,000 from the comparable period in 1999. Interest expense decreased due to lower borrowings under the Company's revolving line of credit because of reduced inventory levels in comparison to the first quarter of 1999. Interest income increased from $24,000 in 1999 to $57,000 in the first quarter of 2000 on the Company's cash holdings.

TAXES

      Tax expense reflects state income taxes on certain of the Company's operations. Because of loss carryforwards from prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to changes in control experienced in previous years.

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities consumed $538,000 in cash in the first quarter of 2000 compared to providing cash of $527,000 in the first quarter of 1999.
The Company's improved sales in 2000 resulted in an increase in accounts receivable which consumed cash of $405,000 during the period. In comparison, the Company's reduced sales in the first quarter of 1999 caused a reduction in accounts receivable and provided $1,281,000 in cash.

      Cash used by investing activities totaled $27,000 during the first quarter of 2000, down from $161,000 in 1999. Investing activities for both years consisted solely of capital expenditures. First quarter 1999 capital expenditures included system implementation costs and expenditures to renovate Kewanee facilities in connection with the relocation of the pet supplies operations.

      The Company's cash used by financing activities totaled $21,000 in 2000, down from $471,000 in the prior year. Because of the reduced cash provided by operating activities in the current year, the Company made fewer payments to reduce its revolving line of credit during the first quarter of 2000 than in the previous year.

      Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $860,000 leaving $9,140,000 available as of April 1, 2000. The Company's current credit facility expires in May 2000 and management expects to replace its current line with another bank on substantially improved terms. The Company has entered into a commitment letter with the prospective new lender and expects to complete the new credit facility during May 2000. The Company's cash on hand and the new credit facility should provide adequate liquidity for the Company's expected working capital and operating needs.

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

PART II. -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

                                          BOSS HOLDINGS, INC.



Dated: May 16, 2000                       By: /s/  J. Bruce Lancaster
       ----------------                      ------------------------
                                          J. Bruce Lancaster
                                          Chief Financial Officer
                                          (principal financial officer)