Form 10-Q
period 2000-07-01
BOSS HOLDINGS INC
filed 2000-08-14
CIK 916802

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



               For the quarterly period ended      July 1, 2000
                                                   ------------
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

                                (309) 852-2131
                                --------------
                         (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X    No
                                               -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                               Outstanding at August 3, 2000
-----                               -----------------------------
Common Stock, $.25 par value                  1,934,904

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                  BOSS HOLDINGS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                               (UNAUDITED)

                                                 ASSETS

                                                                          JULY 01,       December 25,
                                                                            2000             1999
                                                                         --------        ------------
CURRENT ASSETS
    Cash and cash equivalents                                            $  3,266          $  3,997
    Accounts receivable, net                                                5,525             6,773
    Inventories                                                            12,035             9,700
    Prepaid expenses & other                                                  279               648
                                                                         --------          --------
       Total current assets                                                21,105            21,118
                                                                         --------          --------

PROPERTY AND EQUIPMENT, NET                                                 4,948             5,145

OTHER ASSETS                                                                   29                29
                                                                         --------          --------
                                                                         $ 26,082          $ 26,292
                                                                         ========          ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                     $  1,108          $  1,161
    Current portion of long-term obligations                                  146               968
    Current portion of capital lease obligation                                90                86
    Accrued payroll and related expenses                                      594               736
    Accrued liabilities & other                                             3,463             3,835
                                                                         --------          --------
       Total current liabilities                                            5,401             6,786
                                                                         --------          --------

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                               3,449             1,816

STOCKHOLDERS' EQUITY
    Common stock                                                              484               484
    Additional paid-in capital                                             67,437            67,437
    Accumulated deficit                                                   (48,846)          (48,391)
    Currency translation                                                      (93)              (90)
                                                                         --------          --------
                                                                           18,982            19,440
    Less: treasury shares and warrants - at cost                            1,750             1,750
                                                                         --------          --------
    Total Stockholders' equity                                             17,232            17,690
                                                                         --------          --------
                                                                         $ 26,082          $ 26,292
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

                                  BOSS HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                               (UNAUDITED)

                                                                            SIX MONTHS       Six Months
                                         QUARTER ENDED     Quarter ended       ENDED           ended
                                         JULY 01, 2000     June 26, 1999   JULY 01, 2000   June 26, 1999
                                         -------------     -------------   -------------   -------------
Net Sales                                 $    6,977        $    7,483      $   17,633       $   16,613

Cost of Sales                                  4,889             5,360          12,002           11,629
                                          ----------        ----------      ----------       ----------
Gross Profit                                   2,088             2,123           5,631            4,984

Operating Expenses                             2,772             2,908           6,030            5,653
                                          ----------        ----------      ----------       ----------
Operating Loss                                  (684)             (785)           (399)            (669)
                                          ----------        ----------      ----------       ----------
Other Income and (Expense)
    Interest Income                               42                25              99               48
    Interest Expense                             (70)             (150)           (161)            (270)
    Other                                         11                11              27               13
                                          ----------        ----------      ----------       ----------
Loss Before Income Tax                          (701)             (899)           (434)            (878)

Income Tax Expense (Benefit)                       5                (1)             19                0
                                          ----------        ----------      ----------       ----------
Net Loss                                  $     (706)       $     (898)     $     (453)           $(878)
                                          ==========        ==========      ==========       ==========
Weighted Average Shares Outstanding        1,934,905         1,949,072       1,934,905        1,940,291

Basic Earnings Per Common Share           $    (0.36)       $    (0.46)     $    (0.23)      $    (0.45)
                                          ==========        ==========      ==========       ==========
Diluted Earnings Per Common Share         $    (0.36)       $    (0.46)     $    (0.23)      $    (0.45)
                                          ==========        ==========      ==========       ==========

The accompanying notes are an integral part of these statements.

                                  BOSS HOLDINGS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (DOLLARS IN THOUSANDS)
                                               (UNAUDITED)

                                                                     Six Months ended  Six Months ended
                                                                      July 01, 2000     June 26, 1999
                                                                     ----------------  ----------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net income                                                            $  (453)          $  (878)
   Adjustments to reconcile net income to net cash provided
    by operations:
      Depreciation and amortization                                          228               176
      (Increase) decrease in operating assets:
            Accounts receivable                                            1,248             2,250
            Inventories                                                   (2,335)              (13)
            Prepaid expenses and other current assets                        369              (183)
            Deferred charges and other assets                                  0               154
      Increase (decrease) in operating liabilities:
            Accounts Payable                                                 (53)             (673)
            Accrued liabilities                                             (514)             (253)
                                                                         -------           -------
               Net cash provided (used) by operating activities           (1,510)              580
                                                                         -------           -------
CASH FLOWS USED BY INVESTING ACTIVITIES:
   Purchases of property and equipment                                       (33)             (265)
                                                                         -------           -------
         Net cash used by investing activities                               (33)             (265)
                                                                         -------           -------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Net borrowings (payments) on long-term obligations                        815            (1,247)
   Purchase and retirement of stock                                            0               (19)
                                                                         -------           -------
         Net cash provided (used) by financing activities                    815            (1,266)
                                                                         -------           -------
Effect of exchange rates on cash and cash equivalents                         (3)               32
                                                                         -------           -------
Net decrease in cash during period                                          (731)             (919)
Cash and cash equivalents at the beginning of the period                   3,997             2,131
                                                                         -------           -------
Cash and cash equivalents at the end of the period                       $ 3,266           $ 1,212
                                                                         =======           =======

The accompanying notes are an integral part of these statements.

                     BOSS HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 1, 2000

NOTE 1.  BASIS OF PRESENTATION

      The consolidated financial statements included in this report have been prepared by Boss Holdings, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. An independent accountant has not audited these financial statements. The consolidated financial statements include the accounts of the Company and its subsidiaries.

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

      Certain amounts in prior year's financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2.  EARNINGS (LOSS) PER SHARE

      Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

NOTE 3.  INVENTORIES

      Inventories consist of the following (in thousands):

                                      July 1,           Dec. 25,
                                        2000              1999
                                     --------           --------
               Raw materials         $  1,282           $ 1,390
               Work-in-process            329               335
               Finished goods          10,424             7,975
                                     --------           -------
                                     $ 12,035           $ 9,700
                                     --------           -------

NOTE 4.  LONG-TERM OBLIGATIONS

      In June 2000, the Company entered into a loan and security agreement (the "Credit Agreement") with a commercial bank. The Credit Agreement expires in 2002 and provides a revolving credit facility up to $10 million based on a formula that includes eligible accounts receivable and inventory. Interest is payable monthly at the bank's prime rate or, at the Company's option, LIBOR plus 2.1% (effective rate of 8.75% at July 1, 2000). The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility.

                     BOSS HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 1, 2000

NOTE 4.  LONG-TERM OBLIGATIONS - CONTINUED

      The Credit Agreement includes certain restrictive covenants common for such agreements and requires maintenance of certain minimum financial ratios. The Company's accounts receivable and inventory secure the credit facility.

NOTE 5.  DISPOSAL OF OPERATING ASSETS

      During the fourth quarter of 1999, the Company recorded a charge of $1,100,000 in connection with the planned closing and disposition of manufacturing facilities in Greenville, Alabama. The Company originally planned to cease operations at this facility by June 30, 2000. Operations are now expected to continue through August 31, 2000 with a substantially reduced work force. The Company has received a letter of intent for the sale of the Greenville real property and essentially all equipment with an expected closing of August 31, 2000.

      Certain expenses of the Greenville facility incurred during the first six months of 2000 were charged to the estimated disposition liability recorded in 1999. At this time, management believes the disposition liability should be adequate to cover the costs associated with closing operations in Greenville. However, actual proceeds from the sale of property and raw material inventory liquidation may vary from current estimates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: uncertainties and changes in general economic conditions, unusual weather patterns which could affect domestic demand for the registrant's products, performance and price issues with international suppliers, greater than anticipated operating asset disposition costs, pricing policies of competitors and the ability to attract and retain employees in key positions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

SALES

----------------------------------------------------------------------------
                                          QUARTER           YEAR-TO-DATE
        SALES BY SEGMENT            -------------------  -------------------
            $(000)                    2000       1999      2000       1999
----------------------------------------------------------------------------
Work Gloves & Protective Wear        5,846      5,782     14,974     13,719
----------------------------------------------------------------------------
Pet Supplies                           679      1,197      1,627      1,920
----------------------------------------------------------------------------
Corporate & Other                      452        504      1,032        974
----------------------------------------------------------------------------
Total Sales                          6,977      7,483     17,633     16,613
----------------------------------------------------------------------------

      Total revenues for the three months ended July 1, 2000 were $6,977,000, down $506,000, or 6.8%, from the comparable quarter in 1999. Sales in the work gloves and protective wear segment increased $64,000, or 1.1%. Sales in this segment increased slightly due to improved volume in the industrial market with the consumer market essentially unchanged from the prior year. Selling prices fell from the comparable period in 1999 because of competitive pressure and lower purchase costs on imported goods.

      In the pet supplies segment, second quarter sales declined $518,000, or 43.3%, from the prior year due to the loss of a major account at the end of 1999. In addition, the Company's largest customer in this segment notified the Company of its intent to obtain pet supplies from another supplier by the end of 2000. The loss of these two accounts is expected to significantly reduce 2000 sales in the pet supplies segment. The Company has recruited a new sales team with industry experience to aggressively pursue new business. In addition, the Company is importing certain key products to improve its cost structure.

      Sales in the corporate and other segment consist primarily of balloon revenues. Sales in this segment declined $52,000 on reduced volume.

      For the six month period ended June 26, 1999, consolidated sales totaled $17,633,000, an increase of $1,020,000, or 6.1%, from the comparable period in 1999. This sales increase was attributable to the work gloves and protective wear segment and resulted from volume increases primarily in the first quarter due to new customers added in the fourth quarter of 1999. Increased sales in the work gloves and protective wear segment were partially offset by reduced sales in the pet supplies segment which declined because of the loss of certain key customers.

COST OF SALES

----------------------------------------------------------------------------
                                          QUARTER           YEAR-TO-DATE
    COST OF SALES BY SEGMENT        -------------------  -------------------
            $(000)                    2000       1999      2000       1999
----------------------------------------------------------------------------
Work Gloves & Protective Wear        4,241      4,288     10,591      9,820
----------------------------------------------------------------------------
Pet Supplies                           449        779        995      1,224
----------------------------------------------------------------------------
Corporate & Other                      199        293        416        585
----------------------------------------------------------------------------
Total Cost of Sales                  4,889      5,360     12,002     11,629
----------------------------------------------------------------------------

      Cost of sales for the three months ended July 1, 2000 were $4,889,000 compared to $5,360,000 in the corresponding period of 1999. The drop in cost of sales reflects the sales decline previously discussed as well as the reduction in the purchase price of goods. On a percentage of sales basis, cost of sales totaled 70.1%, down from 71.7% for the second quarter of 1999. This improvement resulted from reduced costs in both the work gloves and protective wear segment and the corporate and other segment. The cost of imported products in the work glove and protective wear segment continued to decline as previously discussed. In the corporate and other segment, margins improved because the Company discontinued domestic manufacturing and began importing balloons from Mexico during 1999.

      On a year to date basis, cost of sales in 2000 totaled $12,002,000, up $373,000 from 1999. This increase was due primarily to higher sales in 2000. As a percentage of sales, cost of sales declined to 68.1%, down 1.9% from 1999. The lower cost of sales percentage resulted primarily from reduced costs in the corporate and other segment associated with the importing of balloons from Mexico. The Company also experienced slightly improved margins in its other segments of business because of lower pricing on imported goods.

OPERATING EXPENSES

----------------------------------------------------------------------------
      OPERATING EXPENSES BY               QUARTER           YEAR-TO-DATE
            SEGMENT                 -------------------  -------------------
            $(000)                    2000       1999      2000       1999
----------------------------------------------------------------------------
Work Gloves & Protective Wear        2,113      2,020      4,654      4,190
----------------------------------------------------------------------------
Pet Supplies                           285        273        618        517
----------------------------------------------------------------------------
Corporate & Other                      374        615        758        946
----------------------------------------------------------------------------
Total Operating Expenses             2,772      2,908      6,030      5,653
----------------------------------------------------------------------------

      Operating expenses (selling, general and administrative expenses) totaled $2,772,000 for the three months ended July 1, 2000, compared to $2,908,000 for the corresponding period in 1999. The decline in operating expenses in comparison to 1999 is due primarily to legal expenses incurred during the prior year in connection with litigation settled during the third quarter of 1999. Operating expenses increased in the work glove and protective wear segment due in part to higher depreciation and operating expenses on the Company's new computer system and increases in certain warehousing expenses.

      For the six month period ended July 1, 2000 operating expenses were $6,030,000, up $377,000 from the comparable period in 1999. Such expenses increased in the work glove and protective wear segment due in part to variable expenses associated with increased sales such as commissions and shipping. In addition, operating expenses were up in this segment due to higher depreciation and operating expenses on the new computer system and increases in certain warehousing expenses. Operating expenses declined in the corporate and other segment due to reduced legal expenses in 2000 as previously discussed.

OPERATING INCOME

----------------------------------------------------------------------------
                                          QUARTER           YEAR-TO-DATE
    OPERATING INCOME (LOSS) BY      -------------------  -------------------
          SEGMENT $(000)               2000     1999       2000      1999
----------------------------------------------------------------------------
Work Gloves & Protective Wear         (508)     (526)      (271)     (291)
----------------------------------------------------------------------------
Pet Supplies                           (55)      145         14       179
----------------------------------------------------------------------------
Corporate & Other                     (121)     (404)      (142)     (557)
----------------------------------------------------------------------------
Total Operating Income (Loss)         (684)     (785)      (399)     (669)
----------------------------------------------------------------------------

      For the second quarter of 2000, the Company's operating loss totaled $684,000, an improvement of $101,000 in comparison to the second quarter of 1999. The corporate and other segment produced the greatest improvement from 1999 due to improved margins on the balloon operations in this segment and reduced legal expenses in the corporate area. The operating loss in the work gloves and protective wear segment also declined slightly due to increased sales and improved margins. Pet supplies generated an operating loss of $55,000 for the second quarter of 2000 because of lower sales as discussed above. The second quarter is historically the Company's weakest in the work gloves and protective wear segment due to reduced product demand in warm weather months.

      The Company generated an operating loss of $399,000 for the six month period ended July 1, 2000 compared to a loss of $669,000 during the first six months of 1999. As previously discussed, improved results in the corporate and other segment comprised the bulk of this improvement. Reduced earnings in the pet supplies segment attributable to reduced sales partially offset the improvement in results from the corporate and other segment.

OTHER INCOME (EXPENSE)

      The Company incurred $70,000 in interest expense during the second quarter of 2000, a decrease of $80,000 from the comparable period in 1999. Interest expense declined because of reduced borrowings under the Company's revolving line of credit during the quarter due in large part to reduced inventory levels in comparison to the second quarter of 1999. Interest income for the quarter ended July 1, 2000 totaled $42,000, an increase of $17,000 from the previous year due to increased cash on hand which resulted from litigation settlement proceeds in the second half of 1999.

      On a year to date basis through July 1, 2000, interest expense totaled $161,000, down $109,000 from 1999. Reduced inventory levels in comparison to 1999 were the primary factor in this decrease. Interest income for the six-month period increased from $48,000 in 1999 to $99,000 in 2000 due to increased cash on hand as discussed above.

      The Company entered into a new loan and security agreement with a commercial bank during the second quarter of 2000. The new agreement, which expires in 2002, provides a revolving credit facility of up to $10 million. Terms of the new loan and security agreement are generally favorable in comparison to the Company's previous line of credit with interest charged at prime or, at the Company's option, LIBOR plus 2.1%. The Company's accounts receivable and inventory secure the credit facility.

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

LIQUIDITY AND CAPITAL RESOURCES

      Operating activities used $1,510,000 in cash flow through the first six months of 2000, compared with $580,000 of cash provided by operating activities during the same period in 1999. The use of cash during 2000 was due in large part to increased inventory levels in the second quarter. The Company's substantially reduced 1999 year-end inventory levels did not adequately support first quarter 2000 shipping requirements. The Company began building inventory during the second quarter of 2000 to improve shipping performance and meet expected demand during the third quarter. In addition to the change in inventory, the Company's seasonal decline in accounts receivable was smaller in 2000 than in the previous year due to higher sales during the first half of 2000.

      Cash used by investing activities totaled $33,000 for the six months ended July 1, 2000, a decrease of $232,000 from 1999. Purchases of property and equipment were nominal in the first half of 2000. Capital expenditures in 1999 were primarily associated with the implementation of the Company's new computer system.

      Financing activities provided cash of $815,000 through the first six months of 2000 as the Company borrowed funds to support working capital requirements.

      Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $1,752,000 as of July 1, 2000. Based on the provisions of the credit agreement, the Company had additional availability of $5,900,000 under its line of credit as of July 1, 2000. The Company expects the availability under the current credit facility and current cash on hand to provide adequate liquidity for the Company's expected working capital and operating needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of the Company's stockholders was held on Tuesday, May 23, 2000 in St. Louis, MO. At the meeting the stockholders voted on the following items:

      1) Elected six directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

                                          For           Withheld
                                          ---           --------
          G. Louis Graziadio, III      1,693,196         1,614
          Perry A Lerner               1,693,468         1,282
          Lee E. Mikles                1,693,357         1,393
          Paul A Novelly               1,693,199         1,551
          Richard D. Squires           1,693,399         1,351
          J. Bruce Lancaster           1,693,279         1,471

      2) Approved an amendment to the Company's Certificate of Incorporation to reduce the number of authorized shares of common stock of the Company from 50,000,000 to 10,000,000.

          1,686,580  for               7,673  against       482  abstain

      3) Approved an amendment to the Company's 1998 Incentive Stock Option Plan to increase the number of shares reserved for issuance under the plan from 210,000 to 285,000.

          805,114  for                 81,240  against      492  abstain

      4) Approved an amendment to the Company's 1998 Incentive Stock Option Plan to provide for accelerated vesting of options issued under the plan upon the occurrence of certain corporate transactions.

          809,090  for                 76,788  against      1,007  abstain

      5) Approved an amendment to the Company's 1998 Non-Employee Director Stock Plan to increase the number of shares reserved for issuance under the plan from 90,000 to 140,000.

          801,883  for                 87,250  against      752  abstain

      6) Approved and ratified the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 30, 2000.

          1,684,088  for               9,874  against       788  abstain

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits
          --------

      3.1.2 Amendment to the Company's Certificate of Incorporation, dated June 30, 2000.
      10.7 Loan and Security Agreement between Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago dated June 16, 2000.
      10.8 Amendment to the Company's 1998 Non-Employee Director Stock Option Plan, dated May 23, 2000.
      10.9 Amendment to the Company's 1998 Incentive Stock Option Plan, dated May 23, 2000.
      27.1     Financial Data Schedule  (filed electronically with the
               SEC only)

      (b) Reports on Form 8-K
          -------------------

               For the current quarter, no reports on Form 8-K were filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BOSS HOLDINGS, INC.


Dated:  August 14, 2000             By: /s/  J. Bruce Lancaster
        ---------------                 -----------------------
                                    J. Bruce Lancaster
                                    Chief Financial Officer
                                    (principal financial officer)