Form 10-Q
period 2000-09-30
BOSS HOLDINGS INC
filed 2000-11-13
CIK 916802

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549
                                 FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



 For the quarterly period ended        September 30, 2000
                                       ------------------
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

                                (309) 852-2131
                                --------------
                         (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days. Yes  X      No
                                                ---        ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                    Outstanding at October 31, 2000
-----                                    -------------------------------
Common Stock, $.25 par value                        1,934,904

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                          BOSS HOLDINGS, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)

                                                         ASSETS

                                                                        SEPTEMBER 30,               December 25,
                                                                             2000                       1999
                                                                        -------------               ------------
CURRENT ASSETS
   Cash and cash equivalents                                               $  1,114                   $  3,997
   Accounts receivable, net                                                   6,700                      6,773
   Inventories                                                               12,636                      9,700
   Prepaid expenses & other                                                     444                        648
                                                                           --------                   --------
      Total current assets                                                   20,894                     21,118
                                                                           --------                   --------
PROPERTY AND EQUIPMENT, NET                                                   3,721                      5,145

OTHER ASSETS                                                                     29                         29
                                                                           --------                   --------
                                                                           $ 24,644                   $ 26,292
                                                                           ========                   ========


                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                        $    884                   $  1,161
   Current portion of long-term obligations                                     146                        968
   Current portion of capital lease obligation                                   84                         86
   Accrued payroll and related expenses                                         445                        736
   Accrued liabilities & other                                                2,194                      3,835
                                                                           --------                   --------
      Total current liabilities                                               3,753                      6,786
                                                                           --------                   --------

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION                                 3,814                      1,816

STOCKHOLDERS' EQUITY
   Common stock                                                                 484                        484
   Additional paid-in capital                                                67,437                     67,437
   Accumulated deficit                                                      (48,995)                   (48,391)
   Currency translation                                                         (99)                       (90)
                                                                           --------                   --------
                                                                             18,827                     19,440
   Less: treasury shares and warrants - at cost                               1,750                      1,750
                                                                           --------                   --------
      Total Stockholders' equity                                             17,077                     17,690
                                                                           --------                   --------
                                                                           $ 24,644                   $ 26,292
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

                                          BOSS HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                      (UNAUDITED)


                                                                                  NINE MONTHS         Nine Months
                                           QUARTER ENDED      Quarter ended          ENDED               ended
                                           SEPTEMBER 30,      September 25,      SEPTEMBER 30,       September 25,
                                               2000                1999              2000                1999
                                           -------------      -------------      -------------       -------------
Net Sales                                   $    7,987          $    8,019        $   25,620           $   24,632

Cost of Sales                                    5,326               5,842            17,328               17,471
                                            ----------          ----------        ----------           ----------
Gross Profit                                     2,661               2,177             8,292                7,161

Operating Expenses                               2,865               2,564             8,895                8,217
                                            ----------          ----------        ----------           ----------
Operating Loss                                    (204)               (387)             (603)              (1,056)
                                            ----------          ----------        ----------           ----------
Other Income and (Expense)
   Interest Income                                  48                  25               147                   73
   Interest Expense                               (108)               (107)             (269)                (377)
   Other                                           113               1,118               139                1,131
                                            ----------          ----------        ----------           ----------
Income (Loss) Before Income Tax                   (151)                649              (586)                (229)

Income Tax (Benefit) Expense                        (1)                  0                18                    0
                                            ----------          ----------        ----------           ----------
Net Income (Loss)                           $     (150)         $      649        $     (604)          $     (229)
                                            ==========          ==========        ==========           ==========
Weighted Average Shares Outstanding          1,934,905           1,949,072         1,934,905            1,943,229

Basic Income (Loss) Per Common Share        $    (0.08)         $     0.33        $    (0.31)          $    (0.12)
                                            ==========          ==========        ==========           ==========
Diluted Income (Loss) Per Common Share      $    (0.08)         $     0.33        $    (0.31)          $    (0.12)
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

                                          BOSS HOLDINGS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (DOLLARS IN THOUSANDS)
                                                      (UNAUDITED)

                                                                       NINE MONTHS ENDED           Nine Months ended
                                                                       SEPTEMBER 30, 2000          September 25, 1999
                                                                       ------------------          ------------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
   Net Loss                                                                 $  (604)                    $ (229)
   Adjustments to reconcile net loss to net cash provided (used)
    by operations:
      Depreciation and amortization                                             314                        268
      (Increase) decrease in operating assets:
         Accounts receivable                                                     73                      1,392
         Inventories                                                         (2,936)                     1,439
         Prepaid expenses and other current assets                              204                       (222)
         Deferred charges and other assets                                        0                        155
      Increase (decrease) in operating liabilities:
         Accounts payable                                                      (277)                      (706)
         Accrued liabilities                                                 (1,558)                       249
                                                                            -------                     ------
           Net cash provided (used) by operating activities                  (4,784)                     2,346
                                                                            -------                     ------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES:
   Proceeds from disposition of operating assets                                769                          0
   Purchases of property and equipment                                          (33)                      (499)
                                                                            -------                     ------
           Net cash provided (used) by investing activities                     736                       (499)
                                                                            -------                     ------
CASH FLOWS PROVIDED (USED) BY FINANCING ACTIVITIES:
   Net borrowings (payments) on long-term obligations                         1,174                       (966)
   Purchase and retirement of stock                                               0                        (43)
   Proceeds from exercise of stock options and warrants                           0                         24
                                                                            -------                     ------
           Net cash provided (used) by financing activities                   1,174                       (985)
                                                                            -------                     ------
Effect of exchange rates on cash and cash equivalents                            (9)                        29
                                                                            -------                     ------
Net increase (decrease) in cash during period                                (2,883)                       891
Cash and cash equivalents at the beginning of the period                      3,997                      2,131
                                                                            -------                     ------
Cash and cash equivalents at the end of the period                          $ 1,114                     $3,022
                                                                            =======                     ======



The accompanying notes are an integral part of these statements.

                     BOSS HOLDINGS, INC. and SUBSIDIARIES
                   Notes to Unaudited Financial Statements
                              September 30, 2000


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

NOTE 3.  INVENTORIES

    Inventories consist of the following (in thousands):

                                              Sept. 30,          Dec. 25,
                                                2000               1999
                                              --------           --------
    Raw materials                              $   541            $1,390
    Work-in-process                                 71               335
    Finished goods                              12,024             7,975
                                               -------            ------
                                               $12,636            $9,700
                                               =======            ======

NOTE 4.  DISPOSAL OF OPERATING ASSETS

    During the fourth quarter of 1999, the Company recorded a charge of $1,100,000 in connection with the planned closing and disposition of manufacturing facilities in Greenville, Alabama. The Company ceased operations at this facility in August 2000 and sold the associated property and equipment.

                     BOSS HOLDINGS, INC. and SUBSIDIARIES
                   Notes to Unaudited Financial Statements
                             September 30, 2000

NOTE 4.  DISPOSAL OF OPERATING ASSETS (continued)

    Certain expenses of the Greenville facility incurred prior to the disposition in August were charged to the estimated disposition liability recorded in 1999. At this time, management believes the disposition liability should be adequate to cover the remaining costs associated with closing operations in Greenville. However, actual proceeds from the liquidation of remaining raw material inventory and costs associated with the continuation of benefits for former employees may vary from current estimates.

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

SALES

--------------------------------------------------------------------------------------------
                                           QUARTER                       YEAR-TO-DATE
       SALES BY SEGMENT            ---------------------------------------------------------
            $(000)                   2000         1999                2000           1999
--------------------------------------------------------------------------------------------
   Work Gloves & Protective Wear     7,288        6,770              22,261         20,489
--------------------------------------------------------------------------------------------
   Pet Supplies                        467          875               2,094          2,796
--------------------------------------------------------------------------------------------
   Corporate & Other                   232          374               1,265          1,347
--------------------------------------------------------------------------------------------
   Total Sales                       7,987        8,019              25,620         24,632
--------------------------------------------------------------------------------------------


    Total revenues for the three months ended September 30, 2000 were $7,987,000, down $32,000, or 0.4%, from the comparable quarter in 1999. Sales in the work gloves and protective wear segment increased $518,000, or 7.7%. Sales in this segment increased on improved volume in the consumer
market due in large part to the addition of new customers.    Selling prices
fell from the comparable period in 1999, continuing the trend that began in 1998, because of competitive pressure and lower purchase costs on imported goods.

    In the pet supplies segment, third quarter sales declined $408,000, or 46.6%, from the prior year due to the loss of two major accounts as previously disclosed. The loss of these two accounts is expected to significantly reduce 2000 sales in the pet supplies segment. The Company has recruited a new sales team with industry experience to aggressively pursue new business. However, the Company does not anticipate the benefit of this expanded sales effort to occur until the second half of 2001.

    Sales in the corporate and other segment consist primarily of balloon revenues. Sales in this segment declined $142,000, or 38.0% on reduced volume. The Company is in the process of transitioning its distribution channel in this segment to broaden its presence in major markets. In addition the Company has replaced sales management to improve the sales performance in this area.

    For the nine-month period ended September 30, 2000, consolidated sales totaled $25,620,000, an increase of $988,000, or 4.0%, from the comparable period in 1999. This sales increase was attributable to the work gloves and protective wear segment and resulted from volume increases primarily in the first and third quarters due to an increased customer base. Increased sales in the work gloves and protective wear segment were partially offset by reduced sales in the pet supplies segment, which declined because of the loss of certain key customers.


COST OF SALES

----------------------------------------------------------------------------------------------
                                           QUARTER                          YEAR-TO-DATE
    COST OF SALES BY SEGMENT       -----------------------------------------------------------
           $(000)                    2000           1999                 2000           1999
----------------------------------------------------------------------------------------------
   Work Gloves & Protective Wear     4,930          5,033               15,522         14,853
----------------------------------------------------------------------------------------------
   Pet Supplies                        275            585                1,270          1,809
----------------------------------------------------------------------------------------------
   Corporate & Other                   121            224                  536            809
----------------------------------------------------------------------------------------------
   Total Cost of Sales               5,326          5,842               17,328         17,471
----------------------------------------------------------------------------------------------

    Cost of sales for the three months ended September 30, 2000 totaled $5,326,000 compared to $5,842,000 in the corresponding period of 1999. On a percentage of sales basis, cost of sales totaled 66.7%, down from 72.9% for the third quarter of 1999. This improvement resulted primarily from improved margins in the Company's work gloves and protective wear segment and were
attributable to lower costs on imported products.   Cost of sales declined in
the pet supplies and corporate and other segments due primarily to lower sales in these segments.

    On a year to date basis, cost of sales in 2000 totaled $17,328,000, down $143,000 from 1999. As a percentage of sales, cost of sales declined to 67.6%, down 3.3% from 1999. The lower cost of sales percentage resulted primarily from reduced costs in the work gloves and protective wear segment and the corporate and other segment. The Company experienced improved margins in the work glove and protective wear segment because of lower pricing on imported goods. Margins in the corporate and other segment improved because of lower purchase cost on balloons imported from Mexico.

OPERATING EXPENSES

----------------------------------------------------------------------------------------------
                                           QUARTER                          YEAR-TO-DATE
  OPERATING EXPENSES BY SEGMENT    -----------------------------------------------------------
             $(000)                  2000           1999                 2000           1999
----------------------------------------------------------------------------------------------
   Work Gloves & Protective Wear     2,328          2,207                6,982          6,318
----------------------------------------------------------------------------------------------
   Pet Supplies                        213            202                  831            720
----------------------------------------------------------------------------------------------
   Corporate & Other                   324            155                1,082          1,179
----------------------------------------------------------------------------------------------
   Total Operating Expenses          2,865          2,564                8,895          8,217
----------------------------------------------------------------------------------------------


    Operating expenses (selling, general and administrative expenses) totaled $2,865,000 for the three months ended September 30, 2000, compared to $2,564,000 for the corresponding period in 1999. The increase in operating expenses in comparison to 1999 is due in large part to a favorable adjustment recorded in the third quarter of 1999 upon settlement of the Hugo Boss litigation to offset legal expenses incurred in connection with this litigation earlier in that year. This favorable adjustment was recorded in the corporate and other segment. In addition, operating expenses increased in the work glove and protective wear segment due in part to higher depreciation and operating expenses on the Company's new computer system and increased costs associated with the Company's improved sales in this segment.

    For the nine-month period ended September 30, 2000 operating expenses were $8,895,000, up $678,000 from the comparable period in 1999. Such expenses increased in the work glove and protective wear segment due in part to variable expenses associated with increased sales such as commissions and shipping. In addition, operating expenses were up in this segment due to higher depreciation and operating expenses on the new computer system and increases in certain warehousing expenses.

OPERATING INCOME

-------------------------------------------------------------------------------------------
                                              QUARTER                    YEAR-TO-DATE
   OPERATING INCOME (LOSS) BY        ------------------------------------------------------
         SEGMENT $(000)                 2000           1999           2000           1999
-------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------
   Work Gloves & Protective Wear          30           (470)          (243)          (682)
-------------------------------------------------------------------------------------------
   Pet Supplies                          (21)            88             (7)           266
-------------------------------------------------------------------------------------------
   Corporate & Other                    (213)            (5)          (353)          (640)
-------------------------------------------------------------------------------------------
   Total Operating Income (Loss)        (204)          (387)          (603)        (1,056)
-------------------------------------------------------------------------------------------

    For the third quarter of 2000, the Company's operating loss totaled $204,000, an improvement of $183,000 in comparison to the third quarter of 1999. The work gloves and protective wear segment generated operating income of $30,000 compared to a loss of $470,000 in 1999 because of increased sales and improved margins. The Company experienced an operating loss in the pet supplies segment due primarily to lower sales. In the corporate and other segment, the Company's operating loss increased by $208,000 compared to the third quarter of 1999 because of the favorable adjustment recorded upon the settlement of the Hugo Boss litigation previously discussed and lower sales from balloon operations.

    The Company generated an operating loss of $603,000 for the nine month period ended September 30, 2000 compared to a loss of $1,056,000 during the first nine months of 1999. As previously discussed, improved results in the work gloves and protective wear segment comprised the bulk of this improvement. In addition, the Company benefited from improved results in the corporate and other segment due to improved margins in the Company's balloon operations. These favorable improvements in comparison to 1999 were partially offset by a loss in operating earnings in the Company's pet supplies segment attributable to reduced sales.

OTHER INCOME (EXPENSE)

    The Company incurred $108,000 in interest expense during the third quarter of 2000, essentially unchanged from the comparable period in 1999. Interest income for the quarter ended September 30, 2000 totaled $48,000, an increase of $23,000 from the previous year due to increased cash on hand which resulted from litigation settlement proceeds in the second half of 1999. The Company recorded other income of $113,000 in the third quarter of 2000, the bulk of this represented the reversal of an accrued liability established upon the Hugo Boss litigation settlement to cover anticipated legal, handling and inventory disposition costs associated with certain requirements of the settlement. Other income of $1,118,000 in the third quarter of 1999 represented the income recognized upon the Hugo Boss litigation settlement net of legal costs and the estimated cost of certain compliance provisions.

    On a year to date basis through September 30, 2000, interest expense totaled $269,000, down $108,000 from 1999. Reduced inventory during the first half of 2000 in comparison to the same period in 1999 was the primary factor in this decrease. Interest income for the nine month period increased from $73,000 in 1999 to $147,000 in 2000 due to increased cash on hand as discussed above. Other income of $139,000 for the nine months ended September 30, 2000 and $1,131,000 for the comparable period in 1999 consisted primarily of the Hugo Boss settlement in 1999 and adjustment of the associated accrued liability in 2000 as discussed above.

TAXES
    Tax expense reflects estimated state income taxes on certain of the Company's operations. Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to changes in control experienced in previous years.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities used $4,784,000 in cash flow through the first nine months of 2000, compared with $2,346,000 of cash provided by operating activities during the same period in 1999. The use of cash during 2000 was due in large part to increased inventory levels in comparison to the end of
1999.    The Company's substantially reduced 1999 year-end inventory levels did not adequately support first quarter 2000 shipping requirements. The Company began building inventory during the second quarter of 2000 to improve shipping performance and meet expected demand during the second half of the year. In addition to the change in inventory, the Company's seasonal decline in accounts receivable was smaller in 2000 than in the previous year due to higher sales in 2000. A further component in the increased use of cash by operating activities in 2000 was the payment of certain liabilities recorded in 1999. These liabilities included costs to close the Greenville, Alabama manufacturing facility and certain legal and other costs incurred in connection with the Hugo Boss settlement.

    Cash provided by investing activities totaled $736,000 for the nine months ended September 30, 2000, compared with a $499,000 use of cash in 1999. The Company realized cash proceeds of $769,000 from the sale of Greenville, Alabama property and equipment while purchases of property and equipment were nominal in 2000. Capital expenditures in 1999 were primarily associated with the implementation of the Company's new computer system.

    Financing activities provided cash of $1,174,000 through the first nine months of 2000 as the Company borrowed funds to support working capital requirements. The Company's second quarter refinancing of its $10,000,000 revolving line of credit resulted in the reclassification of the outstanding loan under this line from a current obligation at the end of 1999 to a long-term obligation in the balance sheet presented for September 30, 2000. The balance outstanding on this line totaled $823,000 as of December 25, 1999.

    The Company had borrowed approximately $2,170,000 under its revolving line of credit as of September 30, 2000. Based on the provisions of the credit agreement, the Company had additional availability of $6,000,000 under its line of credit as of September 30, 2000. The Company expects the availability under the current credit facility and current cash on hand to provide adequate liquidity for the Company's expected working capital and operating needs.

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

                                    BOSS HOLDINGS, INC.



Dated: November 13, 2000            By: /s/  J. Bruce Lancaster
       -----------------                -----------------------------
                                    J. Bruce Lancaster
                                    Chief Financial Officer
                                    (principal financial officer)