Form 10-K
period 2000-12-30
BOSS HOLDINGS INC
filed 2001-03-30
CIK 916802

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO______________

                         COMMISSION FILE NUMBER 0-23204

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates as of March 1, 2001 was approximately $2.3 million.

    There were 1,934,904 shares of the Registrant's common stock outstanding as of March 19, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

INCORPORATION BY REFERENCE

    Specified portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORWARD LOOKING STATEMENTS OR INFORMATION

    Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under "Current Developments", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant's products, pricing policies of competitors, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

                                     PART I

ITEM 1. BUSINESS

    As used in this report, the terms "Boss" and "Company" refer to Boss Holdings, Inc. (the Registrant), a Delaware corporation, and its operating subsidiaries. In October 1994, under prior management, the Company completed an initial public offering under the name Vista 2000, Inc. On December 7, 1998, the Company changed its name from Vista 2000, Inc. to Boss Holdings, Inc. reflecting the tradename of its primary operating subsidiary, Boss Manufacturing Company, a Delaware corporation ("BMC").

    During 1996 and 1997, the Company undertook a restructuring which included the sale of a substantial portion of the Company's operating assets. As a result of this restructuring, Boss now operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supply business segment.

WORK GLOVES AND PROTECTIVE WEAR

    Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets--consumer and industrial. The consumer market represents approximately 60% of sales and consists of retailers ranging from mass merchandisers to convenience stores as well as grocery and hardware stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These customers include companies in the agricultural, automotive, energy, lumber and construction industries.

    BMC markets its products directly through its own sales force to major retail stores and certain industrial consumers as well as through distributors and manufacturer representatives. BMC products are sold predominantly to customers in the United States, with certain products also marketed in Canada.

    The work glove and protective wear market is intensely competitive with a high degree of price competition. BMC competes on the basis of service, quality and selection. Having participated in this segment for over 100 years, BMC and the Boss tradename are well known in the industry. The market for work gloves and protective wear is highly fragmented and served by a large number of domestic and foreign competitors ranging in size from small sole proprietorships to several companies substantially larger than BMC.

    Sales in the work glove and protective wear segment have historically exhibited seasonal fluctuations. Cold weather months generally provide increased sales while warm weather historically results in slower sales activity. Because of this seasonality, sales tend to be higher in the Company's first and fourth quarters and lower during the second and third quarters.

    BMC sells to a broad customer base approximating two thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2000, BMC had an open order backlog of approximately $1,600,000, essentially unchanged from the previous year.

    In recent years, the Company has increased its emphasis on importing finished goods and ceased domestic manufacturing operations during 2000. Finished goods in this segment are generally widely available from a number of suppliers in various countries. However, the Company has occasionally experienced limitations in the supply of certain imported products. Availability of imported goods is further subject to interruptions in shipping as well as quota constraints on products imported from certain countries. The Company does not anticipate shortages of purchased goods for resale in 2001.

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

PET SUPPLIES

    The Warren Pet ("Warren") division of the Company's Boss Manufacturing Holdings, Inc. subsidiary imports, markets and distributes a line of pet supplies to various retail outlets. Products in this line include dog and cat toys, collars and leads, chains and rawhide products. Warren markets its product line primarily to agricultural and hardware retailers utilizing a network of regional distributors. Essentially all sales are within the United States.

    The pet supplies industry is extremely competitive. A small group of companies including Hartz Mountain Corporation and Sergeant's Pet Products division of ConAgra dominate the industry. Warren competes primarily in selected market niches by focusing on customer service and favorable pricing.

    Warren generally has multiple sources of supply for substantially all of its product requirements. The finished goods purchased by Warren have generally been readily available in sufficient quantities. However, Warren is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the nature and size of Warren's operations, the open order backlog was not material at the end of 2000 or 1999.

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

EMPLOYEES

    As of December 30, 2000, Boss employed approximately 130 full-time associates, down from 290 at the end of 1999. Of these, about 20 hourly associates located at the BMC distribution facility in Springfield, Illinois were represented by the UNITE labor organization under a collective bargaining agreement. At year-end, about 120 associates were located in the United States with 10 located in Canada.

    The Company's employment declined in 2000 due primarily to the closing of manufacturing facilities in Greenville, Alabama and Juarez, Mexico during the year. The impact of these plant closings is further discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

    The Company believes its employee relations are excellent as evidenced by relatively low turnover rates at most facilities. However, attracting and retaining employees has become more difficult because of continuing low-unemployment economic conditions in the U.S. The Company's past success in this area cannot assure attainment of future employment objectives.

ITEM 2. PROPERTIES

    The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 30, 2000. The principal executive offices are located in Kewanee, Illinois.

                                                                         SQUARE     ANNUAL
         LOCATION               CITY            GENERAL CHARACTER         FEET       RENT     LEASE EXPIRATION
---------------------------  -----------   ---------------------------  --------   --------   ----------------
Br. Columbia, Canada         Vancouver     Distribution                   6,000      9,500     Month-to-month

Illinois                     Kewanee       Administrative Office         10,200          0         Owned

Illinois                     Kewanee       Manufacturing,               147,000          0         Owned
                                             Distribution & Admin

Illinois                     Springfield   Distribution                  80,000          0         Owned

Mexico                       Juarez        Manufacturing                 35,400          0         Owned

Ontario, Canada              Concord       Manufacturing,                18,400     65,000       6/30/2003
                                             Distribution & Admin

    The above properties are predominantly used in the work glove and protective wear segment. The Company believes the above listed facilities provide adequate distribution capacity to provide for anticipated demand. Utilization of the various facilities fluctuates significantly during the year based on order and inventory levels. The Company considers its properties to be generally well-maintained and in suitable condition to carry on the Company's business.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various legal actions incident to the normal operations of its business. These lawsuits primarily involve claims for damages arising out of commercial disputes. Management believes the ultimate disposition of these matters should not materially impair the Company's consolidated financial position or liquidity.

    In July, 1996, the Company sued its former president, Richard Smyth, in a matter styled BOSS HOLDINGS, INC. (FORMERLY VISTA 2000, INC.) V. RICHARD SMYTH, filed in the Superior Court of Cobb County, Georgia. The Company alleged breach of contract, conversion of company funds, unjust enrichment, breach of fiduciary duty and fraud by Mr. Smyth, claiming damages and seeking recovery of funds alleged to be converted by Mr. Smyth. In August, 1999, the Company successfully concluded its action against Mr. Smyth pursuant to a consent judgment and settlement agreement between the parties. Under the settlement agreement, the Company received a consent judgment against Mr. Smyth in the principal sum of $997,800 and Mr. Smyth agreed to dismiss with prejudice his pending counterclaim against the Company. The Company agreed not to pursue collection of the judgment in exchange for a $50,000 initial cash payment received from Mr. Smyth at the time of settlement and timely receipt of future monthly and lump sum settlement payments from Mr. Smyth totaling $435,000. The payment obligations of Mr. Smyth under the settlement agreement are secured by a junior mortgage on his home residence.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company submitted no matters for security holder voting during the fourth quarter of 2000.

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

    Stockholders of record at February 28, 2001 numbered approximately 2,400. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

                             QUARTERLY STOCK PRICES

                                                              FIRST *    SECOND **    THIRD      FOURTH
                                                              --------   ---------   --------   --------
2000--High bid..............................................   $4.50       $3.63      $2.31      $2.13
2000--Low bid...............................................   $3.50       $2.25      $2.13      $1.69
1999--High bid..............................................   N/A         $2.50      $3.50      $5.00
1999--Low bid...............................................   N/A         $1.75      $2.50      $3.50

------------------------

* Prior to the second quarter of 1999, there was no established public trading market in the United States for the Company's stock.

** For the second quarter of 1999, the prices reflect high and low daily closing prices because bid information was not available for the entire quarter.

ITEM 6. SELECTED FINANCIAL DATA

    The following table depicts selected consolidated financial data for the five year period ended December 30, 2000 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                       AS OF
                                                ----------------------------------------------------
                                                12/30/00   12/25/99   12/26/98   12/27/97   12/28/96
CONSOLIDATED BALANCE SHEET DATA                 --------   --------   --------   --------   --------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE)
Working capital...............................  $18,434    $14,332    $18,363    $17,438    $ 30,587
Total assets..................................   25,462     26,292     28,970     28,562      61,771
Long-term debt, including current portion.....    4,608      2,870      5,335      4,020      24,302
Stockholders' equity..........................   17,715     17,690     19,835     19,123      24,161

                                                                     YEAR ENDED
                                                ----------------------------------------------------
                                                12/30/00   12/25/99   12/26/98   12/27/97   12/28/96
CONSOLIDATED STATEMENT OF OPERATIONS DATA       --------   --------   --------   --------   --------
Net sales.....................................  $36,429    $36,024    $37,543    $78,400    $110,955
Cost of sales.................................   24,471     25,767     26,762     54,703      79,290
  Gross profit................................   11,958     10,257     10,781     23,697      31,665
                                                -------    -------    -------    -------    --------
Operating expenses............................   11,914     12,047     10,739     24,396      37,508
Gain (Loss) from asset sales/writedowns.......       --     (1,100)       893     (3,792)    (10,787)
                                                -------    -------    -------    -------    --------
  Operating earnings (loss)...................       44     (2,890)       935     (4,491)    (16,630)
Interest income...............................      166        103        151        115          --
Interest expense..............................     (351)      (515)      (532)    (1,914)     (2,174)
Other income (expense)........................      217      1,164         18         11        (351)
                                                -------    -------    -------    -------    --------
Net earnings (loss) before income taxes.......       76     (2,138)       572     (6,279)    (19,155)
Income tax benefit (expense)..................      (42)       (18)        68       (256)       (246)
                                                -------    -------    -------    -------    --------
Net earnings (loss)...........................  $    34    $(2,156)   $   640    $(6,535)   $(19,401)
                                                =======    =======    =======    =======    ========
Basic earnings (loss) per share...............  $   .02    $ (1.11)   $  0.34    $ (5.13)   $ (30.08)
                                                =======    =======    =======    =======    ========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

SALES

SALES BY SEGMENT $(000)                                         2000       1999       1998
-----------------------                                       --------   --------   --------
Work Gloves & Protective Wear...............................   32,440     30,722     31,600
Pet Supplies................................................    2,634      3,716      3,955
Corporate & Other...........................................    1,355      1,586      1,988
                                                               ------     ------     ------
Total Sales.................................................   36,429     36,024     37,543
                                                               ======     ======     ======

2000 COMPARED TO 1999

    Consolidated sales for 2000 increased $405,000, or 1.1%, from 1999 to a total of $36,429,000. This increase was attributable to improved sales in the Company's Work Glove and Protective Wear segment partially offset by lower sales in the Pet Supplies and Corporate and Other segments.

    Sales in the Company's Work Glove and Protective Wear segment increased $1,718,000, or 5.6%, in 2000 compared to the prior year. The Company's restructuring of its sales force and more aggressive sales efforts during the year were successful in broadening the Company's customer base in both the consumer and industrial markets. In addition, glove sales benefited from colder weather during the fourth quarter of 2000 in comparison to 1999. While the increase in customers and colder weather increased volume during 2000, pricing continued to fall through the year because of excess foreign productive capacity. Revenues increased 7.6% in the consumer market on unit volume growth of approximately 14%, while industrial market sales increased 2.2% on unit volume growth of roughly 17%.

    In the Pet Supplies segment, sales totaled $2,634,000 for 2000, a decline of $1,082,000, or 29.1%. During the year, Warren lost its two largest customers which accounted for 50% of 1999 sales. The loss of these two accounts significantly reduced 2000 sales and is expected to have a continuing negative impact on 2001 sales in the Pet Supplies segment. Management completed the installation of a new sales team with industry experience during the third quarter of 2000 to aggressively pursue new business. The new Warren sales team has added new customers which are expected to replace roughly one third of the sales decline noted above. However, the Company does not anticipate the benefit of this expanded sales effort to occur until the second half of 2001.

    Sales in the Company's Corporate and Other segment consist primarily of the Company's Boss Balloon revenues. In this segment, 2000 sales declined by $231,000, or 14.6%. The Company changed its balloon distribution focus during the year to facilitate future growth. However, this change resulted in a disruption of business to certain accounts during the second half of the year. The Company also changed its sales management in this segment during the fourth quarter of 2000 in an effort to provide a more experienced sales team. As in the Pet Supplies segment, the benefit of this change in sales management is unlikely to occur prior to the second half of 2001.

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

    Sales in the Company's Pet Supplies segment fell $239,000, or 6%, due in large part to the loss of direct sales representation covering independent hardware stores. This channel of distribution was covered in previous years by a sales group associated with a business segment sold in 1997. In the fourth quarter of 1999, Warren was advised that its second largest customer, which accounted for 19% of 1999 sales in this segment, would discontinue purchasing from the Company in the first quarter of 2000.

    Sales declined in the Company's Corporate and Other segment in 2000 compared to the prior year because of lower revenues at Boss Balloon. Boss Balloon's reduction in revenues resulted from temporary inventory shortages when the Company stopped production and began importing finished goods, the loss of a significant customer and a slowdown in orders from another large customer during the development of new product displays.

GROSS MARGIN

                                                         2000                     1999                     1998
                                                  -------------------      -------------------      -------------------
GROSS MARGIN BY SEGMENT $(000)                       $          %             $          %             $          %
------------------------------                    --------   --------      --------   --------      --------   --------
Work Gloves/Protective Wear.....................   10,075      31.1%         8,251      26.9%         8,691      27.5%
Pet Supplies....................................    1,099      41.7%         1,332      35.8%         1,284      32.5%
Corporate & Other...............................      784      57.9%           674      42.5%           806      40.5%
                                                   ------      ----         ------      ----         ------      ----
Total Gross Margin..............................   11,958      32.8%        10,257      28.5%        10,781      28.7%
                                                   ======      ====         ======      ====         ======      ====

2000 COMPARED TO 1999

    On a consolidated basis, the Company's gross margin in 2000 totaled $11,958,000, an increase of $1,701,000 from 1999. As a percentage of sales, consolidated gross margin increased to 32.8%, up 4.3% from the prior year on improved margins in each segment. In the Work Gloves and Protective Wear segment, gross margin percentage increased from 26.9% in 1999 to 31.1% in 2000 due to higher margins on imported goods previously manufactured by the Company at its Greenville, Alabama facility, lower cost on imported finished goods purchased during the year and reduced operating losses from manufacturing facilities closed in 2000. The favorable impact of these factors was partially offset by inventory write-downs which resulted from declining purchase cost on finished goods during the year. Because of higher sales and improved gross margin percentage, gross margin increased by $1,824,000 in the Work Gloves and Protective Wear segment in 2000 compared to the previous year.

    In the Pet Supplies segment, gross margin declined to $1,099,000 during 2000, a reduction of $233,000 from the previous year due to lower sales in this segment. On a percentage basis, gross margin improved 5.9% during 2000, totaling 41.7% for the year, due to the importation of certain goods previously manufactured by the Company or purchased from domestic suppliers. In the Corporate and Other segment, gross margin improved by $110,000 for 2000 compared to 1999 totaling $784,000 for the year despite lower sales. Gross margin percentage improved from 42.5% in 1999 to 57.9% in 2000 as the Company realized improved margins on imported balloons for the full year.

1999 COMPARED TO 1998

    The Company's total gross margin declined by $524,000 in 1999 compared to the previous year because of lower sales during the year. As a percentage of sales, the 1999 gross margin was 28.5%, essentially unchanged from 1998.

    In the Work Gloves and Protective Wear segment, gross margin declined as a percentage of sales from 27.5% in 1998 to 26.8% in 1999. This decline was attributable in large part to an increased loss from domestic manufacturing operations during the year. In response to reduced customer demand for domestically produced goods, the Company closed one manufacturing facility in 1999 and reduced production volume at its remaining plant. This substantial decline in production volume coupled with continued fixed manufacturing costs and competitive pricing pressure, which kept selling prices down, resulted in a significant loss from manufacturing operations in 1999.

    Gross margins in the Company's other segments improved in 1999. In the Pet Supplies segment, gross margin improved to 35.8% of sales in 1999, up from 32.5% the previous year. This improvement was primarily due to lower operating costs attributable to relocating the Warren Pet operations to Kewanee, Illinois from southern Florida during 1999. Margins in the Corporate and Other segment increased from 40.5% of sales in 1998 to 42.5% in 1999 because of the transition to importing balloons during 1999.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

                                                         2000                     1999                     1998
                                                  -------------------      -------------------      -------------------
S, G & A EXPENSE BY SEGMENT $(000)                   $          %             $          %             $          %
----------------------------------                --------   --------      --------   --------      --------   --------
Work Gloves/Protective Wear.....................    9,667      29.8%         9,368      30.5%         7,731      24.5%
Pet Supplies....................................      975      37.0%           913      24.6%         1,120      28.3%
Corporate & Other...............................    1,272        --          1,766        --          1,888        --
                                                   ------      ----         ------      ----         ------      ----
Total S, G & A Expense..........................   11,914      32.7%        12,047      33.4%        10,739      28.6%
                                                   ======      ====         ======      ====         ======      ====

2000 COMPARED TO 1999

    Selling, General & Administrative ("S, G & A") expenses totaled $11,914,000 in 2000, down $133,000 from 1999. This reduction coupled with the Company's increased sales resulted in a 0.7% reduction in S, G & A expenses as a percentage of sales. The decline in S, G & A expense resulted from reduced expenditures in the Corporate and Other segment attributable to lower franchise taxes, lower professional fees and reduced expenditures for annual meeting and other shareholder related expenses.

    In the Work Glove and Protective wear segment, S, G & A expenses increased by $299,000 during 2000, though such expenses declined slightly as a percentage of sales. Certain sales and volume related expenses such as outbound freight, warehousing expense and commissions increased in comparison to the prior year. In addition, warehousing expenses in the Company's Canadian operations increased due to the termination of certain manufacturing operations which previously absorbed such costs. These increases were partially offset by reduced selling and administrative payroll expenses as well as lower system consulting expenses in 2000. S, G & A expenses increased $62,000 in the Pet Supplies segment during 2000 due primarily to increased warehousing and handling expenses.

1999 COMPARED TO 1998

    S, G & A expenses totaled $12,047,000 in 1999, up $1,308,000 from 1998. This increase was attributable to higher S, G & A expenses in the Work Gloves and Protective Wear segment. Several factors contributed to the increased level of S, G & A expenses in this segment. Consulting fees, primarily associated with Year 2000 readiness, increased substantially during the year. The Company exceeded planned expenditures in this area and expensed certain consulting fees incurred subsequent to the system implementation. A portion of the increased consulting fees resulted from consulting services provided under severance agreements.

    The Company incurred increased sales and marketing expenses in the Work Gloves and Protective Wear segment during 1999. The bulk of this increase resulted from staff restructuring which caused above normal staffing levels for a portion of the year. The restructuring process was completed before year-end.

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

    S, G & A expenses in the Pet Supplies and Corporate and Other segments declined in 1999 compared to 1998. In the Pet Supplies segment, S, G & A expenses totaled $913,000 in 1999, down $207,000 from 1998 reflecting the lower costs incurred after the relocation from Florida to Kewanee, Illinois of this segment's primary operating facility. Corporate and Other S, G & A expenses were down $122,000 due in large part to reduced staffing expense at the corporate headquarters.

OPERATING INCOME BEFORE ASSET SALES AND WRITEDOWNS

OPERATING INCOME (LOSS) BEFORE
ASSET SALES BY SEGMENT $(000)                                   2000       1999       1998
------------------------------                                --------   --------   --------
Work Gloves & Protective Wear...............................     410      (1,117)       960
Pet Supplies................................................     123         419        164
Corporate & Other...........................................    (489)     (1,092)    (1,082)
                                                                ----      ------     ------
Total Operating Income (Loss)...............................      44      (1,790)        42
                                                                ====      ======     ======

2000 COMPARED TO 1999

    The Company returned to profitability from an operating income standpoint in 2000 earning $44,000 for the year, up substantially from the loss of $1,790,000 in 1999. Operating income in the Company's primary line of business, Work Gloves and Protective Wear, rebounded to earn $410,000 in 2000, up from a loss of $(1,117,000) in 1999 on improved sales and margins. In addition, the Company realized a substantial improvement in the Corporate and Other segment due to reduced corporate S, G & A expenses and improved margins in the Company's balloon operations. Pet Supplies operating income declined because of lower sales due to the loss of customers during the year.

1999 COMPARED TO 1998

    For 1999, the Company's operating loss totaled $1,790,000 before including the provision for planned asset disposition costs. This loss was larger than expected due to unfavorable results in the Work Glove and Protective Wear segment, the Company's primary line of business. Decreased sales and increased S, G & A expenses were the primary factors in the loss for 1999. During the year, management restructured the Company's sales force, enhanced product offerings and developed a more aggressive pricing structure to promote sales growth.

    In the Pet Supplies segment, the Company experienced improved results for 1999. This segment benefited from reduced operating costs after the relocation of operations during 1999. Corporate and Other results were essentially unchanged from the prior year.

ASSET SALES AND WRITEDOWNS

    In response to declining demand for domestically produced gloves, the Company closed and disposed of its Greenville, Alabama production facility during the third quarter of 2000 following a disposition plan established by management in the fourth quarter of 1999. The Company recorded a charge of $1,100,000 in the fourth quarter of 1999 to provide for estimated losses and disposition costs in closing the Greenville operation. Because the Greenville facility was closed approximately two months later than originally planned, certain Greenville operating costs were charged to expense during 2000.

    In addition to closing the Greenville plant, the Company also ceased manufacturing at its Juarez, Mexico plant during the third quarter of 2000 and expects to sell its facilities in Juarez during the first quarter of 2001. Management anticipates the proceeds from this sale to exceed the Company's book value of these assets.

    During 1998, the Company recorded a gain of $893,000 on the final settlement of certain assets sold in 1997. This settlement related to certain post closing adjustments provided in the sale agreement.

OTHER INCOME (EXPENSE)

    The Company's interest income totaled $166,000 in 2000, up $63,000 from 1999. Interest income increased due to the Company's improved cash position through most of 2000 in comparison to the previous year which resulted from legal settlements received during the second half of 1999 and reduced inventory during the first half of 2000 compared to 1999.

    Interest expense in 2000 declined $164,000 from the prior year due to the Company's improved cash position as discussed above and lower interest rates on the new line of credit completed in June of 2000.

    During 1999, the Company recorded a net gain of $1,165,000 from a legal settlement with Hugo Boss A.G. Gross proceeds from this settlement were $2,000,000, with this total offset by various legal and other estimated compliance costs associated with the settlement. During 2000, the Company recorded an additional gain of $150,000 because actual compliance costs were lower than originally estimated.

INCOME TAX EXPENSE

    During 2000, the Company recorded an income tax expense of $42,000 reflecting state income taxes on certain of the Company's subsidiaries. Because of losses in prior years, the Company had no federal income tax expense in 2000 and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to a change in control experienced in 1996.

LIQUIDITY AND CAPITAL RESOURCES

2000 COMPARED TO 1999

    During 2000, operating activities used cash of $4,353,000, compared to providing cash of $4,158,000 in 1999. The most significant factor impacting this change in operating cash flows was inventory levels. The Company increased inventory by $1,544,000 in 2000 as compared to reducing inventory by $4,077,000 in the prior year. The reduction in inventory at the end of 1999 resulted in reduced shipping performance during the first quarter of 2000 causing management to increase inventory levels. In addition, the Company increased inventory quantities of certain goods in preparation for the closedown of its manufacturing facility in Alabama and expects to continue maintaining higher levels of inventory on imported goods previously manufactured because of the lead times involved in importing finished goods.

    Reductions in accrued liabilities during 2000 consumed $2,169,000 of cash flow. The Company completely liquidated its $1,100,000 Greenville, Alabama disposition reserve during the year. Additional reductions in accrued liabilities were attributable to Hugo Boss settlement compliance costs, closing costs associated with the Juarez, Mexico facility and health claim costs on a terminated policy. Operating cash flows were also negatively impacted in 2000 by a $1,295,000 increase in accounts receivable attributable to significantly higher December 2000 sales in comparison to 1999.

    Investing activities provided cash of $698,000 in 2000, up $283,000 from the prior year. The Company received $770,000 in cash proceeds from the disposition of Greenville, Alabama facilities closed during the year. After completing the installation of year 2000 compliant computer systems in 1999, the Company significantly reduced capital expenditures in 2000. Capital expenditures during the year totaled $72,000, down from $623,000 in the previous year. Capital expenditures were generally geared toward upgrading and maintaining the distribution center in Kewanee and obtaining needed material handling equipment.

    In the financing activities area, the Company paid down long-term obligations by $222,000. These payments were primarily on the Springfield, Illinois distribution center mortgage and the new computer system lease. Because of the cash used by operating activities and cash used to pay down long-term obligations, the Company increased borrowings on its revolving line of credit by $1,947,000 during 2000.

    The Company ended 2000 with $2,058,000 in cash. Borrowings on the Company's $10,000,000 revolving credit facility totaled $2,780,000. The Company's availability under this facility, due to certain collateral limitations, totaled $4,662,000 as of December 30, 2000. After closing the Greenville, Alabama facility, reducing various accrued liabilities and increasing inventory to better serve customers, the Company ended the year with ample liquidity and expects to have adequate liquidity to provide for anticipated obligations during 2001. On a longer term basis, the Company expects to generate sufficient cash from operations to meet the needs of its existing business operations. However, certain potential growth and expansion plans, if implemented, could require the Company to consider additional funding sources such as increased bank lines of credit, the issuance of additional capital stock, or the issuance of public or private debt. There can be no assurance that any of these funding sources will be available to the Company when and if required.

1999 COMPARED TO 1998

    Operating activities generated cash of $4,158,000 in 1999, up $5,615,000 from 1998. This increase was primarily attributable to cash generated from working capital as the Company reduced inventory levels and cash received in connection with the Hugo Boss settlement.

    Investing activities provided cash of $415,000 in 1999 as compared to $79,000 in 1998. The settlement of certain litigation relating to the Company's 1997 sale of its Alabaster Industries, Inc. subsidiary resulted in sufficient proceeds to retire the $1,038,000 note and mortgage receivable. This cash benefit was partially offset by purchases of property and equipment, primarily in connection with the Company's new, year 2000 compliant computer systems. In 1998, the Company received a payment in final settlement of the sale of certain assets during 1997. This payment slightly exceeded purchases of property and equipment during the year.

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

OVERVIEW AND OUTLOOK FOR 2001

    Operating results in 2000 were significantly improved from 1999 with the Company returning to profitability during the year. The Company benefited from several of the management initiatives completed in 1999 and 2000. These initiatives included the elimination of domestic manufacturing, sales force reorganization and management restructuring.

    As planned, the Company completed the closing and disposition of its Greenville, Alabama manufacturing facilities during the year. In addition, the Company closed its Juarez, Mexico manufacturing facility and expects to complete the sale of this facility in the first quarter of 2001. By completing the transition to importing, marketing and distribution, the Company improved its gross margin in 2000. However, the impact of this transition should have a greater impact on 2001 margins, because the Company incurred approximately $400,000 in expenses during 2000 associated with operations closed during the year. In addition, the Company did not realize until the second half of 2000 the improved gross margins resulting from certain imported goods which were previously manufactured at the Greenville plant.

    Due in part to the sales force reorganization initiated in 1999 and completed during 2000, the Company experienced a sales increase of 5.5% in the Company's primary business segment while reducing various selling expenses including payroll and travel during the year. In view of continued declining selling prices throughout the year, this increase in sales was a significant accomplishment. To achieve this growth in revenue of 5.5%, the Company increased unit sales approximately 15% in the Work Glove and Protective Wear segment.

    During the second half of 1999, the Company streamlined certain executive responsibilities and began utilizing the services of a previous President of Boss Manufacturing Company on a consulting basis. This new management structure helped to reduce corporate overhead expense in 2000 while supporting aggressive new sales and purchasing efforts during the year which were instrumental in growing revenues while improving margins.

    Management intends to continue its focus on improved sales and earnings during 2001, building on the positive trend established in 2000. With the Company's emphasis on importing, marketing and distribution, margins should continue to be favorable in 2001 compared to previous years. During 2001, management plans to evaluate its distribution operations to seek efficiencies and improved performance. In addition, management expects to review each of the Company's operations in an effort to improve returns from under-performing facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

    The following consolidated financial statements of the Company and its Accountants' Opinion are set forth in Part IV, Item 14, of this Report:

    (i) Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the year's ended December 30, 2000, December 25, 1999 and December 26, 1998.

    (ii) Consolidated Balance Sheets--as of December 30, 2000 and December 25, 1999.

   (iii) Notes to the Consolidated Financial Statements; and Unqualified Opinion of Independent Accountants dated February 15, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information appearing in the Company's Definitive Proxy Statement prepared in connection with its 2001 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information appearing in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information appearing in the Proxy Statement under the caption "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

    (a) (1) Financial Statements.

    The following consolidated financial statements of Boss Holdings, Inc. and Report of Independent Accountants are attached as pages F-1 through F-24 to this report:

       Consolidated Balance Sheets--as of December 30, 2000 and December 25,
       1999;

       Consolidated Statements of Operations, Cash Flows and Shareholders' Equity for the years ended December 30, 2000, December 25, 1999 and December 26, 1998;

       Notes to the Consolidated Financial Statements; and

       Report of Independent Accountants dated February 15, 2001.

    (b) Reports on Form 8-K:

    None filed during the 4th Quarter of 2000.

    (c) Exhibits:

    The exhibits filed with or incorporated into this report are listed in the Index to Exhibits which follows.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       BOSS HOLDINGS, INC.
                                                       (Registrant)

                                                       By:            /s/ J. BRUCE LANCASTER
                                                            -----------------------------------------
                                                                        J. Bruce Lancaster
                                                                CHIEF FINANCIAL OFFICER, DIRECTOR
                                                                       Date: March 30, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        SIGNATURE                                 TITLE                     DATE
                        ---------                                 -----                     ----
By:            /s/ G. LOUIS GRAZIADIO, III
          --------------------------------------       Chairman of the Board and       March 30, 2001
                 G. Louise Graziadio, III                Chief Executive Officer

By:                /s/ PERRY A. LERNER
          --------------------------------------       Director                        March 30, 2001
                     Perry A. Lerner

By:                 /s/ LEE E. MIKLES
          --------------------------------------       Director                        March 30, 2001
                      Lee E. Mikles

By:                /s/ PAUL A. NOVELLY
          --------------------------------------       Director                        March 30, 2001
                     Paul A. Novelly

By:               /s/ RICHARD D. SQUIRES
          --------------------------------------       Director                        March 30, 2001
                    Richard D. Squires

INDEX TO EXHIBITS

(3)(I)                  ARTICLES OF INCORPORATION

3.1                     Certificate of Incorporation (see note A below)

3.1.1                   Amendment to Certificate of Incorporation, dated
                        December 7, 1998 (see note B below)

3.1.2                   Amendment to Certificate of Incorporation, dated June 30,
                        2000 (see note C below)

(3)(II)                 BY-LAWS

3.2                     By-Laws (see note A below)

(10)                    MATERIAL CONTRACTS

10.1                    1998 Incentive Stock Option Plan, as amended (see note D
                          below)

10.2                    1998 Non-Employee Director Stock Option Plan, as amended
                          (see note D below)

10.3                    Loan and Security Agreement among Boss Holdings, Inc., Boss
                        Manufacturing Company and American National Bank and Trust
                          Company of Chicago, dated June 16, 2000 (see note C below)

21.1                    SUBSIDIARIES OF THE REGISTRANT

------------------------

A Incorporated herein by reference from the Company's Registration Statement on Form SB-2 (Registration No. 33-73118-A).

B Incorporated herein by reference from the Company's report on Form 10-K for the year ended December 26, 1998.

C Incorporated herein by reference from the Company's report on Form 10-Q for the quarter ended July 1, 2000.

D Incorporated herein by reference from the Company's registration statement on Form S-8 dated February 1, 2001.

                       FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Boss Holdings, Inc.

    We have audited the accompanying consolidated balance sheets of Boss Holdings, Inc. and Subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boss
Holdings, Inc. and Subsidiaries as of December 30, 2000 and December 25, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
February 15, 2001

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                              DECEMBER 30,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................     $ 2,058        $ 3,997
  Accounts receivable, net of allowance for doubtful
    accounts and returns of $497 and $464, respectively.....       8,068          6,773
  Inventories...............................................      11,244          9,700
  Prepaid expenses..........................................         415            493
  Other.....................................................          --            155
                                                                 -------        -------
    Total current assets....................................      21,785         21,118

PROPERTY AND EQUIPMENT, NET.................................       3,626          5,145

OTHER ASSETS................................................          51             29
                                                                 -------        -------
                                                                 $25,462        $26,292
                                                                 =======        =======
                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt.........................     $   147        $   968
  Current portion of capital lease obligation...............          65             86
  Accounts payable..........................................       1,115          1,161
  Accrued payroll and related expenses......................         594            736
  Accrued liabilities.......................................       1,430          3,835
                                                                 -------        -------
    Total current liabilities...............................       3,351          6,786

LONG-TERM OBLIGATIONS
  Long-term debt............................................       4,388          1,754
  Capital lease obligations.................................           8             62
                                                                 -------        -------
    Total long-term obligations.............................       4,396          1,816

STOCKHOLDERS' EQUITY
  Common stock, $.25 par value; 10,000,000 shares and
    50,000,000 shares authorized in 2000 and 1999,
    respectively; 1,934,904 shares issued and outstanding...         484            484
  Additional paid-in capital................................      67,437         67,437
  Accumulated deficit.......................................     (48,357)       (48,391)
  Accumulated other comprehensive deficit...................         (99)           (90)
                                                                 -------        -------
                                                                  19,465         19,440
    Less: 13,654 treasury shares--at cost...................      (1,750)        (1,750)
                                                                 -------        -------
      Total stockholders' equity............................      17,715         17,690
                                                                 -------        -------
                                                                 $25,462        $26,292
                                                                 =======        =======

        The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Net sales...............................................     $36,429        $36,024        $37,543
Cost of sales...........................................      24,471         25,767         26,762
                                                             -------        -------        -------
Gross profit............................................      11,958         10,257         10,781

Operating expenses......................................      11,914         12,047         10,739
                                                             -------        -------        -------
                                                                  44         (1,790)            42

Gain (loss) on sale of business and operating assets....          --             --            893
Write-down of operating assets..........................          --         (1,100)            --
                                                             -------        -------        -------
Earnings (loss) from operations.........................          44         (2,890)           935

Other income and (expense)
  Interest income.......................................         166            103            151
  Interest expense......................................        (351)          (515)          (532)
  Gain on lawsuit settlement net of settlement
    expenses............................................         150          1,135             --
  Other.................................................          67             29             18
                                                             -------        -------        -------
    Net earnings (loss) before income taxes.............          76         (2,138)           572
Income tax (expense) benefit............................         (42)           (18)            68
                                                             -------        -------        -------
    Net earnings (loss).................................     $    34        $(2,156)       $   640
                                                             =======        =======        =======
Net earnings (loss) per common share
  Basic.................................................     $  0.02        $ (1.11)       $  0.34
  Diluted...............................................     $  0.02        $ (1.11)       $  0.33

        The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

     YEARS ENDED DECEMBER 30, 2000, DECEMBER 25, 1999 AND DECEMBER 26, 1998

                    (DOLLARS AND SHARE AMOUNTS IN THOUSANDS)

                                                                            ACCUMULATED
                             COMMON STOCK       ADDITIONAL                     OTHER         TREASURY STOCK          TOTAL
                          -------------------    PAID-IN     ACCUMULATED   COMPREHENSIVE   -------------------   STOCKHOLDERS'
                           SHARES    DOLLARS     CAPITAL       DEFICIT       EARNINGS       SHARES    DOLLARS       EQUITY
                          --------   --------   ----------   -----------   -------------   --------   --------   -------------
Balance at December 27,
  1997..................   1,794       $448       $67,370      $(46,875)       $ (70)        (14)     $(1,750)      $19,123
COMPREHENSIVE EARNINGS:
  Net earnings..........      --         --            --           640           --          --           --           640
  Foreign currency
    translation
    adjustment..........      --         --            --            --          (49)         --           --           (49)
                                                                                                                    -------
COMPREHENSIVE EARNINGS..                                                                                                591
Exercise of stock
  options...............     148         38            83            --           --          --           --           121
                           -----       ----       -------      --------        -----         ---      -------       -------
Balance, December 26,
  1998..................   1,942        486        67,453       (46,235)        (119)         --       (1,750)       19,835
COMPREHENSIVE EARNINGS:
  Net loss..............      --         --            --        (2,156)          --          --           --        (2,156)
  Foreign currency
    translation
    adjustment..........      --         --            --            --           29          --           --            29
                                                                                                                    -------
COMPREHENSIVE EARNINGS..                                                                                             (2,127)
Exercise of stock
  options...............      32          8            16            --           --          --           --            24
Purchase and retirement
  of common stock.......     (25)        (6)          (36)           --           --          --           --           (42)
Common stock cancelled..     (14)        (4)            4            --           --          --           --            --
                           -----       ----       -------      --------        -----         ---      -------       -------
Balance, December 25,
  1999..................   1,935        484        67,437       (48,391)         (90)        (14)      (1,750)       17,690
COMPREHENSIVE EARNINGS:
  Net earnings..........      --         --            --            34           --          --           --            34
  Foreign currency
    translation
    adjustment..........      --         --            --            --           (9)         --           --            (9)
                                                                                                                    -------
COMPREHENSIVE EARNINGS..                                                                                                 25
                           -----       ----       -------      --------        -----         ---      -------       -------
Balance, December 30,
  2000..................   1,935       $484       $67,437      $(48,357)       $ (99)        (14)     $(1,750)      $17,715
                           =====       ====       =======      ========        =====         ===      =======       =======

         The accompanying notes are an integral part of this statement.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Cash flows from operating activities:
  Net earnings (loss)...................................     $    34        $(2,156)       $   640
  Adjustments to reconcile net earnings (loss) to net
    cash (used) provided by operations:
    Gain on sale of operating assets....................          --             --           (893)
    Write-down of operating assets......................          --          1,100             --
    Depreciation                                                 456            474            343
    (Increase) decrease in operating assets:
      Accounts receivable...............................      (1,295)          (289)         1,245
      Inventories.......................................      (1,544)         4,077         (1,284)
      Prepaid expenses and other current assets.........         233             53             39
      Other assets......................................         (22)            67             70
    Increase (decrease) in operating liabilities:
      Accounts payable..................................         (46)          (117)          (155)
      Accrued liabilities...............................      (2,169)           949         (1,462)
                                                             -------        -------        -------
        Net cash (used) provided by operating
          activities....................................      (4,353)         4,158         (1,457)
                                                             -------        -------        -------
Cash flows from investing activities:
  Proceeds from disposition of operating assets.........         770             --            893
  Purchases of property and equipment...................         (72)          (623)          (818)
  Proceeds from payments on note receivable.............          --          1,038              4
                                                             -------        -------        -------
        Net cash provided by investing activities.......         698            415             79
                                                             -------        -------        -------

        The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Cash flows from financing activities:
  Net borrowings (repayments) on revolving line of
    credit..............................................      1,947         (3,261)           973
  Proceeds from long-term debt..........................         --          1,500            512
  Repayment of long-term debt and capital lease
    obligation..........................................       (222)          (957)          (170)
  Proceeds from exercise of stock options and
    warrants............................................         --             24            121
  Retirement of common stock--limited tender............         --            (42)            --
                                                             ------         ------         ------
    Net cash provided (used) by financing activities....      1,725         (2,736)         1,436
                                                             ------         ------         ------
Effect of exchange rate changes on cash.................         (9)            29            (49)
                                                             ------         ------         ------
Net (decrease) increase in cash during period...........     (1,939)         1,866              9

Cash and cash equivalents at the beginning of the
  period................................................      3,997          2,131          2,122
                                                             ------         ------         ------
Cash and cash equivalents at the end of the period......     $2,058         $3,997         $2,131
                                                             ======         ======         ======

Supplemental disclosure:
  Interest paid.........................................     $  334         $  508         $  528
  Income taxes (refunded) paid, net.....................         64            (15)           209

Noncash investing and financing activities:
  Assets purchased under capital lease obligation.......     $   13         $  253         $   --

        The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

    Boss Holdings, Inc. and its subsidiaries, (the "Company"), are engaged primarily in the import, distribution and sale of consumer products including gloves, boots, rainwear, pet products and balloons. The Company's customers include mass merchandisers, various other retailers and commercial users located throughout North America.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Boss Holdings, Inc. ("BHI"), and its wholly owned subsidiary, Boss Manufacturing Holdings, Inc. and subsidiaries ("BMHI") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

FISCAL YEAR

    The Company maintains a 52/53-week year ending on the last Saturday in the calendar year. Fiscal year 2000 contained 53 weeks, while 1999 and 1998 each contained 52 weeks.

CASH AND CASH EQUIVALENTS

    Cash and equivalents consist of cash on hand, time deposits, and liquid debt instruments such as commercial paper with maturities of three months or less from the date of purchase.

REVENUE RECOGNITION

    The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped.

    No single customer accounted for 10% or more of revenue in 2000, 1999 or 1998.

INVENTORIES

    Inventories are stated at the lower of average cost or market. Cost for approximately 81% and 72% of inventories at December 30, 2000 and December 25, 1999, respectively, has been determined using the last-in, first-out (LIFO) method. Cost for the remainder of the inventories has been determined primarily using the first-in, first-out (FIFO) method.

    Had the Company used the first-in, first-out (FIFO) method of accounting for all inventories, gross profit would have been substantially the same for all years presented, except for 1998 when the gross profit would have been $180 higher.

ADVERTISING COSTS

    The Company generally expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) advertising materials are produced and distributed to customers. Advertising expense for 2000, 1999 and 1998 was $924, $807 and $847, respectively.

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

PROPERTY, EQUIPMENT, DEPRECIATION AND AMORTIZATION

    Property and equipment are recorded at historical cost. The Company provides for depreciation and amortization using the straight-line method over the following estimated useful lives:

Machinery and equipment.....................................  3 to
                                                              10 years
Office Furniture and equipment..............................  3 to 8 years
Buildings...................................................  35 years

    Depreciation expense was $456, $474 and $343 for 2000, 1999 and 1998, respectively.

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

SYSTEMS DEVELOPMENT COSTS

    In 1999, the Company adopted AICPA Statement of Position ("SOP") 98-1, ACCOUNTING FOR THE COSTS OF COMPUTER SYSTEMS DEVELOPED OR OBTAINED FOR INTERNAL USE. Pursuant to SOP 98-1, the Company

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) capitalizes certain systems development costs that meet established criteria and amortizes these amounts over a three-year period.

    The Company capitalized systems development costs of $0, $427, and $0 for 2000, 1999, and 1998, respectively.

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

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

(2) INVENTORIES

                                                      DECEMBER 30,   DECEMBER 25,
                                                          2000           1999
                                                      ------------   ------------
Raw Materials.......................................     $   224        $1,390
Work in Progress....................................          64           335
Finished Goods......................................      10,956         7,975
                                                         -------        ------
                                                         $11,244        $9,700
                                                         =======        ======

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(3) PROPERTY AND EQUIPMENT

                                                              DECEMBER 30,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
Machinery and equipment.....................................     $  726         $1,088
Buildings and improvements..................................      3,061          3,969
Office furniture and equipment..............................      1,151          1,123
Construction in progress....................................         --             --
                                                                 ------         ------
      Total property and equipment..........................      4,938          6,180
Less accumulated depreciation...............................      1,415          1,374
                                                                 ------         ------
                                                                  3,523          4,806
Land........................................................        103            339
                                                                 ------         ------
                                                                 $3,626         $5,145
                                                                 ======         ======

(4) LONG-TERM OBLIGATIONS

                                                              DECEMBER 30,   DECEMBER 25,
LONG-TERM DEBT                                                    2000           1999
--------------                                                ------------   ------------
BHI revolving line of credit................................     $2,780         $  823
Boss Manufacturing Real Estate, Inc. mortgage note payable
  to a lender. Requires monthly principal payments of $6.
  Interest is at LIBOR plus 2.1%, adjusted monthly. All
  remaining principal is due in October 2004. Collateralized by all real and personal property of Boss Manufacturing
  Real Estate, Inc. located in Springfield, Illinois........      1,413          1,488
Boss Manufacturing Company loan agreement with a local
  governmental agency. Requires monthly payments of $7,
  including interest at 3%, through June 2005.
  Collateralized by all real property of Boss Manufacturing
  Company's Kewanee, Illinois facilities....................        342            411
                                                                 ------         ------
      Total long-term debt..................................      4,535          2,722
Less current maturities.....................................        147            968
                                                                 ------         ------
      Long-term debt........................................     $4,388         $1,754
                                                                 ======         ======

    Scheduled principal payments of long-term debt are as follows:

FISCAL YEAR:
------------
  2001......................................................   $  147
  2002......................................................    2,930
  2003......................................................      152
  2004......................................................    1,266
  2005......................................................       40
                                                               ------
      Total.................................................   $4,535
                                                               ======

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(4) LONG-TERM OBLIGATIONS (CONTINUED)

    In June 2000, the Company entered into a loan and security agreement (the "Credit Agreement") with a commercial bank. The Credit Agreement expires in June 2002 and provides a revolving credit facility up to $10 million based on a formula that includes eligible accounts receivable and inventory. Interest is payable monthly at the bank's prime rate or, at the Company's option, LIBOR plus 2.1% (effective rate of 9.0% at December 30, 2000). The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. Availability under this credit agreement was $4,662 at December 30, 2000.

    The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including current ratio, minimum tangible net worth, debt service coverage and debt to tangible net worth. As of December 30, 2000, the Company was in compliance with such covenants. The Company's accounts receivable and inventory secure the credit facility.

(5) COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases certain office equipment under a noncancelable lease expiring in 2001. For financial reporting purposes, minimum lease payments relating to this lease have been capitalized. The related assets and obligation have been recorded using the Company's incremental borrowing rate at the inception of the lease. The equipment had a net book value of $137 at December 30, 2000.

    The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2003 and require the Company to pay all maintenance costs. Rent expense under these leases was approximately $172, $137 and $320 for 2000, 1999 and 1998, respectively.

    The following is a schedule by year of future minimum payments under capital and operating lease agreements, and the present value of future minimum rental payments under capitalized lease obligations at December 30, 2000:

                                                      CAPITAL    OPERATING    TOTAL
                                                      -------    ---------   --------
Year ended December 31,
  2001..............................................    $ 69       $ 95        $164
  2002..............................................       5         93          98
  2003..............................................       3         50          53
                                                        ----       ----        ----
Total minimum lease payments........................      77       $238        $315
                                                                   ====        ====
Amount representing interest........................      (4)
Current portion of capital lease obligation.........     (65)
                                                        ----
Present value of long-term capital lease
  obligation........................................    $  8
                                                        ====

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(5) COMMITMENTS AND CONTINGENCIES (CONTINUED)
LITIGATION

    In July 1996, the Company commenced an action against Richard P. Smyth, a former officer and director, alleging that Mr. Smyth committed fraudulent and unlawful acts resulting in substantial harm to the Company and its shareholders. In August 1999, the Company and Mr. Smyth reached a settlement agreement. Under the terms of the settlement agreement, the Company received a consent judgment against Mr. Smyth in the principal sum of $998, and the Company agreed not to pursue collection of the judgment in exchange for a $50 initial cash payment received from Smyth at the time of the settlement and timely receipt of future installment payments from Smyth totaling $435. The payment obligations of Smyth under the settlement agreement are secured by a junior mortgage on his residence.

    The Company is also a defendant or has been notified of claims in several other actions against it. In the opinion of management, the ultimate outcome of these actions will not have a material adverse effect on the financial position of the Company.

(6) STOCKHOLDER'S EQUITY

STOCK OPTIONS

    The Company has adopted two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. Options granted to nonemployees are recognized over the related service period based on the estimated fair value of the options. The company recorded no charges in the periods being presented. Stock option transactions are summarized as follows:

                                                   YEAR ENDED            YEAR ENDED            YEAR ENDED
                                                DECEMBER 30, 2000     DECEMBER 25, 1999     DECEMBER 26, 1998
                                               -------------------   -------------------   -------------------
                                                          WEIGHTED              WEIGHTED              WEIGHTED
                                                          AVERAGE               AVERAGE               AVERAGE
                                                          EXERCISE              EXERCISE              EXERCISE
                                                SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                               --------   --------   --------   --------   --------   --------
Outstanding, beginning of period.............  159,590     $1.90      33,590     $1.30      183,630    $ 1.00
Granted......................................   69,000      3.29     158,000      1.80           --        --
Exercised....................................       --        --     (32,000)     0.75     (150,000)     0.75
Cancelled....................................       --        --          --        --          (40)    98.25
                                               -------     -----     -------     -----     --------    ------
Outstanding, end of period...................  228,590     $2.32     159,590     $1.90       33,590    $ 1.30
                                               =======     =====     =======     =====     ========    ======

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(6) STOCKHOLDER'S EQUITY (CONTINUED)
    The following table summarizes information about stock options outstanding that are currently exercisable at December 30, 2000:

           OPTIONS OUTSTANDING AND EXERCISABLE
---------------------------------------------------------
                              WEIGHTED
               NUMBER         AVERAGE
           OUTSTANDING AT    REMAINING        WEIGHTED
EXERCISE    DECEMBER 30,    CONTRACTUAL       AVERAGE
 PRICE          2000        LIFE (YEARS)   EXERCISE PRICE
--------   --------------   ------------   --------------
 $98.25           190           4.8            $98.25
   0.75         1,400           6.0              0.75
   1.75       125,833           8.2              1.75
   4.75         2,500           8.9              4.75
   3.63        14,000           9.0              3.63
              -------           ---            ------
              143,923           8.1            $ 2.10
              =======           ===            ======

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

                                                                2000       1999       1998
                                                              --------   --------   --------
Net earnings (loss)
  As reported...............................................   $   34    $(2,156)    $  640
  Pro forma.................................................      (27)    (2,196)    $  640

Basic net earnings (loss) per common share
  As reported...............................................   $ 0.02    $ (1.11)    $ 0.34
  Pro forma.................................................    (0.01)     (1.13)      0.34

Diluted net earnings (loss) per common share
  As reported...............................................   $ 0.02    $ (1.11)    $ 0.33
  Pro forma.................................................    (0.01)     (1.13)      0.33

    The fair values were estimated using the Black-Scholes options-pricing model with the following weighted-average assumptions for 2000 and 1999, respectively; expected volatility of 50% and 50%, expected dividend yield of 0.0% and 0.0%, risk-free rate of return of 4.9% and 6.6%; and expected lives of 5 and 5 years. The Company granted no options in 1998.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(7) EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                2000       1999       1998
                                                              --------   --------   --------
Numerator for basic and diluted net earnings (loss) per
  common share--earnings (loss) attributable to common
  stockholders..............................................   $   34    $(2,156)    $ 640
                                                               ======    =======     =====
Denominator for basic net earnings (loss) per common
  share--weighted average shares outstanding................    1,935      1,943     1,907
Effect of dilutive options and warrants.....................       --         --        19
                                                               ------    -------     -----
Denominator for diluted net earnings (loss) per common
  share--adjusted weighted average shares outstanding.......    1,935      1,943     1,926
                                                               ======    =======     =====
Net earnings (loss) per common share
  Basic.....................................................   $ 0.02    $ (1.11)    $0.34
  Diluted...................................................   $ 0.02    $ (1.11)    $0.33

(8) EMPLOYEE RETIREMENT SAVINGS PLAN

    The Company contributes to employee retirement plans covering substantially all of its employees. Charges to consolidated operations for these plans were as follows:

                                                               2000       1999       1998
                                                             --------   --------   --------
Discretionary Contribution Profit Sharing--401(k)..........    $22        $90        $92

(9) RELATED PARTY TRANSACTIONS

    During 2000, 1999 and 1998, compensation, fees and expense reimbursements paid to directors or their affiliates totaled approximately $392, $518 and $367, respectively.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(10) INCOME TAXES

    The Company records income taxes based on its consolidated tax return. Current and deferred federal and state tax expense (benefit) is as follows:

                                                          DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                              2000           1999           1998
                                                          ------------   ------------   ------------
Current income tax expense (benefit)
  Federal...............................................      $ --           $ --           $ --
  State and local.......................................        64             18            (68)
                                                              ----           ----           ----
                                                                64             18            (68)

Deferred income tax expense (benefit)
  Federal...............................................      $(19)            --             --
  State and local.......................................        (3)            --             --
                                                              ----           ----           ----
                                                               (22)            --             --
                                                              ----           ----           ----
Total income tax expense (benefit)......................      $ 42           $ 18           $(68)
                                                              ====           ====           ====

    The temporary differences result in a net deferred income tax asset that is reduced by a related valuation allowance, summarized as follows:

                                                              DECEMBER 30,   DECEMBER 25,
                                                                  2000           1999
                                                              ------------   ------------
Deferred income tax assets:
  Operating loss carryforwards..............................    $ 14,519       $ 13,720
  Accounts receivable.......................................         228            203
  Accruals..................................................         245            810
  Compensation related......................................         143            270
  Tax credit carryforwards..................................         235            236
  Other.....................................................          --             --
                                                                --------       --------
    Gross deferred tax assets...............................      15,370         15,239
    Deferred tax asset valuation allowance..................     (13,856)       (12,978)
                                                                --------       --------
  Net deferred tax asset....................................       1,514          2,261
                                                                --------       --------

Deferred income tax liabilities:
  Inventories...............................................       1,259          1,713
  Fixed assets..............................................         233            548
                                                                --------       --------
                                                                   1,492          2,261
                                                                --------       --------
Net deferred income tax asset...............................    $     22       $     --
                                                                ========       ========

    Included in the tax credit carryforward is approximately $235 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(10) INCOME TAXES (CONTINUED)
    Income tax expense and benefit for 2000, 1999 and 1998 consists primarily of current state taxes attributable to BMHI and its subsidiaries. Included in other current assets are approximately $0 and $155 of refundable income taxes at December 30, 2000 and December 25, 1999, respectively. The net deferred income tax asset of $22 was included in other assets at December 30, 2000.

    At December 30, 2000, the Company had operating loss carryforwards for U.S. income tax purposes of $40,191 available to reduce future taxable income, which expire as follows:

                                                                 NET
YEAR OF                                                       OPERATING
EXPIRATION                                                      LOSS
----------                                                    ---------
2002........................................................   $ 1,176
2008........................................................     1,646
2009........................................................     8,120
2010........................................................     2,038
2011........................................................    16,549
2012........................................................     9,197
2019........................................................       535
2021........................................................       930
                                                               -------
                                                               $40,191
                                                               =======

    Included in the operating loss carryforward is $1,176 of losses which expire in 2002 and which is limited by taxable income produced by the Boss Manufacturing Company subsidiary of BMHI.

    The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1996. As a result, the utilization of the net operating losses that originated in or prior to 1996 is limited to a maximum of approximately $1,600 annually. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.

(11) WRITE-DOWN OF OPERATING ASSETS

    During the fourth quarter of 1999, management decided to dispose of the Company's Greenville, Alabama glove manufacturing facility. This facility incurred significant operating losses due to reduced demand for domestically produced gloves. The Company ceased manufacturing operations in Greenville and disposed of all assets associated with this operation during the third quarter of 2000.

    The Company recorded a charge of $1,100 in the fourth quarter of 1999 representing management's estimate of the Greenville disposition costs. Disposition costs in excess of the estimate were charged to expense in 2000. Greenville disposition costs included expenses of selling the facilities, losses on fixed asset sales, employee severance costs, liquidation of unused raw materials and operating losses incurred during 2000 prior to the facility closing.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(12) ACQUISITIONS AND DISPOSITIONS

1998

    During 1998, the Company reached an agreement with the purchaser of certain assets of BMHI sold by the company in 1997. The agreement related to the settlement of certain post closing adjustments and resulted in a gain of approximately $893.

(13) OPERATING SEGMENTS AND RELATED INFORMATION

    The Company operates primarily in the work gloves and protective wear segment. Through its Boss Manufacturing Company subsidiary, the Company imports and markets gloves, boots and rainwear products. In addition, through its Warren Pet Products division of BMHI, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products.

    The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate and certain smaller operations are grouped into a miscellaneous column entitled, "Corporate and Other."

                                                        WORK GLOVES                CORPORATE
                                                       AND PROTECTIVE     PET         AND
                                                            WEAR        SUPPLIES     OTHER      TOTAL
                                                       --------------   --------   ---------   --------
2000

Revenues.............................................     $32,440        $2,634     $ 1,355    $36,429
Segment (loss) profit................................         410           123        (489)        44
Earnings (loss) from operations......................         410           123        (489)        44
Total assets.........................................      19,748         1,441       4,273     25,462
Capital expenditures.................................          72            --          --         72
Depreciation.........................................         395            38          23        456

1999

Revenues.............................................     $30,722        $3,716     $ 1,586    $36,024
Segment (loss) profit................................      (1,117)          419      (1,092)    (1,790)
Asset sales and write-downs..........................      (1,100)           --          --     (1,100)
(Loss) earnings from operations......................      (2,217)          419      (1,092)    (2,890)
Total assets.........................................      18,735         1,306       6,251     26,292
Capital expenditures.................................         623            --          --        623
Depreciation.........................................         406            38          30        474

1998

Revenues.............................................     $31,600        $3,955     $ 1,988    $37,543
Segment profit (loss)................................         960           164      (1,082)        42
Asset sales and write-downs..........................          --            --         893        893
Earnings (loss) from operations......................         960           164        (189)       935
Total assets.........................................      21,666         1,393       5,911     28,970
Capital expenditures.................................         770            27          21        818
Depreciation.........................................         279            38          26        343

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES

                    DECEMBER 30, 2000 AND DECEMBER 25, 1999

              (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)

(14) QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of the unaudited quarterly results for fiscal 2000 and 1999:

                                         1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER   FULL YEAR
                                         -----------   -----------   -----------   -----------   ---------
2000

Net sales..............................    $10,656        $6,977        $7,987       $10,809      $36,429
Gross profit...........................      3,543         2,088         2,661         3,666       11,958
Net earnings (loss)....................        254          (706)         (150)          636           34
Net earnings (loss) per common share...       0.13         (0.36)        (0.08)         0.33         0.02
Common shares used in per share
  calculation..........................      1,935         1,935         1,935         1,935        1,935

1999

Net sales..............................      9,130         7,483         8,019        11,392       36,024
Gross profit...........................      2,861         2,123         2,177         3,096       10,257
Net earnings (loss)....................         20          (898)          649        (1,927)      (2,156)
Net earnings (loss) per common share...       0.01         (0.46)         0.33         (0.99)       (1.11)
Common shares used in per share
  calculation..........................      1,931         1,949         1,949         1,943        1,943