Form 10-Q
period 2001-03-31
BOSS HOLDINGS INC
filed 2001-05-15
CIK 916802

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                    For the quarterly period ended      March 31, 2001
                                                        --------------
                               Commission File No.         0-23204
                                                           -------

                               BOSS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                     58-1972066
-------------------------------                            -------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)

                              221 West First Street
                             Kewanee, Illinois 61443
                      ----------------------------------------
                      (Address of principal executive offices)

                                 (309) 852-2131
                           ---------------------------
                           (Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

CLASS                                           OUTSTANDING AT APRIL 30, 2001
-----                                           ------------------------------
Common Stock, $.25 par value                              1,934,904

PART I.- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     BOSS HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                       ASSETS
                                                      MARCH 31,     DECEMBER 30,
                                                        2001            2000
                                                      ---------     ------------
CURRENT ASSETS
      Cash and cash equivalents                        $ 1,663         $  2,058
      Accounts receivable, net                           6,512            8,068
      Inventories                                       11,048           11,244
      Prepaid expenses & other                             313              415
                                                       -------         --------
           Total current assets                         19,536           21,785
                                                       -------         --------

PROPERTY AND EQUIPMENT, NET                              3,533            3,626

OTHER ASSETS                                                51               51
                                                       -------         --------
                                                       $23,120         $ 25,462
                                                       =======         ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
      Accounts payable                                 $    383        $  1,115
      Current portion of long-term debt                     147             147
      Current portion of capital lease obligation            43              65
      Accrued payroll and related expenses                  294             594
      Accrued liabilities & other                         1,120           1,430
                                                       --------        --------
           Total current liabilities                      1,987           3,351
                                                       --------        --------

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION             3,325           4,396

STOCKHOLDERS' EQUITY
      Common stock                                          484             484
      Additional paid-in capital                         67,437          67,437
      Accumulated deficit                               (48,247)        (48,357)
      Currency translation                                 (116)            (99)
                                                       --------        --------
                                                         19,558          19,465
      Less: treasury shares and warrants - at cost        1,750           1,750
                                                       --------        --------
           Total Stockholders' equity                    17,808          17,715
                                                       --------        --------
                                                       $ 23,120        $ 25,462
                                                       ========        ========

The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                QUARTER ENDED          Quarter ended
                                                MARCH 31, 2001        April 01, 2000
                                                --------------        --------------

Net Sales                                         $    8,864            $   10,656

Cost of Sales                                          5,663                 7,113
                                                  ----------            ----------

Gross Profit                                           3,201                 3,543

Operating Expenses                                     3,166                 3,258
                                                  ----------            ----------

Operating  Income                                         35                   285
                                                  ----------            ----------

Other Income and (Expense)
          Interest Income                                 27                    57
          Interest Expense                               (77)                  (90)
          Other                                          132                    16
                                                  ----------            ----------

Income Before Income Tax                                 117                   268

Income Tax  Expense                                        7                    14
                                                  ----------            ----------

Net Income                                        $      110            $      254
                                                  ==========            ==========
Weighted Average Shares Outstanding                1,934,904             1,934,904

Basic Income Per Common Share                     $     0.06            $     0.13
                                                  ==========            ==========

The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                        QUARTER ENDED   Quarter ended
                                                                        MARCH 31, 2001  April 01, 2000
                                                                        --------------  --------------
CASH FLOWS PROVIDED (USED) BY OPERATING ACTIVITIES:
     Net Income                                                            $   110         $   254
     Adjustments to reconcile net income to net cash provided (used)
      by  operations:
          Depreciation  and amortization                                        93             114
          (Increase) decrease in operating assets:
                 Accounts receivable                                         1,556            (405)
                 Inventories                                                   196            (132)
                 Prepaid expenses and other current assets                     102             294
          Increase (decrease) in operating liabilities:
                 Accounts Payable                                             (732)           (280)
                 Accrued liabilities                                          (612)           (383)
                                                                           -------         -------
                      Net cash provided (used)  by operating activities        713            (538)
                                                                           -------         -------

CASH FLOWS USED BY INVESTING ACTIVITIES:
     Purchases of property and equipment                                         0             (27)
                                                                           -------         -------
               Net cash used by investing activities                             0             (27)
                                                                           -------         -------

CASH FLOWS USED BY FINANCING ACTIVITIES:
     Net payments on long-term obligations                                  (1,093)            (21)
                                                                           -------         -------
               Net cash used by financing activities                        (1,093)            (21)
                                                                           -------         -------

Effect of exchange rates on cash and cash equivalents                          (17)              7
                                                                           -------         -------

Net decrease in cash during period                                            (397)           (579)
Cash and cash equivalents at the beginning of the period                     2,058           3,997
                                                                           -------         -------
Cash and cash equivalents at the end of the period                         $ 1,661         $ 3,418
                                                                           =======         =======

The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 30, 2000. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

NOTE 2. EARNINGS PER SHARE

         Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

NOTE 3.  INVENTORIES

         Inventories consist of the following (in thousands):

                                                        March 31,         Dec 30,
                                                          2001             2000
                                                        ---------         -------
                    Raw materials                       $   223           $   224
                    Work-in-process                          49                64
                    Finished goods                       10,776            10,956
                                                        -------           -------
                                                        $11,048           $11,244
                                                        =======           =======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: uncertainties and changes in international political conditions which could affect relationships with foreign suppliers, general economic conditions, unusual weather patterns which could affect domestic demand for the registrant's products, performance and price issues with international suppliers, pricing policies of competitors and the ability to attract and retain employees in key positions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

SALES

        ------------------------------------------------------- ------------------ ----------------
                       SALES BY SEGMENT $(000)                        2001              2000
        ------------------------------------------------------- ------------------ ----------------
        Work Gloves & Protective Wear                                       7,840            9,127
        ------------------------------------------------------- ------------------ ----------------
        Pet Supplies                                                          634              948
        ------------------------------------------------------- ------------------ ----------------
        Corporate & Other                                                     390              581
        ------------------------------------------------------- ------------------ ----------------
        Total Sales                                                         8,864           10,656
        ------------------------------------------------------- ------------------ ----------------

         Total revenues for the three months ended March 31, 2001 were $8,864,000 down $1,792,000 or 16.8%, from the comparable quarter in 2000. Sales decreased in each of the Company's segments of business. In the work gloves and protective wear segment, sales declined $1,287,000 or 14.1%. The bulk of the sales decline in this segment was attributable to the consumer market where revenues decreased 17.4% from the previous year. 2001 sales in the consumer market weakened in comparison to 2000 because of lower unit prices and reduced volume with unit sales down by approximately 9%. Volume dropped due in part to extended winter weather in many regions which delayed orders for spring products. The Company's industrial market sales declined 7.5% from 2000, though unit sales increased approximately 7%. Selling prices continued to fall in comparison to the prior year due to competitive pressure and continued lower purchase costs on imported goods.

         In the pet supplies segment, first quarter 2001 sales were down $314,000 or 33.1%, from the prior year. The sales decrease in comparison to 2000 was due primarily to the loss of two major customers during 2000, which accounted for 50% of 1999 sales, as previously reported. The loss of these customers is expected to have a continuing negative impact on 2001 sales in the pet supplies segment. The Company has increased its sales and promotional efforts to attract new business. Because of these efforts, the Company has added new customers which are expected to replace approximately one third of the sales decline noted above.

         Sales in the corporate and other segment consist primarily of balloon revenues. Sales volume declined $191,000, or 32.9%, in this area due in large part to the change in balloon distribution strategy initiated during 2000. This change in distribution is expected to have a negative impact on 2001 sales. However, increased utilization of regional distributors should ultimately increase the Company's distribution channel in this segment and facilitate future sales growth.

COST OF SALES

   ---------------------------------------------------- ------------ ------------ ----------- ------------
             COST OF SALES BY SEGMENT $(000)               2001        % SALES       2000       % SALES
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Work Gloves & Protective Wear                              5,117         65.3       6,350         69.6
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Pet Supplies                                                 388         61.2         546         57.6
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Corporate & Other                                            158         40.5         217         37.3
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Total Cost of Sales                                        5,663         63.9       7,113         66.8
   ---------------------------------------------------- ------------ ------------ ----------- ------------

         Cost of sales for the three months ended March 31, 2001 totaled $5,663,000 compared to $7,113,000 in the corresponding period of 2000. As a percentage of sales, cost of sales declined 2.9% in comparison to 2000. This drop in cost of sales percentage was due primarily to lower product cost in the Company's work gloves and protective wear segment. Cost of sales expense declined in all segments due to reduced sales while declining, in total, as a percentage of sales due to improved margins in the work gloves and protective wear segment.

OPERATING EXPENSES

   ---------------------------------------------------- ------------ ------------ ----------- ------------
          OPERATING EXPENSES BY SEGMENT $(000)             2001        % SALES       2000       % SALES
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Work Gloves & Protective Wear                              2,574         32.8       2,514         27.5
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Pet Supplies                                                 235         37.1         334         35.2
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Corporate & Other                                            357         91.5         410         70.7
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Total Operating Expenses                                   3,166         35.7       3,258         30.6
   ---------------------------------------------------- ------------ ------------ ----------- ------------

         Operating expenses (selling, general and administrative or "S, G & A" expenses) were $3,166,000 for the three months ended March 31, 2001, compared to $3,258,000 for the corresponding period in 2000. S, G & A expenses declined in the pet supplies and corporate and other segments while increasing slightly in the work gloves and protective wear segment. Though down in total, S, G & A expenses increased as a percentage of sales due to the fixed nature of the bulk of these expenses and the reduction in sales compared to the previous year.

         In the work gloves and protective wear segment, S, G & A expenses increased due to foreign exchange losses at the Company's Canadian operations, increased freight cost and higher warehouse expense attributable in part to increased utilities.

         S, G & A expenses in the pet supplies segment declined $99,000 during the first quarter of 2001 compared to 2000 due to lower warehouse expense, freight cost, commissions and selling expenses. Freight and commissions declined because of lower sales in this segment. Warehouse expense dropped due to reduced staffing and selling expenses declined in part on reduced trade show expenses.

         In the corporate and other segment, S, G & A expenses declined by $53,000 during the first quarter of 2001 due to lower corporate franchise tax expense and reduced sales related expenses in the Company's balloon operations.

OPERATING INCOME

   ---------------------------------------------------- ------------ ------------ ----------- ------------
           OPERATING INCOME BY SEGMENT $(000)              2001        % SALES       2000       % SALES
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Work Gloves & Protective Wear                                149          1.9         263          2.9
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Pet Supplies                                                  11          1.7          68          7.2
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Corporate & Other                                          (125)       (32.1)        (46)        (8.1)
   ---------------------------------------------------- ------------ ------------ ----------- ------------
   Total Operating Income                                        35          0.4         285          2.7
   ---------------------------------------------------- ------------ ------------ ----------- ------------

         On a consolidated basis, operating income declined $250,000 for the first quarter of 2001 compared to the comparable period in 2000. This decline was primarily attributable to reduced sales in the Company's operating segments.

OTHER INCOME (EXPENSE)

         The Company incurred $77,000 in interest expense during the first quarter of 2001, a decrease of $13,000 from the comparable period in 1999. Interest expense decreased due to lower borrowings under the Company's revolving line of credit and reduced interest rates. Interest income declined from $57,000 in the first quarter of 2000 to $27,000 in the first quarter of 2001 on reduced cash holdings and lower interest rates. During the first quarter of 2001, the Company realized a gain of approximately $130,000 upon collection of a favorable jury verdict in litigation involving the Company's 1996 sale of its Family Safety Products, Inc. subsidiary's assets. This litigation is now concluded.

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

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided $715,000 in cash in the first quarter of 2001 compared to using cash of $538,000 in the first quarter of 2000. Because of lower sales in 2001, accounts receivable declined by $1,556,000 during the first quarter while reduced inventories also provided cash of $196,000. Reductions in accounts payable and accrued liabilities partially offset the cash provided by reductions in accounts receivable and inventory.

         The Company used no cash for investing activities during the first quarter of 2001. This compares to $27,000 in capital expenditures during the first quarter of 2000. The Company's cash used by financing activities totaled $1,093,000 in 2001 as the Company used the cash generated by operating activities to pay down long-term debt during the first quarter.

         Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $1,750,000 as of March 31, 2001. Due to certain collateral limitations, the Company had available $4,780,000 under its revolving line of credit as of March 31, 2001. The Company's cash on hand and availability under the credit facility should provide adequate liquidity for the Company's expected working capital and operating needs.

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

             None

         (b) REPORTS ON FORM 8-K

             For the current quarter, no reports on Form 8-K were filed.

                                            SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BOSS HOLDINGS, INC.



Dated:  MAY 15, 2001                       By: /s/  J. BRUCE LANCASTER
       --------------                          -----------------------
                                           J. Bruce Lancaster
                                           Chief Financial Officer
                                           (principal financial officer)