Form 10-Q
period 2001-06-30
BOSS HOLDINGS INC
filed 2001-08-14
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2001

Commission File No.	0-23204

BOSS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1972066

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

221 West First Street Kewanee, Illinois 61443	(309) 852-2131

(Address of principal executive offices)	(Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒     No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2001

Common Stock, $.25 par value	1,934,904

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)
(Unaudited)

ASSETS

	June 30, 2001	December 30, 2000

Current Assets
Cash and cash equivalents	$2,025	$2,058
Accounts receivable, net	5,445	8,068
Inventories	13,172	11,244
Prepaid expenses & other	434	415

Total current assets	21,076	21,785

Property and Equipment, net	3,452	3,626

Other Assets	51	51

	$24,579	$25,462

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$434	$1,115
Current portion of long-term obligations	161	147
Current portion of capital lease obligations	20	65
Accrued payroll and related expenses	347	594
Accrued liabilities & other	1,220	1,430

Total current liabilities	2,182	3,351

Long-Term Obligations, Net of Current Portion	4,841	4,396

Stockholders' Equity
Common stock	484	484
Additional paid-in capital	67,437	67,437
Accumulated deficit	(48,511)	(48,357)
Currency translation	(104)	(99)

	19,306	19,465
Less: treasury shares and warrants - at cost	1,750	1,750

Total Stockholders' equity	17,556	17,715

	$24,579	$25,462

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter ended June 30, 2001	Quarter ended July 01, 2000	Six Months ended June 30, 2001	Six Months ended July 01, 2000

Net Sales	$7,174	$6,977	$16,038	$17,633

Cost of Sales	4,637	4,889	10,300	12,002

Gross Profit	2,537	2,088	5,738	5,631

Operating Expenses	2,739	2,772	5,904	6,030

Operating Loss	(202)	(684)	(166)	(399)

Other Income and (Expense)
Interest Income	19	42	45	99
Interest Expense	(88)	(70)	(164)	(161)
Other	10	11	141	27

Loss Before Income Tax	(261)	(701)	(144)	(434)

Income Tax Expense	0	5	8	19

Net Loss	$(261)	$(706)	$(152)	$(453)

Weighted Average Shares Outstanding	1,934,904	1,934,904	1,934,904	1,934,904

Basic Earnings Per Common Share	$(0.13)	$(0.36)	$(0.08)	$(0.23)

Diluted Earnings Per Common Share	$(0.13)	$(0.36)	$(0.08)	$(0.23)

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months ended June 30, 2001	Six Months ended July 01, 2000

Cash Flows Used By Operating Activities:
Net loss	$(152)	$(453)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	188	228
(Increase) decrease in operating assets:
Accounts receivable	2,623	1,248
Inventories	(1,928)	(2,335)
Prepaid expenses and other current assets	(19)	369
Increase (decrease) in operating liabilities:
Accounts payable	(681)	(53)
Accrued liabilities	(457)	(514)

Net cash used by operating activities	(426)	(1,510)

Cash Flows Used by Investing Activities:
Purchases of property and equipment	(16)	(33)

Net cash used by investing activities	(16)	(33)

Cash Flows Provided by Financing Activities:
Net borrowings on long-term obligations	414	815

Net cash provided by financing activities	414	815

Effect of exchange rates on cash and cash equivalents	(5)	(3)

Net decrease in cash during period	(33)	(731)
Cash and cash equivalents at the beginning of the period	2,058	3,997

Cash and cash equivalents at the end of the period	$2,025	$3,266

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note 1. Basis of Presentation

             The consolidated financial statements included in this report have been prepared by Boss Holdings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation.  These financial statements have not been audited by an independent accountant.  The consolidated financial statements include the accounts of the Company and its subsidiaries.

             Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 30, 2000.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2. Earnings Per Share

             Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

Note 3.  Inventories

             Inventories consist of the following (in thousands):

	June 30, 2001	Dec 30, 2000

Raw materials	$205	$224
Work-in-process	52	64
Finished goods	12,915	10,956

	$13,172	$11,244

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

             Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them.  Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: uncertainties and changes in international political conditions which could affect relationships with foreign suppliers, general economic conditions, unusual weather patterns which could affect domestic demand for the registrant’s products, performance and price issues with international suppliers, pricing policies of competitors and the ability to attract and retain employees in key positions.  All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales

	Quarter		Year-to-Date
Sales by Segment
$(000)	2001	2000	2001	2000

Work Gloves & Protective Wear	6,268	5,846	14,106	14,974
Pet Supplies	637	679	1,272	1,627
Corporate & Other	269	452	660	1,032
Total Sales	7,174	6,977	16,038	17,633

             Total revenues for the three months ended June 30, 2001 were $7,174,000, up $197,000, or 2.8%, from the comparable quarter in 2000.    In the work gloves and protective wear segment, sales increased $422,000 or 7.2%.  The bulk of the sales increase in this segment was attributable to the consumer market where revenues increased 17.7% from the previous year.  Volume in the  consumer market increased due to later than usual shipments of spring products which were delayed due to extended winter weather in many regions.   The Company’s industrial market sales declined 2.0% from 2000 as volume increases were not sufficient to offset lower selling prices.  Selling prices continued to fall in comparison to the prior year due to competitive pressure and continued lower purchase costs on imported goods.

             In the pet supplies segment, second quarter 2001 sales were down $42,000 or 6.2%, from the prior year.   The sales decrease in comparison to 2000 was due primarily to the loss of two major customers during 2000, which accounted for 50% of 1999 sales, as previously reported.  The impact of the customer loss in 2000 was partially offset by the addition of certain new customers who began placing orders during the second quarter of 2001.  Management believes sales in this segment should improve during the balance of the year in comparison to 2000 due to the expanded sales effort initiated by the new management team in this segment.

             Sales in the corporate and other segment consist primarily of balloon revenues.  Sales declined $183,000, or 40.5%, for the second quarter in this area due in large part to the change in balloon distribution strategy initiated during 2000.  This change in distribution is expected to have a negative impact on 2001 sales.  However, increased utilization of regional distributors should ultimately increase the Company’s distribution channel in this segment and facilitate future sales growth.

             On a year-to-date basis, consolidated sales declined $1,595,000, or 9.0%, with sales down in each of the Company’s segments.  Sales in the work gloves and protective wear segment declined $868,000, or 5.8%, due to lower selling prices in both the consumer and industrial markets served by the Company.  Unit sales increased approximately 2% in the consumer market and 20% in the industrial market in comparison to the comparable period in 2000.  However, lower selling prices more than offset the increased volume for the year.  Sales are expected to increase during the second half of the year as the seasonally stronger fall and winter quarters approach.

             In the pet supplies segment, year-to-date sales declined to $1,272,000 in 2001, down $355,000, or 21.8%, due to the customer loss previously discussed.  Sales in the corporate and other segment were down $372,000, or 36.0%, because of the change in distribution strategy at the Company’s balloon operation initiated in 2000.

Cost of Sales

	Quarter				Year-to-Date
Cost of Sales by
Segment $(000)	2001		2000		2001		2000

	$	%	$	%	$	%	$	%
Work Gloves & Protective Wear	4,123	65.8	4,241	72.5	9,240	65.5	10,591	70.7
Pet Supplies	387	60.8	449	66.1	776	61.0	995	61.2
Corporate & Other	127	47.2	199	44.0	284	43.0	416	40.3
Total Cost of Sales	4,637	64.6	4,889	70.1	10,300	64.2	12,002	68.1

             Cost of sales for the three months ended June 30, 2001 totaled $4,637,000 compared to $4,889,000 in the corresponding period of 2000.  As a percentage of sales, cost of sales declined 5.5% in comparison to 2000.  This drop in cost of sales percentage was due primarily to lower purchase cost on imported finished goods in the Company’s work gloves and protective wear segment.  The cost of sales percentage also declined in the pet supplies segment due to importing certain products previously sourced domestically.

             Through June 30, 2001, the Company’s cost of sales percentage declined by 3.9% in total, with the bulk of this decline attributable to lower costs in the work gloves and protective wear segment where the cost of sales percentage declined 5.2% from the comparable period in 2000.  This decline was primarily attributable to reduced purchase cost on imported finished goods.

Operating Expenses

	Quarter				Year-to-Date
Operating Expenses by
Segment $(000)	2001		2000		2001		2000

	$	%	$	%	$	%	$	%
Work Gloves & Protective Wear	2,153	34.4	2,113	35.7	4,727	33.5	4,654	30.7
Pet Supplies	233	36.6	285	42.0	469	36.9	618	38.0
Corporate & Other	353	-	374	-	708	-	758	-
Total Operating Expenses	2,739	38.2	2,772	39.8	5,904	36.8	6,030	34.2

             Operating expenses (selling, general and administrative or “S, G & A” expenses) totaled $2,739,000 for the three months ended June 30, 2001, compared to $2,772,000 for the corresponding period in 2000.  S, G & A expenses declined in the pet supplies and corporate and other segments while increasing slightly in the work gloves and protective wear segment.  In the work gloves and protective wear segment, S, G & A expenses increased due to escalating freight cost and higher warehouse expense attributable to higher inventory levels and increased utilities.

             Through the second quarter, S, G & A expenses declined 2.1% in total, but increased as a percentage of sales due to the Company’s lower sales in 2001.  S, G & A expenses increased by $73,000, or 1.6%, in the Company’s work gloves and protective wear segment due to higher freight and warehousing costs during the year.

Operating Income

	Quarter				Year-to-Date
Operating Income (Loss) by
Segment $(000)	2001		2000		2001		2000

	$	%	$	%	$	%	$	%
Work Gloves & Protective Wear	(8)	(0.2)	(508)	(8.4)	139	1.0	(271)	(1.5)
Pet Supplies	17	2.7	(55)	(8.1)	27	2.1	14	0.9
Corporate & Other	(211)	-	(121)	-	(332)	-	(142)	-
Total Operating Income (Loss)	(202)	(2.8)	(684)	(9.9)	(166)	(1.1)	(399)	(2.3)

             On a consolidated basis, the Company’s operating loss declined to $202,000 for the second quarter of 2001, substantially improved from the comparable period in 2000.  This decline was primarily attributable to improved margins in the Company’s work gloves and protective wear segment.  The Company historically experiences operating losses due to lower sales during warm weather months in the work gloves and protective wear segment, its largest area of business.

             On a year-to-date basis, the Company’s operating loss declined to $166,000, an improvement of $233,000 from the first half of 2000.  This improvement was due primarily to improved margins in the work gloves and protective wear segment.

Other Income (Expense)

             The Company incurred $88,000 in interest expense during the second quarter of 2001, up $18,000 from the comparable period in 2000.  Interest expense increased due to higher borrowings under the Company’s revolving line of credit attributable to increased inventory.  Interest income declined from $42,000 in the first quarter of 2000 to $19,000 in the first quarter of 2001 on reduced cash holdings and lower interest rates.

             Through the second quarter of 2001, interest expense was essentially unchanged from the prior year while interest income declined to $45,000, down $54,000 from the comparable period in 2000 due to reduced cash holdings and lower interest rates.  The Company also realized other income of $141,000 due primarily to a first quarter gain of approximately $130,000 upon collection of a favorable jury verdict in litigation involving the Company’s 1996 sale of its Family Safety Products, Inc. subsidiary’s assets.

Taxes

             Tax expense reflects state income taxes on certain of the Company’s operations.  Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes.  These carryforwards have certain limitations due to a change in control experienced in 1996.

Liquidity and Capital Resources

             Operating activities used $426,000 in cash through the second quarter of 2001 compared to using cash of $1,510,000 for the same period in 2000.  Accounts receivable reductions attributable to seasonally slower sales provided cash of $2,623,000, while increased inventory used cash of $1,928,000.  Reductions in accounts payable and accrued liabilities used an additional $1,138,000 of cash.  Inventory increased due to slower than expected sales during the first half of the year reversing the trend of improved sales experienced during the second half of 2000.

             Cash used by investing activities was only $16,000 for minor capital expenditures during the first six months of 2001, compared with $33,000 for the comparable period in 2000.  The Company’s cash provided by financing activities totaled $414,000 in 2001 as the Company borrowed money under its primary credit line to fund its operating activities.

             Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $3,300,000 as of June 30, 2001.  Due to certain collateral limitations, additional funds available to borrow under the Company’s revolving line of credit totaled about $4,350,000 as of June 30, 2001.  The Company’s cash on hand and availability under the credit facility should provide adequate liquidity for the Company’s expected working capital and operating needs.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

             The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates.  The value of the Company’s financial instruments is generally not impacted by changes in interest rates and the Company has no investments in derivatives.  Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

PART II. —OTHER INFORMATION

Item 1.  Legal Proceedings

             The Company is a party to various legal actions incident to the normal operations of its business.  These lawsuits primarily involve claims for damages arising out of commercial disputes.  Management believes the ultimate disposition of these matters should not materially impair the Company’s consolidated financial position or liquidity.

Item 2.  Changes in Securities

             Not applicable.

Item 3.  Defaults Upon Senior Securities

             Not applicable.

Item 4. Submission of Matters to a Vote of Security holders

             The Annual Meeting of the Company’s stockholders was held on Thursday, May 17, 2001 in St. Louis, MO.  At the meeting the stockholders voted on the following items:

1)	Elected six directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

		For	Withheld
	G. Louis Graziadio, III	1,525,362	3,723

	Perry A. Lerner	1,525,362	3,723

	Lee E. Mikles	1,525,362	3,723

	Paul A. Novelly	1,525,351	3,734

	Richard D. Squires	1,525,362	3,723

	J. Bruce Lancaster	1,525,351	3,734

2)	Approved and ratified the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 29, 2001.

	1,526,328 for	2,182 against	574 abstain

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

BOSS HOLDINGS, INC.

Dated: August 14, 2001	By: /s/ J. Bruce Lancaster

J. Bruce Lancaster
Chief Financial Officer
(principal financial officer)