Form 10-Q
period 2001-09-29
BOSS HOLDINGS INC
filed 2001-11-13
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 29, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at October 15, 2001

Common Stock, $.25 par value	1,934,904

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

BOSS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

(Unaudited)

	September 29, 2001	December 30, 2000
ASSETS

Current Assets
Cash and cash equivalents	$1,920	$2,058
Accounts receivable, net	6,505	8,068
Inventories	12,218	11,244
Prepaid expenses & other	542	415
Total current assets	21,185	21,785

Property and Equipment, net	3,368	3,626

Other Assets	51	51
	$24,604	$25,462

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$537	$1,115
Current portion of long-term obligations	144	147
Current portion of capital lease obligations	9	65
Accrued payroll and related expenses	389	594
Accrued liabilities & other	1,188	1,430
Total current liabilities	2,267	3,351

Long-Term Obligations, Net of Current Portion	4,868	4,396

Stockholders' Equity
Common stock	484	484
Additional paid-in capital	67,437	67,437
Accumulated deficit	(48,587)	(48,357)
Currency translation	(115)	(99)
	19,219	19,465
Less: treasury shares and warrants - at cost	1,750	1,750
Total Stockholders' equity	17,469	17,715
	$24,604	$25,462

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Quarter ended September 29, 2001	Quarter ended September 30, 2000	Nine Months ended September 29, 2001	Nine Months ended September 30, 2000

Net Sales	$8,094	$7,987	$24,131	$25,620

Cost of Sales	5,271	5,326	15,571	17,328

Gross Profit	2,823	2,661	8,560	8,292

Operating Expenses	2,857	2,865	8,761	8,895

Operating Loss	(34)	(204)	(201)	(603)

Other Income and (Expense)
Interest Income	18	48	64	147
Interest Expense	(77)	(108)	(241)	(269)
Other	16	113	157	139

Loss Before Income Tax	(77)	(151)	(221)	(586)

Income Tax (Benefit) Expense	0	(1)	8	18

Net Loss	$(77)	$(150)	$(229)	$(604)

Weighted Average Shares Outstanding	1,934,904	1,934,904	1,934,904	1,934,904

Basic Loss Per Common Share	$(0.04)	$(0.08)	$(0.12)	$(0.31)

Diluted Loss Per Common Share	$(0.04)	$(0.08)	$(0.12)	$(0.31)

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months ended September 29, 2001	Nine Months ended September 30, 2000

Cash Flows Provided (Used) By Operating Activities:
Net Loss	$(229)	$(604)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	278	314
(Increase) decrease in operating assets:
Accounts receivable	1,563	73
Inventories	(974)	(2,936)
Prepaid expenses and other current assets	(127)	204
Increase (decrease) in operating liabilities:
Accounts payable	(578)	(277)
Accrued liabilities	(447)	(1,558)
Net cash used by operating activities	(514)	(4,784)

Cash Flows Provided (Used) by Investing Activities:
Proceeds from disposition of operating assets	0	769
Purchases of property and equipment	(21)	(33)
Net cash provided (used by) investing activities	(21)	736

Cash Flows Provided by Financing Activities:
Net borrowings on long-term obligations	413	1,174
Net cash provided by financing activities	413	1,174

Effect of exchange rates on cash and cash equivalents	(16)	(9)

Net decrease in cash during period	(138)	(2,883)
Cash and cash equivalents at the beginning of the period	2,058	3,997
Cash and cash equivalents at the end of the period	$1,920	$1,114

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2001

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

Note 3.  Inventories

                Inventories consist of the following (in thousands):

	Sept 29,	Dec 30,
	2001	2000
Raw materials	$200	$224
Work-in-process	15	64
Finished goods	12,003	10,956
	$12,218	$11,244

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

Sales

Sales by Segment $(000)	Quarter		Year-to-Date
	2001	2000	2001	2000
Work Gloves & Protective Wear	7,435	7,288	21,541	22,261
Pet Supplies	490	467	1,761	2,094
Corporate & Other	169	232	829	1,265
Total Sales	8,094	7,987	24,131	25,620

                Total revenues for the three months ended September 29, 2001 were $8,094,000, up $107,000, or 1.3%, from the comparable quarter in 2000.    In the work gloves and protective wear segment, sales increased $147,000 or 2.0%.  The sales increase in this segment was attributable to the consumer market where revenues increased 4.0% from the previous year.  Sales in the consumer market increased on higher volume due in large part to customer growth during the fourth quarter of 2000 and first quarter of 2001.  The Company’s industrial market sales during the third quarter of 2001 were essentially unchanged from the previous year as increased volume offset lower selling prices.

In the pet supplies segment, third quarter 2001 sales increased $23,000 or 4.9%, in comparison to the prior year.   Sales in this segment improved slightly from last year due to the addition of new customers resulting from the expanded sales effort initiated by the new management team put in place during 2000.

Sales in the corporate and other segment consist primarily of balloon revenues.  Sales  declined $63,000, or 27.2%, for the third quarter in this area due in large part to the change in balloon distribution strategy initiated during 2000.  This change in distribution has negatively impacted 2001 sales.  However, management anticipates the increased utilization of regional distributors should ultimately increase the Company’s distribution channel in this segment and facilitate future sales growth.

On a year-to-date basis, consolidated sales declined $1,489,000, or 5.8%, with sales down in each of the Company’s segments.  This revenue decline is attributable to sales declines during the first fiscal quarter of the year with consolidated sales up slightly during the Company’s second and third quarters.  The first quarter revenue decline resulted in large part from extended winter weather in most of the U.S., which significantly eroded sales of spring products such as garden gloves.  In addition, sales declined due to lower selling prices during the quarter.

Cost of Sales

Cost of Sales by Segment  $(000)

	Quarter

Year-to-Date

	2001		2000		2001		2000
	$	%	$	%	$	%	$	%

Work Gloves & Protective Wear	4,916	66.1	4,930	67.6	14,157	65.7	15,522	69.7
Pet Supplies	260	53.1	275	58.9	1,035	58.8	1,270	60.6
Corporate & Other	95	56.2	121	52.2	379	45.7	536	42.4
Total Cost of Sales	5,271	65.1	5,326	66.7	15,571	64.5	17,328	67.7

Cost of sales for the three months ended September 29, 2001 totaled $5,271,000 compared to $5,326,000 in the corresponding period of 2000.  As a percentage of sales, cost of sales declined 1.6% in comparison to 2000.  This drop in cost of sales percentage was due primarily to lower purchase cost on imported finished goods in the Company’s work gloves and protective wear segment.  The cost of sales percentage also declined in the pet supplies segment due to importing certain products previously sourced domestically.

Through September 29, 2001, the Company’s cost of sales percentage declined by 3.2% in total, with the bulk of this decline attributable to lower costs in the work gloves and protective wear segment where the cost of sales percentage declined 4.0% from the comparable period in 2000.  This decline was primarily attributable to reduced purchase cost on imported finished goods.

Operating Expenses

Operating Expenses by Segment  $(000)

	Quarter

Year-to-Date

	2001		2000		2001		2000
	$	%	$	%	$	%	$	%

Work Gloves & Protective Wear	2,294	30.9	2,328	31.9	7,021	32.6	6,982	31.4
Pet Supplies	253	51.6	213	45.6	721	40.9	831	39.7
Corporate & Other	310	--	324	--	1,019	--	1,082	--
Total Operating Expenses	2,857	35.3	2,865	35.9	8,761	36.3	8,895	34.7

                Operating expenses (selling, general and administrative or “S, G & A” expenses) totaled $2,857,000 for the three months ended September 29, 2001, essentially unchanged from the corresponding period in 2000.  S, G & A expenses increased in the pet supplies segment primarily due to higher than normal bad debt expense resulting from one customer’s bankruptcy filing.  This increase was offset by slight operating expense reductions in the Company’s other segments.

Through the third quarter, S, G & A expenses declined 1.5% in total, but increased as a percentage of sales due to the Company’s lower sales in 2001.  S, G & A expenses increased slightly in the Company’s work gloves and protective wear segment due to higher freight and warehousing costs during the year.  However, this increase was offset by lower S, G & A expenses in the pet supplies and corporate and other segments due primarily to lower sales related expenses.

Operating Income

Operating Income (Loss) by  Segment  $(000)

	Quarter

Year-to-Date

	2001		2000		2001		2000
	$	%	$	%	$	%	$	%

Work Gloves & Protective Wear	225	3.0	30	0.4	363	1.7	(243)	(1.1)
Pet Supplies	(23)	(4.7)	(21)	(4.5)	5	0.3	(7)	(0.3)
Corporate & Other	(236)	--	(213)	--	(569)	--	(353)	--
Total Operating Income (Loss)	(34)	(0.4)	(204)	(2.6)	(201)	(0.8)	(603)	(2.4)

                On a consolidated basis, the Company’s operating loss declined to $34,000 for the third quarter of 2001, substantially improved from the comparable period in 2000.  This decline was primarily attributable to improved margins in the Company’s work gloves and protective wear segment.

                On a year-to-date basis, the Company’s operating loss declined to $201,000, an improvement of $402,000 from the comparable period in 2000.  This improvement was due primarily to improved margins in the work gloves and protective wear segment.

Other Income (Expense)

                The Company incurred $77,000 in interest expense during the third quarter of 2001, down $31,000 from the comparable period in 2000.  The reduction in interest expense was attributable to lower interest rates in 2001 partially offset by higher average borrowings during the quarter due to increased inventory levels.  Interest income declined from $48,000 in the third quarter of 2000 to $18,000 in the third quarter of 2001 due primarily to lower interest rates.

For the first three fiscal quarters of 2001, interest expense declined $28,000 from the prior year while interest income declined to $64,000, down $83,000 from the comparable period in 2000.  Both reductions were attributable in large part to lower interest rates in 2001.  The Company realized other income of $157,000 through the nine months ended September 30, 2001 due primarily to a first quarter gain of approximately $130,000 upon collection of a favorable jury verdict in litigation involving the Company’s 1996 sale of its Family Safety Products, Inc. subsidiary’s assets.

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

Liquidity and Capital Resources

                Operating activities used $514,000 in cash through the first three quarters of 2001 compared to using cash of $4,784,000 for the same period in 2000.  Accounts receivable reductions provided cash of $1,563,000 in 2001 compared to $73,000 in the previous year.  The 2001 accounts receivable reduction was attributable to strong December 2000 sales, which resulted in a high receivables balance at the end of 2000 with cash proceeds subsequently realized during 2001.  Increased inventory used cash of $974,000 during 2001, down from $2,936,000 in 2000.  The Company typically has a seasonal inventory build during the third quarter to support higher cold weather sales during the fourth quarter.  This seasonal build was more pronounced during 2000 due to unusually low inventory levels at the end of 1999.  Reductions in accrued liabilities used  $447,000 of cash in 2001, down from $1,558,000 the previous year.  The previous year’s higher than normal reduction in accrued liabilities resulted from payments to close certain manufacturing operations as well as legal and other costs incurred in connection with the Hugo Boss settlement recorded in 1999.

                Cash used by investing activities totaled $21,000 for minor capital expenditures during the first nine months of 2001.  The Company’s cash provided by financing activities totaled $413,000 in 2001 as the Company borrowed money under its primary credit line to fund its operating activities.

Under the terms of its $10,000,000 revolving line of credit, the Company had drawn approximately $3,369,000 as of September 29, 2001.  Due to certain collateral limitations, additional funds available to borrow under the Company’s revolving line of credit totaled about $5,009,000 as of September 29, 2001.  The Company’s cash on hand and availability under the credit facility should provide adequate liquidity for the Company’s expected working capital and operating needs.

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

Item 4.  Submission of Matters to a Vote of Security holders

                Not applicable.

Item 5.  Other Information

                During October 2001, the Company was advised that its ownership in certain policies of Principal Life Insurance Company would entitle the Company to receive approximately 20,000 shares of the newly formed Principal Financial Group, Inc. ("PFG") as a result of the conversion of Principal from a mutual insurance holding company into a stock company.  Principal began the process of demutualization earlier in 2001.  The demutualization was completed in October with PFG’s initial offering price at $18.50 per share.

The Company expects to record this transaction during the fourth quarter of 2001 with the final gain determined  by the actual shares received.  Based solely on the offering price and  initial estimate of shares to be received, the Company’s gain would be approximately $370,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

None
(b)
Reports on Form 8-K

For the current quarter, no reports on Form 8-K were filed.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSS HOLDINGS, INC.

Date:	November 13, 2001	By:	/s/ J. Bruce Lancaster
J. Bruce Lancaster
Chief Financial Officer
(principal financial officer)