Form 10-K
period 2001-12-29
BOSS HOLDINGS INC
filed 2002-03-29
CIK 916802

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 0-23204

BOSS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	58-1972066 (I.R.S. Employer Identification No.)
221 West First Street, Kewanee, Illinois (Address of Principal Executive Offices)	61443 (Zip Code)

Registrant's telephone number, including area code: (309) 852-2131
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
Title of Class Common Stock $0.25 Par Value

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of the voting stock held by non-affiliates as of March 1, 2002 was approximately $1.9 million.

        There were 1,934,904 shares of the Registrant's common stock outstanding as of March 1, 2002.

INCORPORATION BY REFERENCE

        Specified portions of the registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORWARD LOOKING STATEMENTS OR INFORMATION

        Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under "Current Developments", "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant's products, pricing policies of competitors, investment results on funds invested in marketable securities by management, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

PART I

Item 1. Business

        As used in this report, the terms "Boss" and "Company" refer to Boss Holdings, Inc. (the Registrant), a Delaware corporation, and its operating subsidiaries. In October 1994, under prior management, the Company completed an initial public offering under the name Vista 2000, Inc. On December 7, 1998, the Company changed its name from Vista 2000, Inc. to Boss Holdings, Inc. reflecting the tradename of its primary operating subsidiary, Boss Manufacturing Company, a Delaware corporation ("BMC") originally established in 1893.

        During 1996 and 1997, the Company undertook a restructuring which included the sale of a substantial portion of the Company's operating assets. As a result of this restructuring, Boss now operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supply business segment.

Work Gloves and Protective Wear

        Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets-consumer and industrial. The consumer market represents slightly more than 60% of BMC sales and consists of retailers ranging from convenience stores to mass merchandisers as well as grocery and hardware stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These end-users include companies in the agricultural, automotive, energy, lumber and construction industries.

        BMC primarily markets its products through distributors and manufacturer representatives. In addition, the Company sells directly through its own sales force to certain major retail customers and industrial consumers. BMC products are sold predominantly to customers in the United States, with certain products also marketed in Canada.

        The work gloves and protective wear market is intensely competitive with a high degree of price competition. BMC competes on the basis of service, quality and selection. Having participated in this segment for over 100 years, BMC and the Boss tradename are well known in the industry. The market for work gloves and protective wear is highly fragmented and served by a large number of domestic and foreign competitors ranging in size from small sole proprietorships to several companies substantially larger than BMC.

        Sales in the work gloves and protective wear segment have historically exhibited seasonal fluctuations. Cold weather months generally provide increased sales while warm weather historically results in slower sales activity. Because of this seasonality, sales tend to be higher in the Company's first and fourth quarters and lower during the second and third quarters.

        BMC sells to a broad customer base approximating two thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2001, BMC had an open order backlog of approximately $1,300,000, down about $300,000 from the previous year due in part to unseasonably warm weather during December 2001.

        The Company ceased domestic manufacturing operations during 2000 and is now primarily an importer and marketer. Finished goods in this segment are generally widely available from a number of suppliers in various countries. In recent years, pricing has declined due to excess foreign production capacity with supply exceeding demand for many of the Company's products. However, the Company has occasionally experienced limitations in the supply of certain imported products. Availability of imported goods is further subject to interruptions in shipping as well as import/export documentation and clearing. The Company does not anticipate shortages of purchased goods for resale in 2002.

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

Pet Supplies

        The Warren Pet ("Warren") division of the Company's Boss Manufacturing Holdings, Inc. subsidiary imports, markets and distributes a line of pet supplies to various retail outlets. Products in this line include dog and cat toys, collars and leads, chains and rawhide products. Warren markets its product line primarily to hardware retailers utilizing a network of regional distributors. Essentially all sales are within the United States.

        The pet supplies industry is extremely competitive. A small group of companies including Hartz Mountain Corporation and Sergeant's Pet Products division of ConAgra dominate the industry. Warren competes primarily in selected market niches by focusing on customer service and favorable pricing.

        Warren generally has multiple sources of supply for substantially all of its product requirements. The finished goods purchased by Warren have generally been readily available in sufficient quantities. However, Warren is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the nature and size of Warren's operations, the open order backlog was not material at the end of 2001 or 2000.

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

Employees

        As of December 29, 2001, Boss employed approximately 120 full-time associates, down from 130 at the end of 2000. Of these, about 20 hourly associates located at the BMC distribution facility in Springfield, Illinois were represented by the UNITE labor organization under a collective bargaining agreement. At year-end, approximately 112 associates were located in the United States with 8 located in Canada.

        The Company's employment declined slightly in 2001 due to on-going efforts to promote efficiency in each functional area. The Company believes its employee relations are excellent as evidenced by relatively low turnover rates at most facilities. However, attracting and retaining employees has become more difficult in recent years. The Company's past success in this area cannot assure attainment of future employment objectives.

Item 2. Properties

        The following table shows the location, general character, square footage, annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 29, 2001. The principal executive offices are located in Kewanee, Illinois.

Location	City	General Character	Square Feet	Annual Rent	Lease Expiration
Br. Columbia, Canada	Vancouver	Distribution	5,600	$9,000	Month-to-month
Illinois	Kewanee	Administrative Office	10,200	$0	Owned
Illinois	Kewanee	Manufacturing, Distribution & Admin	147,000	$0	Owned
Illinois	Springfield	Distribution	80,000	$0	Owned
Ontario, Canada	Concord	Manufacturing, Distribution & Admin	18,400	$60,000	6/30/2003

        The above properties are predominantly used in the work gloves and protective wear segment. The Company believes the above listed facilities provide adequate distribution capacity to provide for anticipated demand. Utilization of the various facilities fluctuates significantly during the year based on order and inventory levels. The Company considers its properties to be adequate to carry on the Company's business.

Item 3. Legal Proceedings

        The Company is a party to various legal actions incident to the normal operations of its business. These lawsuits primarily involve claims for damages arising out of commercial disputes. Management believes the ultimate disposition of these matters should not materially impair the Company's consolidated financial position or liquidity.

        In July, 1996, the Company sued its former president, Richard Smyth, in a matter styled Boss Holdings, Inc. (formerly Vista 2000, Inc.) v. Richard Smyth, filed in the Superior Court of Cobb County, Georgia. The Company alleged breach of contract, conversion of company funds, unjust enrichment, breach of fiduciary duty and fraud by Mr. Smyth, claiming damages and seeking recovery of funds alleged to be converted by Mr. Smyth. In August, 1999, the Company received a consent judgment against Mr. Smyth in the principal sum of $997,800. The Company agreed not to pursue collection of the judgment in exchange for a $50,000 initial cash payment received from Mr. Smyth at the time of settlement and timely receipt of future monthly and lump sum settlement payments from Mr. Smyth. The payment obligations of Mr. Smyth under the settlement agreement were secured by a mortgage on his home residence. During 2001, Mr. Smyth defaulted in payments under the settlement agreement and filed for bankruptcy. The Company subsequently obtained a final judgment in foreclosure of its mortgage on Smyth's residence and has foreclosed on the property. The Company will continue to pursue collection through a sale of the foreclosed property.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company submitted no matters for security holder voting during the fourth quarter of 2001.

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

        Stockholders of record at February 28, 2002 numbered approximately 2,350. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

Quarterly Stock Prices

	First	Second	Third	Fourth
2001—High bid	$1.88	$2.25	$2.15	$1.70
2001—Low bid	$1.63	$1.63	$1.65	$1.65
2000—High bid	$4.50	$3.63	$2.31	$2.13
2000—Low bid	$3.50	$2.25	$2.13	$1.69

Item 6. Selected Financial Data

        The following table contains selected consolidated financial data for the five year period ended December 29, 2001 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Company's audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

	As of
Consolidated Balance Sheet Data	12/29/01	12/30/00	12/25/99	12/26/98	12/27/97
	(Amounts in thousands, except per share data)
Working capital	$17,486	$18,434	$14,332	$18,363	$17,438
Total assets	23,164	25,462	26,292	28,970	28,562
Long-term debt, including current portion	2,377	4,608	2,870	5,335	4,020
Stockholders' equity	18,591	17,715	17,690	19,835	19,123
	Year Ended
Consolidated Statement of Operations Data	12/29/01	12/30/00	12/25/99	12/26/98	12/27/97
Net sales	$33,737	$36,429	$36,024	$37,543	$78,400
Cost of sales	21,591	24,471	25,767	26,762	54,703

Gross profit	12,146	11,958	10,257	10,781	23,697
Operating expenses	11,817	11,914	12,047	10,739	24,396
Gain (Loss) from asset sales/writedowns	—	—	(1,100)	893	(3,792)

Operating earnings (loss)	329	44	(2,890)	935	(4,491)
Interest income	77	166	103	151	115
Interest expense	(298)	(351)	(515)	(532)	(1,914)
Other income (expense)	588	217	1,164	18	11

Net earnings (loss) before income taxes	696	76	(2,138)	572	(6,279)
Income tax benefit (expense)	89	(42)	(18)	68	(256)

Net earnings (loss)	$785	$34	$(2,156)	$640	$(6,535)

Basic earnings (loss) per share	$.41	$.02	$(1.11)	$0.34	$(5.13)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

Sales by Segment $(000)	2001	2000	1999
Work Gloves & Protective Wear	30,546	32,440	30,722
Pet Supplies	2,301	2,634	3,716
Corporate & Other	890	1,355	1,586

Total Sales	33,737	36,429	36,024

2001 Compared to 2000

        Consolidated sales for 2001 totaled $33,737,000, a decrease of $2,692,000, or 7.4%, from 2000. The Company experienced sales declines in each business segment due primarily to lower selling prices and unfavorable weather conditions.

        In the Company's primary segment, work gloves and protective wear, sales declined $1,894,000, or 5.8%, in 2001 compared to the previous year. Despite the addition of certain significant customers in the Company's consumer market, domestic revenues in this market were down 5.5% on essentially unchanged unit sales during the year. Weather patterns hampered the Company's efforts with weather much colder than normal in the spring reducing sales of seasonal gardening products. Winter weather at the end of 2001, however, was unusually warm, one of the warmest winters on record, causing reduced sales of winter products during the fourth quarter which is historically the Company's peak sales season.

        Sales in the industrial market declined approximately 5% despite unit sales growth of over 17%. Though the Company expanded its customer base and increased unit volume, revenue in this market decreased because of lower selling prices and increased sales of relatively low priced goods. The industry continues to experience declining costs on imported goods due to excess foreign productive capacity. During 2001, the Company improved market share with respect to disposable gloves and certain other low-priced, commodity gloves.

        Management anticipates the deflationary trend in the work gloves and protective wear segment to continue during 2002. Certain foreign governmental fees associated with importing products from many of the Company's suppliers are scheduled to be eliminated during the first quarter of the year which may further reduce the cost of selected imported goods. In addition, the slow-down in economic activity during 2001 has reduced demand for many industrial goods.

        Sales in the Company's pet supplies segment declined to $2,301,000 in 2001, down $333,000, or 12.6%, from the previous year. The primary cause of this reduction in sales was the loss of two major customers during 2000 which caused a continued sales decline in 2001 as expected. The new management team in this segment has added customers which are expected to make up approximately one third of the revenue loss associated with the customers lost in 2000 with additional customer additions expected during 2002.

        Sales in the Company's corporate and other segment consist primarily of the Company's Boss Balloon revenues. Management has changed the distribution method in this business in an effort to improve market coverage while reducing reliance on field sales representation with direct store servicing. This change temporarily disrupted business with certain accounts and has not yet resulted in improved market share. Management plans to review this operation and evaluate alternatives to improve sales during the year.

2000 Compared to 1999

        Consolidated sales for 2000 increased $405,000, or 1.1%, from 1999 to a total of $36,429,000. This increase was attributable to improved sales in the Company's work gloves and protective wear segment partially offset by lower sales in the pet supplies and corporate and other segments.

        Sales in the Company's work gloves and protective wear segment increased $1,718,000, or 5.6%, in 2000 compared to the prior year. The Company's restructuring of its sales force and more aggressive sales efforts during the year were successful in broadening the Company's customer base in both the consumer and industrial markets. In addition, glove sales benefited from colder weather during the fourth quarter of 2000 in comparison to 1999. While the increase in customers and colder weather increased volume during 2000, pricing continued to fall through the year because of excess foreign productive capacity. Revenues increased 7.6% in the consumer market on unit volume growth of approximately 14%, while industrial market sales increased 2.2% on unit volume growth of roughly 17%.

        In the pet supplies segment, sales totaled $2,634,000 for 2000, a decline of $1,082,000, or 29.1%. During the year, Warren lost its two largest customers which accounted for 50% of 1999 sales. The loss of these two accounts significantly reduced 2000 sales. Management completed the installation of a new sales team with industry experience during the third quarter of 2000 to aggressively pursue new business.

        Sales in the Company's corporate and other segment consist primarily of the Company's Boss Balloon revenues. In this segment, 2000 sales declined by $231,000, or 14.6%. The Company changed its balloon distribution focus during the year in an effort to improve market coverage. However, this change resulted in a disruption of business to certain accounts during the second half of the year. The Company also changed its sales management in this segment during the fourth quarter of 2000 to provide a more experienced sales team.

Gross Margin

	2001		2000		1999
Gross Margin by Segment $(000)
	$	%	$	%	$	%
Work Gloves/Protective Wear	10,755	35.2%	10,075	31.1%	8,251	26.9%
Pet Supplies	925	40.2%	1,099	41.7%	1,332	35.8%
Corporate & Other	466	52.4%	784	57.9%	674	42.5%

Total Gross Margin	12,146	36.0%	11,958	32.8%	10,257	28.5%

2001 Compared to 2000

        As expected, the Company's gross margin during 2001 improved significantly as a percentage of sales compared to the previous year. Consolidated gross margin increased to $12,146,000, up $188,000 despite lower sales during the year. Total gross margin increased to 36% of sales, an increase of 3.2% for the year. This increase was due primarily to the elimination of domestic manufacturing in 2000 in the work gloves and protective wear segment. The gross margin in this segment improved 4.1% due to the elimination of manufacturing operational losses and relatively higher margins on imported goods previously manufactured domestically.

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

Operating Expenses

	2001		2000		1999
Operating Expense by Segment $(000)
	$	%	$	%	$	%
Work Gloves/Protective Wear	9,706	31.8%	9,667	29.8%	9,368	30.5%
Pet Supplies	987	42.9%	975	37.0%	913	24.6%
Corporate & Other	1,124	—	1,272	—	1,766	—

Total Operating Expense	11,817	35.0%	11,914	32.7%	12,047	33.4%

2001 Compared to 2000

        During 2001, operating expenses declined $97,000, less than 1%, from the prior year on a consolidated basis. While down in total, operating expenses increased as a percentage of sales due to the Company's decline in 2001 revenues.

        In the work gloves and protective wear segment, operating expenses increased $39,000. Though certain sales related and administrative expenses, notably commission expense, declined in 2001, these decreases were more than offset by increased warehousing and freight expenses. The increase in unit volume during 2001 was a significant factor in the escalation of warehousing and freight expense. The weight of products shipped and freight rates increased during the year. In addition, the units received, processed and shipped increased resulting in higher warehousing expense.

        Operating expenses were essentially unchanged in the pet supplies segment. Declines in commission and administrative expenses were offset by increased bad debt expense attributable primarily to the bankruptcy of a customer. Corporate and other operating expenses declined $148,000 due to lower commission expenses in the Company's balloon operations as well as reduced corporate office administrative expenses.

2000 Compared to 1999

        Operating expenses totaled $11,914,000 in 2000, down $133,000 from 1999. This reduction coupled with the Company's increased sales resulted in a 0.7% reduction in operating expenses as a percentage of sales. The decline in operating expense resulted from reduced expenditures in the corporate and other segment attributable to lower franchise taxes, lower professional fees and reduced expenditures for annual meeting and other shareholder related expenses.

        In the work gloves and protective wear segment, operating expenses increased by $299,000 during 2000, though such expenses declined slightly as a percentage of sales. Certain sales and volume related expenses such as outbound freight, warehousing expense and commissions increased in comparison to the prior year. In addition, warehousing expenses in the Company's Canadian operations increased due to the termination of certain manufacturing operations which previously absorbed such costs. These increases were partially offset by reduced selling and administrative payroll expenses as well as lower system consulting expenses in 2000. Operating expenses increased $62,000 in the pet supplies segment during 2000 due primarily to increased warehousing and handling expenses.

Operating Earnings Before Asset Sales and Writedowns

Operating Earnings (Loss) Before Asset Sales by Segment $(000)	2001	2000	1999
Work Gloves & Protective Wear	1,049	410	(1,117)
Pet Supplies	(62)	123	419
Corporate & Other	(658)	(489)	(1,092)

Total Operating Earnings (Loss)	329	44	(1,790)

2001 Compared to 2000

        Despite lower sales in all business segments, the Company increased operating earnings on a consolidated basis for 2001 to $329,000, up $285,000 from 2000. This improvement was primarily attributable to improved margins and the elimination of manufacturing operating losses in the Company's work gloves and protective wear segment. Operating earnings in this segment increased to $1,049,000, up $639,000 from 2000.

        Operating earnings declined $185,000 in the pet supplies segment due to lower sales attributable to the loss of customers in 2000. In the corporate and other segment, operating earnings declined due primarily to lower balloon sales.

2000 Compared to 1999

        The Company returned to profitability from an operating earnings standpoint in 2000 earning $44,000 for the year, up substantially from the loss of $1,790,000 in 1999. Operating earnings in the Company's primary line of business, work gloves and protective wear, rebounded to $410,000 in 2000, up from a loss of $1,117,000 in 1999 on improved sales and margins. In addition, the Company realized a substantial improvement in the corporate and other segment due to reduced corporate operating expenses and improved margins in the Company's balloon operations. Pet supplies operating earnings declined because of lower sales due to the loss of customers during the year.

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

        In addition to closing the Greenville plant, the Company also ceased manufacturing at its Juarez, Mexico plant during the third quarter of 2000 and sold its facilities in Juarez during 2001. The Company recorded no significant gain or loss on this disposition of facilities.

Other Income (Expense)

        The Company's interest income totaled $77,000 in 2001, down $89,000 from 2000. Interest income decreased due in large part to lower interest rates with rates declining steadily during the year. Lower interest rates also resulted in reduced interest expense. Interest expense declined to $298,000 in 2001, down $53,000 from 2000. Lower interest rates more than offset increased borrowing during the second and third quarters which resulted from borrowings to support higher inventory levels.

        In the first quarter of 2001, the Company realized a gain of approximately $120,000 upon collection of a favorable jury verdict in litigation involving the Company's 1996 sale of its Family Safety Products, Inc. subsidiary's assets. This litigation was concluded at that time.

        The Company recognized a $406,000 gain in the fourth quarter of 2001 in connection with the receipt of Principal Financial Group, Inc ("PFG") stock. As a policyholder, the Company retains certain contractual interests in PFG. During October 2001, PFG converted from a mutual insurance company into a stock enterprise through a demutualization transaction. To complete the demutualization, PFG issued consideration in the form of stock to existing participating policyholders in exchange for their mutual membership rights. The Company received approximately 22,000 PFG shares and recorded a gain of $18.50 per share based on PFG's Initial Public Offering price. Management may sell this stock at any time based upon its evaluation of market conditions. Until disposition, any changes in the market value of the PFG stock will be reflected in "Comprehensive Earnings" in the Company's Consolidated Statement of Stockholders' Equity.

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

Income Tax Expense

        During 2001, the Company recorded an income tax benefit of $89,000 due primarily to state income tax refunds expected in connection with certain state filing method changes. Because of losses in prior years, the Company had minimal federal income tax expense in 2001 and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to a change in control experienced in 1996.

Liquidity and Capital Resources

2001 Compared to 2000

        The Company generated $2,275,000 in cash flow from operating activities during 2001, an increase of $6,628,000 from 2000. The improved cash flow was largely attributable to lower accounts receivable, reduced inventory, less cash required in connection with accrued liabilities and improved earnings. Accounts receivable declined in 2001 because of lower December sales due in large part to warmer weather in comparison to the previous year. Management reduced inventory levels in the fourth quarter of 2001 in anticipation of lower demand in the slowing economy. Cash required to fund accrued liabilities declined substantially in 2001 due primarily to the completion of facility closings in 2000.

        Net cash used by investing activities totaled $45,000 in 2001. This compares to $698,000 in cash provided by investing activities in 2000 when the Company received cash from the sale of facilities closed during the year. The Company's purchases of property and equipment were very limited in 2001, totaling only $47,000, and consisted primarily of information technology upgrades and facility improvements.

        The Company used the bulk of the cash generated by operating activities to pay down its revolving line of credit and long-term obligations. Consequently, financing activities consumed $2,231,000 of cash. This compares to cash provided by financing activities of $1,725,000 in 2000 when the Company borrowed funds to meet working capital requirements.

        The Company ended 2001 with $2,039,000 in cash and $515,000 in marketable securities. Outstanding borrowings on the Company's $10,000,000 revolving credit facility totaled $762,000 at the end of 2001, down from $2,780,000 in the previous year. The Company's availability under this facility, due to certain collateral limitations, totaled $6,248,000 as of December 29, 2001. The Company ended the year with ample liquidity and expects to have adequate liquidity to provide for anticipated obligations during 2002 from funds currently available. During 2002, the Company anticipates increased capital expenditure requirements to improve its headquarters facilities and provide certain system enhancements to upgrade communications, streamline record storage and augment networking capabilities. Such capital expenditures are anticipated to total approximately $250,000 to $450,000 in 2002.

        To improve its return on funds, the Company may invest a material portion of its cash in marketable securities. These securities may include stocks, bonds and other securities traded on major U.S. exchanges or NASDAQ. Such investments involve risk and may result in losses which could be significant to the Company in the event of unfavorable market conditions or unanticipated results.

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

        Following is a table summarizing the Company's contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations $(000)	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	1,607	149	1,458	—	—
Capital Lease Obligations	8	5	3	—	—
Operating Leases	192	114	78	—	—

Total Contractual Cash Obligations	1,807	268	1,539	—	—

		Amount of Commitment Expiration Per Period
Other Commercial Commitments $(000)	Total Amount Committed	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lines of Credit	762	—	762	—	—

Total Commercial Commitments	762	—	762	—	—

2000 Compared to 1999

        During 2000, operating activities used cash of $4,353,000, compared to providing cash of $4,158,000 in 1999. The most significant factor impacting this change in operating cash flows was inventory levels. The Company increased inventory by $1,544,000 in 2000 as compared to reducing inventory by $4,077,000 in the prior year. The reduction in inventory at the end of 1999 resulted in reduced shipping performance during the first quarter of 2000 causing management to increase inventory levels. In addition, the Company increased inventory quantities of certain goods in preparation for the closing of its manufacturing facility in Alabama.

        Reductions in accrued liabilities during 2000 consumed $2,169,000 of operating cash flow. The Company completely liquidated its $1,100,000 Greenville, Alabama disposition reserve during the year. Additional reductions in accrued liabilities were attributable to Hugo Boss settlement compliance costs, closing costs associated with the Juarez, Mexico facility and health claim costs on a terminated policy. Operating cash flows were also negatively impacted in 2000 by a $1,295,000 increase in accounts receivable attributable to significantly higher December 2000 sales in comparison to 1999.

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

Inflation

        The Company does not believe that the moderate rates of inflation experienced in the United States over the last three years have had a material effect on its net sales or profitability. The Company obtains finished goods from various foreign countries which have experienced deflationary conditions during the last three years, thereby decreasing the Company's cost of goods sold for many items, particularly in the work gloves and protective wear segment. The Company believes such price changes have increased price competition in this segment.

Overview and Outlook for 2002

        Operating results continued to improve in 2001 with the Company completing a second year of profitability despite a very challenging and competitive environment. The Company benefited from improved margins during the year, as expected. This improvement was attributable in large part to the recent management initiative to eliminate domestic manufacturing.

        Margins also benefited from lower acquisition cost on imported goods in the work gloves and protective wear segment. Unfortunately, the extremely competitive environment in this segment coupled with lower acquisition cost has resulted in constantly falling selling prices in recent years. Lower unit selling prices have made revenue growth extremely difficult to attain. With the elimination of certain export fees in 2002 by one of the world's largest exporting countries, management anticipates further unit price reductions in the coming year.

        In addition to lower selling prices during 2001 and the overall economic slowdown, the Company struggled with unfavorable weather conditions. The spring of 2001 was relatively cold which depressed sales of garden products. However, the late fall and early winter season was among the warmest on record, causing lower than normal demand for winter products.

        The unit volume of products shipped by the Company increased significantly during the year reflecting the Company's addition of several significant customers in both the consumer and industrial markets it serves. This growth in unit volume was overshadowed by lower selling prices. Despite lower revenues, overall profitability increased because of improved margins.

        The Company ended the year in a substantially improved financial position with debt down significantly and borrowings on the revolving line of credit at an historic low. Management believes the Company is financially well positioned to deal with potential market instability.

        Management intends to continue its focus on expanding the Company's base of business and increasing unit volume to counter the revenue challenge presented by lower selling prices. In addition, the Company expects to offer certain new, complementary products to existing customers in an effort to expand revenues. During 2002, management plans to evaluate the Company's subsidiary operations to determine the best course of action to improve overall profitability. To further broaden the

Company's base of business, management plans to evaluate potential acquisition opportunities during the year. The Company can provide no assurance as to the success of these growth plans.

Market Risk

        The Company's primary market risk exposure consists of changes in short-term prime and LIBOR interest rates on certain borrowings that bear interest at floating rates. These debt instruments include a $1,337,000 mortgage note payable and the Company's revolving line of credit, on which the Company had borrowed $762,000 at December 29, 2001. The effective annual interest rates on these facilities as of December 29, 2001 were 4.0% and 4.4% respectively. Based on the principal indebtedness outstanding as of December 29, 2001, an increase of one percent per annum in the effective interest rate would increase the Company's annual interest expense on such indebtedness by approximately $21,000. The Company's borrowings on its revolving line of credit fluctuate during the year depending on working capital requirements.

        In addition, the Company is subject to equity market risk exposure with regard to marketable securities that its owns or may own in the future, including its PFG stock which is classified as an available-for-sale security in the Company's financial statements. All investments in marketable securities are subject to price fluctuations typical for such equity investments until disposition. At December 29, 2001 the fair market value of the Company's available-for-sale securities totaled $515,000.

        The Company has no investments in derivative financial instruments and generally makes its purchases of imported goods in U.S. dollars to minimize foreign exchange risk.

Item 8. Financial Statements and Supplementary Data

        The following consolidated financial statements and schedules of the Company and its Accountants' Opinion are set forth in Part IV, Item 14, of this Report:

  (i)
  Unqualified Opinion of Independent Accountants dated February 15, 2002.

  (ii)
  Consolidated Balance Sheets—as of December 29, 2001 and December 30, 2000.

  (iii)
  Consolidated Statements of Operations, Cash Flows and Stockholders' Equity for the years ended December 29, 2001, December 30, 2000 and December 25, 1999.

  (iv)
  Notes to the Consolidated Financial Statements.

  (v)
  Schedule II—Valuation and Qualifying Accounts.

Item 9. Changes in And Disagreements With Auditors on Accounting And Financial Disclosures

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information appearing in the Company's Definitive Proxy Statement prepared in connection with its 2002 Annual Meeting of Stockholders (the "Proxy Statement") under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

PART IV

Item 14. Exhibits, Financial Statements And Reports on Form 8-K

(a)	(1) Report of Independent Certified Public Accountants dated February 15, 2001 attached as page F-1 to this report.
(2) Financial Statements attached as pages F-2 through F-20 to this report:
Consolidated Balance Sheets—as of December 29, 2001 and December 30, 2000;
Consolidated Statements of Operations, Cash Flows and Stockholders' Equity for the years ended December 29, 2001, December 30, 2000 and December 25, 1999;
Notes to the Consolidated Financial Statements.
(3) Schedule II—Valuation and Qualifying Accounts attached as page F-21 to this report.
(b)	Reports on Form 8-K:
None filed during the 4th Quarter of 2001.
(c)	Exhibits:
The exhibits filed with or incorporated into this report are listed in the Index to Exhibits which follows.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSS HOLDINGS, INC. (Registrant)
By:	/s/ J. BRUCE LANCASTER J. Bruce Lancaster Chief Financial Officer, Director Date: March 29, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ G. LOUIS GRAZIADIO, III G. Louise Graziadio, III	Chairman of the Board and Chief Executive Officer	March 29, 2002
By:	/s/ PERRY A. LERNER Perry A. Lerner	Director	March 29, 2002
By:	/s/ LEE E. MIKLES Lee E. Mikles	Director	March 29, 2002
By:	/s/ PAUL A. NOVELLY Paul A. Novelly	Director	March 29, 2002
By:	/s/ RICHARD D. SQUIRES Richard D. Squires	Director	March 29, 2002

INDEX TO EXHIBITS

(3)(i)	Articles of Incorporation
3.1	Certificate of Incorporation (see note A below)
3.1.1	Amendment to Certificate of Incorporation, dated December 7, 1998 (see note B below)
3.1.2	Amendment to Certificate of Incorporation, dated June 30, 2000 (see note C below)
(3)(ii)	By-Laws
3.2	By-Laws (see note A below)
(10)	Material Contracts
10.1	1998 Incentive Stock Option Plan, as amended (see note D below)
10.2	1998 Non-Employee Director Stock Option Plan, as amended (see note D below)
10.3	Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated June 16, 2000 (see note C below)
10.4	Executive Severance Agreement by and between Boss Holdings, Inc. and J. Bruce Lancaster dated July 16, 2001
21.1	Subsidiaries of the Registrant

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
December 29, 2001 and December 30, 2000

Report of Independent Certified Public Accountants

Board of Directors
Boss Holdings, Inc.

        We have audited the accompanying consolidated balance sheets of Boss Holdings, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boss Holdings, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II of Boss Holdings, Inc. and Subsidiaries for each of the three years in the period ended December 29, 2001. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP
Atlanta, Georgia
February 15, 2002

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except per share data)

	December 29, 2001	December 30, 2000
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,039	$2,058
Available-for-sale securities	515	—
Accounts receivable, net of allowance for doubtful accounts and returns of $413 and $497, respectively	6,579	8,068
Inventories	10,105	11,244
Prepaid expenses	462	415
Other	136	—

Total current assets	19,836	21,785
PROPERTY AND EQUIPMENT, NET	3,277	3,626
OTHER ASSETS	51	51

	$23,164	$25,462

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term obligations	$154	$212
Accounts payable	665	1,115
Accrued payroll and related expenses	469	594
Accrued liabilities	1,062	1,430

Total current liabilities	2,350	3,351
LONG-TERM OBLIGATIONS	2,223	4,396
STOCKHOLDERS' EQUITY
Common stock, $.25 par value; 10,000,000 shares authorized, 1,934,904 shares issued and outstanding	484	484
Additional paid-in capital	67,437	67,437
Accumulated deficit	(47,572)	(48,357)
Accumulated other comprehensive deficit	(8)	(99)

	20,341	19,465
Less: 13,654 treasury shares—at cost	(1,750)	(1,750)

Total stockholders' equity	18,591	17,715

	$23,164	$25,462

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except per share data)

	Year ended December 29, 2001	Year ended December 30, 2000	Year ended December 25, 1999
Net sales	$33,737	$36,429	$36,024
Cost of sales	21,591	24,471	25,767

Gross profit	12,146	11,958	10,257
Operating expenses	11,817	11,914	12,047

	329	44	(1,790)
Write-down of operating assets	—	—	(1,100)

Earnings (loss) from operations	329	44	(2,890)
Other income and (expense)
Interest income	77	166	103
Interest expense	(298)	(351)	(515)
Gain on lawsuit settlement net of settlement expenses	120	150	1,135
Gain on receipt of securities	406	—	—
Other	62	67	29

Net earnings (loss) before income taxes	696	76	(2,138)
Income tax benefit (expense)	89	(42)	(18)

Net earnings (loss)	$785	$34	$(2,156)

Net earnings (loss) per common share, basic and diluted	$0.41	$0.02	$(1.11)

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 29, 2001, December 30, 2000 and December 25, 1999

(Dollars and share amounts in thousands)

					Accumulated Other Comprehensive Earnings (Deficit)
	Common stock					Treasury stock
			Additional Paid-in Capital	Accumulated Deficit				Total Stockholders' Equity
	Shares	Dollars				Shares	Dollars
Balance, December 26, 1998	1,942	$486	$67,453	$(46,235)	$(119)	—	$(1,750)	$19,835
Comprehensive earnings (loss):
Net loss	—	—	—	(2,156)	—	—	—	(2,156)
Foreign currency translation adjustment	—	—	—	—	29	—	—	29

Comprehensive loss								(2,127)
Exercise of stock options	32	8	16	—	—	—	—	24
Purchase and retirement of common stock	(25)	(6)	(36)	—	—	—	—	(42)
Common stock cancelled	(14)	(4)	4	—	—	—	—	—

Balance, December 25, 1999	1,935	484	67,437	(48,391)	(90)	(14)	(1,750)	17,690
Comprehensive earnings (loss):
Net earnings	—	—	—	34	—	—	—	34
Foreign currency translation adjustment	—	—	—	—	(9)	—	—	(9)

Comprehensive earnings								25

Balance, December 30, 2000	1,935	484	67,437	(48,357)	(99)	(14)	(1,750)	17,715
Comprehensive earnings (loss):
Net earnings	—	—	—	785	—	—	—	785
Foreign currency translation adjustment	—	—	—	—	(18)	—	—	(18)
Unrealized gain on available-for-sale securities	—	—	—	—	109	—	—	109

Comprehensive earnings								876

Balance, December 29, 2001	1,935	$484	$67,437	$(47,572)	$(8)	(14)	$(1,750)	$18,591

The accompanying notes are an integral part of this statement.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Year ended December 29, 2001	Year ended December 30, 2000	Year ended December 25, 1999
Cash flow from operating activities:
Net earnings (loss)	$785	$34	$(2,156)
Adjustments to reconcile net earnings (loss) to cash flow from operating activities:
Write-down of operating assets	—	—	1,100
Depreciation	382	456	474
Loss on disposal of operating assets	12	—	—
Receipt of available-for-sale securities	(406)	—	—
(Increase) decrease in operating assets:
Accounts receivable	1,489	(1,295)	(289)
Inventories	1,139	(1,544)	4,077
Prepaid expenses and other current assets	(183)	233	53
Other assets	—	(22)	67
Increase (decrease) in operating liabilities:
Accounts payable	(450)	(46)	(117)
Accrued liabilities	(493)	(2,169)	949

Net cash provided (used) by operating activities	2,275	(4,353)	4,158
Cash flow from investing activities:
Proceeds from disposition of operating assets	2	770	—
Purchases of property and equipment	(47)	(72)	(623)
Proceeds from payments on note receivable	—	—	1,038

Net cash (used) provided by investing activities	(45)	698	415

The accompanying notes are an integral part of these statements.

	Year ended December 29, 2001	Year ended December 30, 2000	Year ended December 25, 1999
Cash flow from financing activities:
Net (repayments) borrowings on revolving line of credit	(2,019)	1,947	(3,261)
Proceeds from long-term debt	—	—	1,500
Repayment of long-term obligations	(212)	(222)	(957)
Proceeds from exercise of stock options and warrants	—	—	24
Retirement of common stock—limited tender	—	—	(42)

Net cash (used) provided by financing activities	(2,231)	1,725	(2,736)
Effect of exchange rate changes on cash	(18)	(9)	29

Net (decrease) increase in cash during period	(19)	(1,939)	1,866
Cash and cash equivalents at the beginning of the period	2,058	3,997	2,131

Cash and cash equivalents at the end of the period	$2,039	$2,058	$3,997

Supplemental disclosure:
Interest paid	$264	$334	$508
Income taxes paid (refunded), net	55	64	(15)
Noncash investing and financing activities:
Assets purchased under capital lease obligation	$—	$13	$253
Unrealized gain on available-for-sale securities	109	—	—

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2001, and December 30, 2000

(Dollar amounts in thousands except per share data)

(1)    Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        Boss Holdings, Inc. and its subsidiaries are engaged primarily in the import, marketing and distribution of gloves, boots, rainwear and pet products. Customers, located throughout North America, include retailers ranging from convenience stores to mass merchandisers and various commercial users.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Boss Holdings, Inc. ("BHI"), and its wholly owned subsidiary, Boss Manufacturing Holdings, Inc. and subsidiaries ("BMHI") (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Fiscal Year

        The Company maintains a 52/53-week year ending on the last Saturday of the calendar year. Fiscal years 2001 and 1999 each contained 52 weeks, while 2000 contained 53 weeks.

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on hand, time deposits, and liquid debt instruments such as commercial paper with maturities of three months or less from the date of purchase.

Marketable Securities

        The Company classifies marketable equity securities as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"). In accordance with the provisions of SFAS 115, marketable securities are stated at fair value with net unrealized gains and losses included in accumulated other comprehensive earnings (deficit). See Note 10, "Available-for-Sale Securities," for further discussion.

Revenue Recognition

        The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period goods ship to the customer. Sales in any single foreign geographic area or to any single customer did not exceed 10% of net sales for 2001, 2000 or 1999.

Shipping and Handling Fees and Costs

        The Company adopted Emerging Issues Task Force ("EITF") 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires significant shipping and handling costs not classified as cost of sales to be disclosed in both the amount of such costs and the line item that includes them in the consolidated statements of operations. Cost of sales includes shipping and handling costs associated with inbound freight. Operating expenses include shipping and handling costs associated with outbound freight of $1,793, $1,720 and $1,568 for 2001, 2000 and 1999, respectively.

Inventories

        The Company states inventory at the lower of cost or market using the first-in, first-out ("FIFO") method. During the fourth quarter of 2001, the domestic operations of the work gloves and protective wear segment (comprising approximately 80% of total inventories) changed from the last-in, first-out ("LIFO") method to FIFO. The Company has been experiencing reduced costs in this segment resulting from a combination of buying improvements, increased imports and market conditions. Management believes the change in accounting principle provides a better measurement of operating results by maintaining an effective matching of revenues and expenses. The net effect of the change in accounting principle was not material to the financial statements, and accordingly, no retroactive restatement of prior years' financial statements was required.

Warranty Costs and Returns

        The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs of warranty obligations and returns are classified as accrued liabilities and are immaterial to the financial statements as a whole.

Property, Equipment and Depreciation

        Property and equipment are recorded at historical cost. The Company provides for depreciation using the straight-line method over the following estimated useful lives:

Machinery and equipment	3 to 10 years
Office Furniture and equipment	3 to 8 years
Buildings	35 years

        Depreciation expense was $382, $456 and $474 for 2001, 2000 and 1999, respectively.

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, marketable securities and long-term debt. The carrying value of cash equivalents approximates fair value due to the relatively short period to maturity of the instruments. The carrying value of marketable securities equals fair value based on the quoted market prices of shares held by the Company. The carrying value of long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

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

Advertising Costs

        The Company generally expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 2001, 2000 and 1999 was $968, $924 and $807, respectively.

Systems Development Costs

        In 1999, the Company adopted AICPA Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Systems Developed or Obtained for Internal Use. Pursuant to SOP 98-1, the Company capitalizes certain systems development costs that meet established criteria and amortizes these amounts over a three-year period.

        The Company capitalized systems development costs of $0, $0 and $427 for 2001, 2000 and 1999, respectively.

Earnings (Loss) Per Share

        Basic net earnings (loss) per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

(2)    Inventories

	December 29, 2001	December 30, 2000
Raw Materials	$188	$224
Work in Progress	15	64
Finished Goods	9,902	10,956

	$10,105	$11,244

(3)    Property and Equipment

	December 29, 2001	December 30, 2000
Machinery and equipment	$720	$726
Buildings and improvements	3,061	3,061
Office furniture and equipment	1,182	1,151

Total property and equipment	4,963	4,938
Less accumulated depreciation	(1,789)	(1,415)

	3,174	3,523
Land	103	103

	$3,277	$3,626

(4)    Long-Term Obligations

Long-Term Debt

	December 29, 2001	December 30, 2000
BHI revolving line of credit	$762	$2,780
Boss Manufacturing Real Estate, Inc. mortgage note payable to a lender. Requires monthly principal payments of $6. Interest is at LIBOR plus 2.1%, adjusted monthly (effective rate of 4.0% at December 29, 2001). All remaining principal is due in October 2004. Collateralized by all real and personal property of Boss Manufacturing Real Estate, Inc. located in Springfield, Illinois.	1,337	1,413
Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $7, including interest at 3%, through June 2005. Collateralized by all real property of Boss Manufacturing Company's Kewanee, Illinois facilities.	270	342

Total long-term debt	2,369	4,535
Less current maturities	149	147

Long-term debt	$2,220	$4,388

        Scheduled principal payments of long-term debt are as follows:

Fiscal year:
2002	$149
2003	914
2004	1,266
2005	40

Total	$2,369

        In June 2000, the Company entered into a loan and security agreement (the "Credit Agreement") with a commercial bank. The Credit Agreement expires in May 2002 and provides a revolving credit facility up to $10,000 based on a formula that includes eligible accounts receivable and inventories. The Company expects to renew this agreement upon expiration with substantially equivalent terms. Interest is payable monthly at the bank's prime rate or, at the Company's option, LIBOR plus 2.1% (combined effective rate of 4.4% at December 29, 2001). The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. Availability under this credit agreement was $6,248 at December 29, 2001.

        The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including current ratio, minimum tangible net worth, debt service coverage and debt to tangible net worth. As of December 29, 2001, the Company was in compliance with such covenants. The Company's accounts receivable and inventories secure the credit facility.

Capital Lease Obligations

        Long-term obligations include future minimum payments under capital leases as described in the following note, "Commitments and Contingencies."

(5)    Commitments and Contingencies

Leases

        The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2005 and require the Company to pay all maintenance costs. Rent expense under these leases was approximately $274, $172 and $137 for 2001, 2000 and 1999, respectively. The following is a schedule by year of future minimum payments under capital and operating lease agreements, and the present value of future minimum rental payments under capitalized lease obligations at December 29, 2001:

	Capital	Operating	Total
Year ending December 31,
2002	$5	$114	$119
2003	3	64	67
2004	—	13	13
2005	—	1	1

Total minimum lease payments	8	$192	$200

Current portion of capital lease obligation	(5)

Present value of long-term capital lease obligation	$3

Litigation

        In August 1999, the Company reached an agreement in settlement of an action against a former officer and director of the Company. During 2001, the former officer failed to make required installment payments under the settlement agreement and filed for bankruptcy. The Company has obtained a final judgment in foreclosure of its mortgage on the former officer's residence. The Company will continue to pursue recovery of funds through sale of the foreclosed property, although the amount of any such recovery is uncertain at this time. The related receivable, net of valuation allowance, was $0 as of December 29, 2001 and December 30, 2000.

        The Company is also a defendant or has been notified of claims in several other actions against it. In the opinion of management, the ultimate outcome of these actions will not have a material adverse effect on the financial position of the Company.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2001 and December 30, 2000
(Dollar amounts in thousands except per share data)

(6)    Stockholders' Equity

Stock Options

        The Company has adopted two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, employees or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. Options granted to nonemployees are recognized over the related service period based on the estimated fair value of the options. The Company recorded no charges in the periods being presented. Stock option transactions are summarized as follows:

	Year ended December 30, 2001		Year ended December 30, 2000		Year ended December 25, 1999
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of period	228,590	$2.32	159,590	$1.90	33,590	$1.30
Granted	—	—	69,000	3.29	158,000	1.80
Exercised	—	—	—	—	(32,000)	0.75
Cancelled	(20,010)	2.77	—	—	—	—

Outstanding, end of period	208,580	$2.28	228,590	$2.32	159,590	$1.90

        The following table summarizes information about stock options outstanding that are exercisable at December 29, 2001:

Options outstanding and exercisable
Exercise price	Number outstanding at December 29, 2001	Weighted average remaining contractual life (years)	Weighted average exercise price
$98.25	80	3.8	$98.25
1.75	127,333	7.2	1.75
3.63	27,500	8.0	3.63

	154,913	7.3	$2.13

        The Company uses the intrinsic value method in accounting for its stock options issued to employees. In applying this method, no compensation cost has been recognized related to the granting of options to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards to employees under those plans, the

Stock Options (continued)

Company's net earnings (loss) and earnings (loss) per share would have resulted in the pro forma amounts indicated below:

	2001	2000	1999
Net earnings (loss)
As reported	$785	$34	$(2,156)
Pro forma	785	(27)	(2,196)
Basic and diluted net earnings (loss) per common share
As reported	$0.41	$0.02	$(1.11)
Pro forma	0.41	(0.01)	(1.13)

        The fair values were estimated using the Black-Scholes options-pricing model with the following weighted-average assumptions for 2000 and 1999, respectively; expected volatility of 50% and 50%, expected dividend yield of 0.0% and 0.0%, risk-free rate of return of 4.9% and 6.6%; and expected lives of 5 and 5 years. The Company granted no options in 2001.

(7)    Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings (loss) per share:

	2001	2000	1999
Numerator for basic and diluted net earnings (loss) per common share-earnings (loss) attributable to common stockholders	$785	$34	$(2,156)

Denominator for basic and diluted net earnings (loss) per common share-weighted average shares outstanding	1,935	1,935	1,943
Net earnings (loss) per common share, basic and diluted	$0.41	$0.02	$(1.11)

(8)    Employee Retirement Savings Plan

        The Company contributes to employee retirement plans covering substantially all of its employees. Charges to consolidated operations for these plans were as follows:

	2001	2000	1999
Discretionary Contribution Profit Sharing-401(k)	$24	$—	$90

(9)    Related Party Transactions

        During 2001, 2000 and 1999, compensation, fees and expense reimbursements paid to directors or their affiliates totaled $327, $392 and $518, respectively.

(10)    Available-for-Sale Securities

        The Company, as a policyholder, has certain contractual interests in Principal Financial Group, Inc. ("PFG"). During October 2001, PFG converted from a mutual insurance company into a stock enterprise through a demutualization transaction. In order to complete the demutualization, PFG issued consideration in the form of stock to existing participating policyholders in exchange for their membership interests.

        During 2001, the Company received approximately 22,000 shares of PFG stock as a result of its ownership of certain PFG policies prior to the demutualization. The Company's receipt of PFG stock has no effect on the related policies in force.

        The Company adopted EITF 99-4, Accounting for Stock Received from the Demutualization of a Mutual Insurance Company. Pursuant to EITF 99-4, the Company accounted for the receipt of stock at fair value with a gain recognized in other income. The receipt of stock, valued at PFG's Initial Public Offering price of $18.50 per share, produced a realized gain of $406.

        The Company classifies PFG stock as an available-for-sale investment. As of December 29, 2001, the unrealized holding gain totaled $109.

(11)    Income Taxes

        The Company records income taxes based on its consolidated tax return. Current and deferred federal and state tax expense (benefit) is as follows:

	December 29, 2001	December 30, 2000	December 25, 1999
Current income tax expense (benefit)
Federal	$20	$—	$—
State and local	(109)	64	18

	(89)	64	18
Deferred income tax expense (benefit)
Federal	$—	$(19)	—
State and local	—	(3)	—

	—	(22)	—

Total income tax (benefit) expense	$(89)	$42	$18

        The temporary differences result in a net deferred income tax asset that is reduced by a related valuation allowance, summarized as follows:

	December 29, 2001	December 30, 2000
Deferred income tax assets:
Operating loss carryforwards	$15,303	$15,675
Accounts receivable	196	228
Accruals	78	245
Compensation related	111	143
Tax credit carryforwards	305	235

Gross deferred tax assets	15,993	16,526
Deferred tax asset valuation allowance	(14,715)	(15,012)

Net deferred tax asset	1,278	1,514

Deferred income tax liabilities:
Available-for-sale securities	158	—
Inventories	904	1,259
Fixed assets	194	233

	1,256	1,492

Net deferred income tax asset	$22	$22

        Included in the tax credit carryforward is approximately $305 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

        Income tax expense and benefit for 2001, 2000 and 1999 consists primarily of current state taxes attributable to BMHI and its subsidiaries. Other current assets include refundable state income taxes of $136 and $0 at December 29, 2001 and December 30, 2000, respectively. Accrued liabilities include federal and state income taxes payable of $181 and $337 at December 29, 2001 and December 30, 2000, respectively. Other assets included the net deferred income tax asset of $22 at December 29, 2001 and December 30, 2000.

        At December 29, 2001, the Company had operating loss carryforwards for U.S. income tax purposes of $39,238 available to reduce future taxable income, which expire as follows:

Year of expiration	Net operating loss
2002	$222
2008	1,646
2009	8,120
2010	2,039
2011	16,549
2012	9,197
2019	535
2021	930

$39,238

        The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Service Code, during 1996. As a result, the utilization of the net operating losses that originated in or prior to 1996 is limited to a maximum of approximately $3,192 per year.

(12)    Write-down of Operating Assets

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

(13)    Operating Segments and Related Information

        The Company operates primarily in the work gloves and protective wear segment. Through its Boss Manufacturing Company subsidiary, the Company imports, markets and distributes gloves, boots and rainwear products. In addition, through its Warren Pet Products division of BMHI, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products.

        The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate and certain smaller operations are grouped into a miscellaneous column entitled, "Corporate and Other."

	Work Gloves and Protective Wear	Pet Supplies	Corporate and Other	Total
2001
Revenues	$30,546	$2,301	$890	$33,737
Segment (loss) profit	1,049	(62)	(658)	329
Earnings (loss) from operations	1,049	(62)	(658)	329
Total assets	17,659	1,241	4,264	23,164
Capital expenditures	47	—	—	47
Depreciation	361	12	9	382
2000
Revenues	$32,440	$2,634	$1,355	$36,429
Segment (loss) profit	410	123	(489)	44
Earnings (loss) from operations	410	123	(489)	44
Total assets	19,748	1,441	4,273	25,462
Capital expenditures	72	—	—	72
Depreciation	395	38	23	456
1999
Revenues	$30,722	$3,716	$1,586	$36,024
Segment (loss) profit	(1,117)	419	(1,092)	(1,790)
Asset sales and write-downs	(1,100)	—	—	(1,100)
(Loss) earnings from operations	(2,217)	419	(1,092)	(2,890)
Total assets	18,735	1,306	6,251	26,292
Capital expenditures	623	—	—	623
Depreciation	406	38	30	474

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 29, 2001 and December 30, 2000

(Dollar amounts in thousands except per share data)

(14)    Quarterly Consolidated Financial Information (Unaudited)

        The following is a summary of the unaudited quarterly results for fiscal 2001 and 2000:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2001
Net sales	$8,864	$7,174	$8,094	$9,605	$33,737
Gross profit	3,201	2,537	2,823	3,585	12,146
Net earnings (loss)	110	(261)	(77)	1,013	785
Net earnings (loss) per common share	0.06	(0.13)	(0.04)	0.52	0.41
Common shares used in per share calculation	1,934,904	1,934,904	1,934,904	1,934,904	1,934,904
2000
Net sales	$10,656	$6,977	$7,987	$10,809	$36,429
Gross profit	3,543	2,088	2,661	3,666	11,958
Net earnings (loss)	254	(706)	(150)	636	34
Net earnings (loss) per common share	0.13	(0.36)	(0.08)	0.33	0.02
Common shares used in per share calculation	1,934,904	1,934,904	1,934,904	1,934,904	1,934,904

(15)    Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 141, Business Combinations ("SFAS 141") and Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ("SFAS 142").

        SFAS 141 establishes accounting and reporting for business combinations by requiring that all business combinations be accounted for under the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS 141 also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001.

        SFAS 142 discontinues the practice of amortizing goodwill and indefinite-lived intangible assets, and initiates an annual review for impairment. Impairment would be examined more frequently if certain indicators existed. Intangible assets with a determinable useful life will continue to be amortized over the period. The provisions of SFAS 142 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

        In August 2001, the FASB issued Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations("SFAS 143"). The objective of SFAS 143 is to provide accounting guidance for legal obligations associated with the retirement of long-lived assets. The retirement obligations included within the scope of this project are those that an entity cannot avoid as a result of the acquisition, construction or normal operation of a long-lived asset. Components of larger systems also fall under this project, as well as tangible long-lived assets with indeterminable lives. The provisions of SFAS 143 are effective for financial statements issued for fiscal years beginning after June 15, 2002.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion).

        SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale, but provides additional guidance with regard to discontinued operations and assets to be disposed of. Furthermore, SFAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001.

        Management believes that the adoptions of the foregoing pronouncements will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

Boss Holdings, Inc. and Subsidiaries

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C			Column D		Column E
Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
Year ended December 29, 2001
Accounts receivable	$497	$298	$—		$382	(a)	$413
Inventories	659	145	—		292	(b)	512
Deferred income tax asset	15,012	—	—		297	(c)	14,715
Promissory note receivable	948	—	—		—		948

Total allowances deducted from assets	$17,116	$443	$—		$971		$16,588

Year ended December 30, 2000
Accounts receivable	$464	$92	$—		$59	(a)	$497
Inventories	723	87	—		151	(b)	659
Deferred income tax asset	12,978	—	2,034	(c)	—		15,012
Promissory note receivable	—	—	948	(d)	—		948

Total allowances deducted from assets	$14,165	$179	$2,982		$210		$17,116

Year ended December 25, 1999
Accounts receivable	$455	$81	$—		$72	(a)	$464
Inventories	817	69	—		163	(b)	723
Deferred income tax asset	12,474	—	504	(c)	—		12,978

Total allowances deducted from assets	$13,746	$150	$504		$235		$14,165

Notes:

(a)
Write off of uncollectible accounts

(b)
Write off of obsolete inventory

(c)
Maintenance of a valuation allowance discussed in Note 1 and Note 11 to the consolidated financial statements

(d)
Establishment of a 100% valuation allowance for a contingent asset discussed in Note 5 to the consolidated financial statements

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in And Disagreements With Auditors on Accounting And Financial Disclosures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statements And Reports on Form 8-K
SIGNATURES
  INDEX TO EXHIBITS
Boss Holdings, Inc. and Subsidiaries SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)