Form 10-Q
period 2002-03-30
BOSS HOLDINGS INC
filed 2002-05-14
CIK 916802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 30, 2002
Commission File No.	0-23204

BOSS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

221 West First Street
Kewanee, Illinois 61443
(Address of principal executive offices)

(309) 852-2131
(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common Stock, $.25 par value	1,934,904

PART I.- FINANCIAL INFORMATION

Item 1. Financial Statements

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)
(Unaudited)

	March 30, 2002	December 29, 2001
ASSETS
Current Assets
Cash and cash equivalents	$4,084	$2,039
Available-for-sale securities	553	515
Accounts receivable, net	5,011	6,579
Inventories	8,623	10,105
Prepaid expenses & other	330	598
Total current assets	18,601	19,836

Property and Equipment, net	3,232	3,277

Other Assets	51	51
	$21,884	$23,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$539	$665
Current portion of long-term obligations	154	154
Accrued payroll and related expenses	325	469
Accrued liabilities & other	589	1,062
Total current liabilities	1,607	2,350

Long-Term Obligations, Net of Current Portion	1,422	2,223

Stockholders’ Equity
Common stock	484	484
Additional paid-in capital	67,437	67,437
Accumulated deficit	(47,347)	(47,572)
Accumulated other comprehensive earnings (deficit)	31	(8)
	20,605	20,341
Less: treasury shares and warrants — at cost	1,750	1,750
Total stockholders’ equity	18,855	18,591
	$21,884	$23,164

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter ended March 30, 2002	Quarter ended March 31, 2001

Net sales	$8,255	$8,864

Cost of sales	5,175	5,663

Gross profit	3,080	3,201

Operating expenses	2,844	3,166

Operating income	236	35

Other income and (expense)
Interest income	11	27
Interest expense	(23)	(77)
Other	1	132

Income before income tax	225	117

Income tax expense	0	7

Net income	$225	$110

Weighted average shares outstanding	1,934,904	1,934,904

Net income per common share, basic and diluted	$0.12	$0.06

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Quarter ended March 30, 2002	Quarter ended March 31, 2001
Cash Flows Provided By Operating Activities:
Net income	$225	$110
Adjustments to reconcile net income to net cash provided (used) by operations:
Depreciation and amortization	80	93
Decrease in operating assets:
Accounts receivable	1,568	1,556
Inventories	1,482	196
Prepaid expenses and other current assets	268	102
Decrease in operating liabilities:
Accounts Payable	(126)	(732)
Accrued liabilities	(617)	(612)
Net cash provided by operating activities	2,880	713

Cash Flows Used by Investing Activities:
Purchases of property and equipment	(35)	0
Net cash used by investing activities	(35)	0

Cash Flows Used by Financing Activities:
Net borrowings (payments) on long-term obligations	(801)	(1,093)
Net cash used by financing activities	(801)	(1,093)

Effect of exchange rates on cash and cash equivalents	1	(17)

Net increase (decrease) in cash during period	2,045	(397)
Cash and cash equivalents at the beginning of the period	2,039	2,058
Cash and cash equivalents at the end of the period	$4,084	$1,661

Non cash investing and financing activities
Unrealized gain on available-for-sale securities	$38	$—

The accompanying notes are an integral part of these statements.

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

                Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting.  The Company believes that the disclosures are adequate to make the information presented not misleading.  However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 29, 2001.  The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2. Earnings Per Share

                Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period.  Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options and warrants outstanding during the period.

Note 3.  Inventories

                Inventories consist of the following (in thousands):

	March 30,	Dec 29,
	2002	2001
Raw materials	$190	$189
Work-in-process	13	15
Finished goods	8,420	9,901
	$8,623	$10,105

Note 4.  Subsequent Event

                Subsequent to March 30, 2002, the Company received a payment of $800,000 in settlement of its claims and security interests concerning a former officer and director of the Company.  The Company expects to record a gain on this transaction, net of legal expenses, during the second quarter of 2002.  The related receivable, net of valuation allowance, was $0 as of March 30, 2002.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them.  Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant’s products, pricing policies of competitors, investment results on funds invested in marketable securities by management, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions.  All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales

Sales by Segment $(000)	2002	2001
Work Gloves & Protective Wear	7,322	7,840
Pet Supplies	558	634
Corporate & Other	375	390
Total Sales	8,255	8,864

                Total revenues for the three months ended March 30, 2002 were $8,255,000, down $609,000, or 6.9%, from the comparable quarter in 2001.  In the work gloves and protective wear segment, sales declined $518,000 or 6.6%.  Sales in the consumer market of this segment were off 6.1% due in part to the shipping of an initial stocking order to a major account in the first quarter of 2001, curtailment of shipments to certain customers because of credit risk and lower selling prices.  Revenues generated from the industrial market in the work gloves and protective wear segment declined 7.5% due primarily to lower selling prices.  Unit shipping volume increased approximately 20% during the first quarter of 2002 compared to the comparable 2001 period in the industrial market.  The Company typically experiences lower revenues during warm weather months in the work gloves and protective wear segment and anticipates reduced sales in this segment during the upcoming months.

In the pet supplies segment, first quarter 2002 sales were down $76,000 or 12.0%, from the prior year.  This decline was primarily attributable to increased sales allowances offered by the Company to attract new customers.  Management plans to continue aggressive sales efforts in this segment to promote increased sales during the balance of the year.

Cost of Sales

Cost of Sales by Segment $(000)	2002	% Sales	2001	% Sales
Work Gloves & Protective Wear	4,623	63.1	5,117	65.3
Pet Supplies	376	67.4	388	61.2
Corporate & Other	176	46.9	158	40.5
Total Cost of Sales	5,175	62.7	5,663	63.9

Cost of sales for the three months ended March 30, 2002 totaled $5,175,000 compared to $5,663,000 in the corresponding period of 2001.  As a percentage of sales, cost of sales declined 1.2% in comparison to 2001.  This drop in cost of sales percentage was due primarily to lower product cost on imported goods in the Company’s work gloves and protective wear segment.  Cost of sales expense increased as a percentage of sales in the pet supplies segment due to increased sales allowances during the first quarter of 2002 in comparison to 2001.

Operating Expenses

Operating Expenses by Segment $(000)	2002	% Sales	2001	% Sales
Work Gloves & Protective Wear	2,299	31.4	2,574	32.8
Pet Supplies	206	36.9	235	37.1
Corporate & Other	339	—	357	—
Total Operating Expenses	2,844	34.5	3,166	35.7

                Operating expenses (selling, general and administrative or “S, G & A” expenses) totaled  $2,844,000 for the three months ended March 30, 2002, compared to $3,166,000 for the corresponding period in 2001.  S, G & A expenses declined $275,000 in the work glove and protective wear segment due to reduced warehouse expense, lower point of sale display cost, reduced commission expense and cost reductions in certain other administrative areas.  Warehouse expenses declined due to reduced inventory levels, which reduced space utilization and temporary labor expense, and lower utility costs that resulted from milder weather and lower utility rates.  Display expenses and commissions declined because of lower sales, while administrative expenses were lower due to certain cost reduction initiatives.  Operating expenses declined slightly in the Company’s other business segments due in part to lower sales.

Operating Income

Operating Income by Segment $(000)	2002	% Sales	2001	% Sales
Work Gloves & Protective Wear	400	5.5	149	1.9
Pet Supplies	(24)	(4.3)	11	1.7
Corporate & Other	(140)	—	(125)	—
Total Operating Income	236	2.9	35	0.4

                On a consolidated basis, operating income increased $201,000 for the first quarter of 2002 compared to the comparable period in 2001.  This increase was attributable to lower operating expenses and improved margins, which more than offset the impact of reduced sales during the period.

Other Income (Expense)

                The Company incurred $23,000 in interest expense during the first quarter of 2002, a decrease of $54,000 from the comparable period in 2001 due to reduced borrowings and lower interest rates.  Interest income declined from $27,000 in the first quarter of 2001 to $11,000 in the first quarter of 2002 despite increased cash holdings because of lower interest rates.  During the first quarter of 2001, the Company realized a gain of approximately $130,000 upon collection of a favorable jury verdict in litigation involving the Company’s 1996 sale of its Family Safety Products, Inc. subsidiary’s assets.

Taxes

                Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes.  These carryforwards have certain limitations due to a change in control experienced in 1996.

Liquidity and Capital Resources

                Operating activities provided $2,880,000 in cash in the first quarter of 2002, up $2,167,000 from the first quarter of 2001.  The primary sources of cash flow from operating activities were reduced accounts receivable and inventory.  Due to the seasonality of the Company’s work glove and protective wear business, the Company generally experiences reduced accounts receivable and inventory levels during the first and second quarter.  During 2001, unexpected sales declines coupled with strategic purchases of certain goods expected to be in short supply by year-end resulted in above normal inventory levels during the first half of the year.  The operating cash flow provided by net income as well as reduced accounts receivable and inventory was partially offset by funds used to pay down accounts payable and accrued liabilities.

                Investing activities used $35,000 in the first quarter of 2002, compared with no investment activity during the comparable period in 2001.  Investing activities consisted of purchases of property and equipment with expenditures incurred during the quarter on warehouse facility improvements and computer system networking infrastructure enhancements.

The Company ended the first quarter of 2002 with $4,084,000 in cash and no borrowings under its $10,000,000 revolving line of credit.  Due to certain collateral limitations, the Company’s availability under this line totaled $5,600,000 as of March 30, 2002.  The Company’s cash on hand and availability under the credit facility should provide adequate liquidity for the Company’s expected working capital and operating needs.

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

PART II. —OTHER INFORMATION

Item 1.  Legal Proceedings

In August 1999, the Company reached an agreement in settlement of an action against Richard Smyth, a former officer and director of the Company.  During 2001, Mr. Smyth failed to make required payments under the settlement agreement and filed for bankruptcy.  The Company subsequently obtained a final judgment in foreclosure of its mortgage on the former officer’s residence.

During the second quarter of 2002, the Company received payment of $800,000 in full satisfaction of its claims and security interests in this matter.  The Company expects to record a gain on this transaction, net of related legal expenses, in the second quarter of 2002.  The related receivable, net of valuation allowance, was $0 as of March 30, 2002.

The Company is also a party to various other legal actions incident to the normal operation of its business.  These lawsuits primarily involve claims for damages arising out of commercial disputes.  Management believes the ultimate disposition of these matters should not materially impair the Company’s consolidated financial position or liquidity.

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

BOSS HOLDINGS, INC.

Dated:	May 14, 2002	By:	/s/ J. Bruce Lancaster
J. Bruce Lancaster
Chief Financial Officer
(principal financial officer)