Form 10-Q
period 2002-06-29
BOSS HOLDINGS INC
filed 2002-08-13
CIK 916802

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 29, 2002
Commission File No.	0-23204

BOSS HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2002

Common Stock, $.25 par value	1,934,904

PART I.- FINANCIAL INFORMATION

Item 1. Financial Statements

BOSS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

(Unaudited)

	June 29, 2002	December 29, 2001
ASSETS

Current Assets
Cash and cash equivalents	$6,037	$2,039
Available-for-sale securities	—	515
Accounts receivable, net	4,607	6,579
Inventories	8,082	10,105
Prepaid expenses & other	338	598
Total current assets	19,064	19,836

Property and Equipment, net	3,179	3,277

Other Assets	51	51
	$22,294	$23,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$374	$665
Current portion of long-term obligations	155	154
Accrued payroll and related expenses	409	469
Accrued liabilities & other	692	1,062
Total current liabilities	1,630	2,350

Long-Term Obligations, Net of Current Portion	1,384	2,223

Stockholders’ Equity
Common stock	484	484
Additional paid-in capital	67,437	67,437
Accumulated deficit	(46,779)	(47,572)
Accumulated other comprehensive deficit	(112)	(8)
	21,030	20,341
Less: treasury shares - at cost	(1,750)	(1,750)
Total Stockholders’ equity	19,280	18,591
	$22,294	$23,164

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Quarter ended June 29, 2002	Quarter ended June 30, 2001	Six Months ended June 29, 2002	Six Months ended June 30, 2001

Net sales	$7,189	$7,174	$15,445	$16,038

Cost of sales	4,673	4,637	9,848	10,300

Gross profit	2,516	2,537	5,597	5,738

Operating expenses	2,690	2,739	5,534	5,904

Earnings (loss) from operations	(174)	(202)	63	(166)

Other income and (expense)
Interest income	29	19	40	45
Interest expense	(23)	(88)	(46)	(164)
Other	736	10	737	141

Earnings (loss) before income tax	568	(261)	794	(144)

Income tax expense	0	0	0	8

Net earnings (loss)	$568	$(261)	$794	$(152)

Basic earnings (loss) per common share	$0.29	$(0.13)	$0.41	$(0.08)

Diluted earnings (loss) per common share	$0.28	$(0.13)	$0.40	$(0.08)

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months ended June 29, 2002	Six Months ended June 30, 2001
Cash Flows Provided (Used) By Operating Activities:
Net earnings (loss)	$794	$(152)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	161	188
Gain on sale of available-for-sale securities	(238)	0
(Increase) decrease in operating assets:
Accounts receivable	1,972	2,623
Inventories	2,023	(1,928)
Prepaid expenses and other current assets	260	(19)
Decrease in operating liabilities:
Accounts payable	(291)	(681)
Accrued liabilities	(430)	(457)
Net cash provided (used) by operating activities	4,251	(426)

Cash Flows Provided (Used) by Investing Activities:
Proceeds from sale of available-for-sale securities	644	0
Purchases of property and equipment	(64)	(16)
Net cash provided (used) by investing activities	580	(16)

Cash Flows (Used) Provided by Financing Activities:
Net (repayments) borrowings on long-term obligations	(838)	414
Net cash (used) provided by financing activities	(838)	414

Effect of exchange rates on cash and cash equivalents	5	(5)

Net increase (decrease) in cash during period	3,998	(33)
Cash and cash equivalents at the beginning of the period	2,039	2,058
Cash and cash equivalents at the end of the period	$6,037	$2,025

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2002

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

Note 2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Six Months Ended
	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001
Numerator for basic and diluted net earnings (loss) per common share - earnings (loss) attributable to common stockholders	$568	$(261)	$794	$(152)

Denominator for basic net earnings (loss) per common share - weighted average shares outstanding	1,935	1,935	1,935	1,935
Effect of dilutive securities:
Employee stock options	126	—	63	—
Denominator for diluted earnings (loss) per common share	2,061	1,935	1,998	1,935

Basic earnings (loss) per common share	$0.29	$(0.13)	$0.41	$(0.08)

Diluted earnings (loss) per common share	$0.28	$(0.13)	$0.40	$(0.08)

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 29, 2002

Note 3.   Inventories

                Inventories consist of the following (in thousands):

	June 29, 2002	Dec 29, 2001
Raw materials	$139	$188
Work-in-process	15	15
Finished goods	7,928	9,902
	$8,082	$10,105

Note 4.  Other Income

The Company received a payment of $800,000 during the second quarter of 2002 in settlement of its claims and security interests concerning a former officer and director of the Company and recorded a net gain after legal expenses of $500,000 on this transaction.

During the second quarter of 2002, the Company sold approximately 22,000 shares of Principal Financial Group, Inc. (“PFG”) stock previously classified as available-for-sale securities.  The Company received this stock in the fourth quarter of 2001 in connection with PFG’s initial public offering.  As a result of the PFG stock sale, the Company recorded a gain of $238,000 during the second quarter.

Note 5.  Long-Term Obligations

In May 2002, the Company extended its loan and security agreement (the “Credit Agreement”) with a commercial bank.  The revised Credit Agreement expires in May 2004 and provides a revolving credit facility up to $8 million based on a formula that includes eligible accounts receivable and inventories.  Interest is payable monthly at the bank’s prime rate or, at the Company’s option, LIBOR plus 2.1%.  The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility.  As of June 29, 2002, the Company had no borrowings on the revolving credit facility.  Availability under this credit agreement was $6,222,000 at June 29, 2002.

The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including current ratio, minimum tangible net worth, debt service coverage and debt to tangible net worth.  As of June 29, 2002, the Company was in compliance with such covenants.  The Company’s accounts receivable and inventories secure the credit facility.

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

Sales

Sales by Segment	Quarter		Year-to-Date
$(000)	2002	2001	2002	2001
Work Gloves & Protective Wear	6,264	6,268	13,587	14,106
Pet Supplies	734	637	1,293	1,272
Corporate & Other	191	269	565	660
Total Sales	7,189	7,174	15,445	16,038

Total revenues for the three months ended June 29, 2002 were $7,189,000, essentially unchanged from the comparable quarter in 2001.  In the work gloves and protective wear segment, sales of $6,264,000 were virtually unchanged from the previous year.  Sales in both the consumer and industrial markets of this segment had little change for the quarter in comparison to 2001.  Though revenues were unchanged during the quarter, the volume of units shipped increased by 20% in the consumer market while declining by 1% in the industrial market, reflecting continued reduction in selling prices.  As expected, sales declined from the first quarter due to warmer weather conditions and should increase during the second half of the year as the fall and winter seasons approach.

In the pet supplies segment, second quarter 2002 sales increased $97,000 or 15.2%, from the prior year.  This sales growth was due in large part to new customers added during 2001 and the first quarter of 2002.  Management plans to continue aggressive sales efforts in this segment to promote increased sales during the balance of the year.

Sales in the corporate and other segment declined $78,000 on lower balloon sales.  Despite the introduction of unique new products and product repackaging, sales in this segment continued to decline during the second quarter.  Customer reaction to the new products has been favorable, but the retail sector served by this segment has been slow to place orders in the current unsettled economic environment.

On a year-to-date basis, consolidated sales declined $593,000, or 3.7%, with the bulk of this decrease attributable to the Company’s work gloves and protective wear segment.  First quarter sales for this segment were lower than recorded in the previous year due primarily to reduced pricing.  Units shipped for the six-month period were up approximately 8% compared to last year with unit volume higher in both the consumer and industrial markets.

Cost Of Sales

Cost of Sales by	Quarter				Year-to-Date
Segment $(000)	2002		2001		2002		2001
	$	%	$	%	$	%	$	%
Work Gloves & Protective Wear	4,120	65.8	4,123	65.8	8,744	64.4	9,240	65.5
Pet Supplies	440	59.9	387	60.8	816	63.1	776	61.0
Corporate & Other	113	59.2	127	47.2	288	51.0	284	43.0
Total Cost of Sales	4,673	65.0	4,637	64.6	9,848	63.8	10,300	64.2

Cost of sales for the three months ended June 29, 2002 totaled $4,673,000 compared to $4,637,000 in the corresponding period of 2001.  Both in dollars and as a percentage of sales, cost of sales was essentially unchanged from the previous year as the Company maintained margins while acquisition cost and selling prices declined in comparison to the previous year.

For the six-month period, cost of sales declined $452,000, while declining 0.4% as a percentage of sales.  This margin improvement was primarily attributable to the work gloves and protective wear segment.  Despite lower selling prices in this segment, the Company increased margin through aggressive purchasing efforts.

Operating Expenses

Operating Expenses by	Quarter				Year-to-Date
Segment $(000)	2002		2001		2002		2001
	$	%	$	%	$	%	$	%
Work Gloves & Protective Wear	2,097	33.5	2,153	34.4	4,396	32.3	4,727	33.5
Pet Supplies	240	32.7	233	36.6	446	34.5	469	36.9
Corporate & Other	353	—	353	—	692	—	708	—
Total Operating Expenses	2,690	37.4	2,739	38.2	5,534	35.8	5,904	36.8

Operating expenses (selling, general and administrative or “S, G & A” expenses) totaled  $2,690,000 for the three months ended June 29, 2002, compared to $2,739,000 for the corresponding period in 2001.  The decline in S, G & A expense during the second quarter was attributable to the work gloves and protective wear segment, where warehousing and communication expenses declined.  These expense reductions were partially offset by increased selling expenses, particularly in the cooperative advertising area.

S, G & A expenses declined $370,000 through June 2002 compared to the first six months of 2001.  As in the second quarter, the reduction was primarily attributable to the work gloves and protective wear segment.  By reducing inventory, negotiating new communications contracts and streamlining operations, the Company lowered its warehousing, communications and certain other administrative expenses compared to 2001.

Earnings (Loss) From Operations

Earnings (Loss) From Operations by	Quarter				Year-to-Date
Segment $(000)	2002		2001		2002		2001
	$	%	$	%	$	%	$	%
Work Gloves & Protective Wear	47	0.8	(8)	(0.2)	447	3.3	139	1.0
Pet Supplies	54	7.4	17	2.7	31	2.4	27	2.1
Corporate & Other	(275)	—	(211)	—	(415)	—	(332)	—
Total Operating Income (Loss)	(174)	(2.4)	(202)	(2.8)	63	0.4	(166)	(1.1)

On a consolidated basis, the Company’s operating loss for the second quarter of 2002 decreased to $174,000 from $202,000 during the same period in 2001.  The Company typically operates at a loss during warm weather months.  The reduced loss in the most recent quarter was attributable to lower S, G & A expenses, with sales and margins comparable to the previous year.

Earnings from operations through June totaled $63,000, compared to a loss of $166,000 for the comparable period in 2001.  This improvement of $229,000 was due primarily to lower  S, G & A expenses and improved margins in the Company’s work gloves and protective wear segment.

Other Income and (Expense)

The Company incurred $23,000 in interest expense during the second quarter of 2002, a decrease of $65,000 from the comparable period in 2001 due to reduced borrowings and lower interest rates.  Interest income increased from $19,000 in the second quarter of 2001 to $29,000 in the second quarter of 2002 despite lower interest rates because of increased cash holdings.

The Company recorded a net gain of $500,000 upon receipt of funds during the second quarter in settlement of its claims and security interests concerning a former officer and director of the Company.

During the second quarter of 2002, the Company sold approximately 22,000 shares of Principal Financial Group, Inc. (“PFG”) stock previously classified as available-for-sale securities.  The Company received this stock in the fourth quarter of 2001 in connection with PFG’s initial public offering, the culmination of PFG’s conversion from a mutual company into a stock enterprise.  As a result of the PFG stock sale, the Company recorded a gain of $238,000 during the second quarter.

Interest expense for the six months ended June 29, 2002 declined $118,000 from the comparable period in 2001.  The reduction in interest expense was due primarily to lower borrowings resulting from the Company’s increased cash position.  In addition, the Company benefited from lower interest rates during the current year.

Taxes

Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes.  These carryforwards have certain limitations due to a change in control experienced in 1996.

Liquidity and Capital Resources

Operating activities provided $4,251,000 in cash through the first six months of 2002, compared to using cash of $426,000 in the previous year.  The primary sources of cash flow from operating activities in 2002 were reduced accounts receivable and inventory, with increased net earnings also providing cash during this period.  Due to the seasonality of the Company’s work glove and protective wear business, the Company generally experiences reduced accounts receivable and inventory levels during the first and second quarters.  During 2001, unexpected sales declines coupled with strategic purchases of certain goods expected to be in short supply by year-end resulted in above normal inventory levels during the first half of the year.

Investing activities provided $580,000 in the first half of 2002, compared to using $16,000 during the comparable period in 2001.  Proceeds from the sale of the Company’s PFG stock totaled $644,000 during 2002.  Investing activities consisted of purchases of property and equipment with expenditures incurred during the period on headquarters improvements, warehouse facility improvements and computer system networking infrastructure enhancements.

The Company extended its bank credit facility during the second quarter.  The revised credit facility provides an $8,000,000 revolving line of credit under terms similar to the original agreement.  At June 29, 2002, the Company had $6,037,000 in cash with no borrowings under its revolving line of credit.  Due to certain collateral limitations, the Company’s availability under this line totaled $6,222,000 as of June 29, 2002.  The Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

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

PART II. — OTHER INFORMATION

Item 1.   Legal Proceedings

In August 1999, the Company reached an agreement in settlement of an action against Richard Smyth, a former officer and director of the Company.  During 2001, Mr. Smyth failed to make required payments under the settlement agreement and filed for bankruptcy.  The Company subsequently obtained a final judgment in foreclosure of its mortgage on the former officer’s residence.  During the second quarter of 2002, the Company received a cash payment of $800,000 in full satisfaction of all claims against Mr. Smyth.  The Company recorded a net gain of $500,000 on this transaction after deducting legal expenses and related costs.  The Company has now concluded all actions against Mr. Smyth.

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

Item 4.   Submission of Matters to a Vote of Security holders

The Annual Meeting of the Company’s stockholders was held on Friday, June 14, 2002 in St. Louis, MO.  At the meeting the stockholders voted on the following items:

1)                 Elected six directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

	For	Withheld
G. Louis Graziadio, III	1,674,673	8,059

Perry A. Lerner	1,674,662	8,070

Lee E. Mikles	1,649,562	33,170

Paul A. Novelly	1,649,562	33,170

Richard D. Squires	1,674,673	8,059

J. Bruce Lancaster	1,674,593	8,139

2)                 Approved and ratified the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 28, 2002.

1,679,395 for	2,035 against	1,302 abstain

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

10.3.1                     First Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated May 28, 2002.

(b)   Reports on Form 8-K

For the current quarter, no reports on Form 8-K were filed.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSS HOLDINGS, INC.

Dated:	August 13, 2002	By:	/s/ J. Bruce Lancaster
J. Bruce Lancaster
Chief Financial Officer
(principal financial officer)

The undersigned officer of Boss Holdings, Inc. (the “Company”) hereby certifies to my knowledge that the Company’s quarterly report on Form 10-Q for the quarterly period ended June 29, 2002 (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.  This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or “filed” for any purpose whatsoever.

Date: August 13, 2002	Name:	/s/ G. Louis Graziadio, III

Title: Chief Executive Officer

The undersigned officer of Boss Holdings, Inc. (the “Company”) hereby certifies to my knowledge that the Company’s quarterly report on Form 10-Q for the quarterly period ended June 29, 2002 (the “Report”), as filed with the Securities and Exchange Commission on the date hereof, fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.  This certification is provided solely pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed to be a part of the Report or “filed” for any purpose whatsoever.

Date: August 13, 2002	Name:	/s/ J. Bruce Lancaster

Title: Chief Financial Officer