Form 10-Q
period 2002-09-28
BOSS HOLDINGS INC
filed 2002-11-12
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 28, 2002

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 31, 2002
Common Stock, $.25 par value	1,952,404

PART I.- FINANCIAL INFORMATION

Item 1. Financial Statements

BOSS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

(Unaudited)

	September 28, 2002	December 29, 2001
ASSETS
Current Assets
Cash and cash equivalents	$5,170	$2,039
Available for sale securities	—	515
Accounts receivable, net	5,736	6,579
Inventories	8,311	10,105
Prepaid expenses & other	368	598
Total current assets	19,585	19,836

Property and Equipment, net	3,198	3,277

Other Assets	51	51
	$22,834	$23,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$569	$665
Current portion of long-term obligations	155	154
Accrued payroll and related expenses	522	469
Accrued liabilities & other	1,070	1,062
Total current liabilities	2,316	2,350

Long-Term Obligations, net of current portion	1,344	2,223

Stockholders’ Equity
Common stock, $.25 par value; 10,000,000 shares authorized	488	484
Shares issued: 2002 — 1,952,404; 2001 — 1,934,904
Additional paid-in capital	67,463	67,437
Accumulated deficit	(46,911)	(47,572)
Accumulated other comprehensive deficit	(116)	(8)
	20,924	20,341
Less: treasury shares — at cost	1,750	1,750
Total stockholders’ equity	19,174	18,591
	$22,834	$23,164

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Quarter ended September 28, 2002	Quarter ended September 29, 2001	Nine Months ended September 28, 2002	Nine Months ended September 29, 2001
Net Sales	$7,734	$8,094	$23,179	$24,131

Cost of sales	4,900	5,271	14,748	15,571

Gross profit	2,834	2,823	8,431	8,560

Operating expenses	2,934	2,857	8,469	8,761

Loss from operations	(100)	(34)	(38)	(201)

Other income and (expense)
Interest income	25	18	65	64
Interest expense	(32)	(77)	(79)	(241)
Other	(26)	16	713	157

Earnings (loss) before income taxes	(133)	(77)	661	(221)

Income tax expense	0	0	0	8

Net earnings (loss)	$(133)	$(77)	$661	$(229)

Basic earnings (loss) per common share	$(0.07)	$(0.04)	$0.34	$(0.12)

Diluted earnings (loss) per common share	$(0.07)	$(0.04)	$0.33	$(0.12)

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months ended September 28, 2002	Nine Months ended September 29, 2001
Cash Flows Provided (Used) By Operating Activities:
Net earnings (loss)	$661	$(229)
Adjustments to reconcile net earnings (loss) to net cash provided (used) by operations:
Depreciation and amortization	249	278
Gain on sale of available-for-sale securities	(238)	0
(Increase) decrease in operating assets:
Accounts receivable	843	1,563
Inventories	1,794	(974)
Prepaid expenses and other current assets	230	(127)
Increase (decrease) in operating liabilities:
Accounts payable	(96)	(578)
Accrued liabilities	61	(447)
Net cash provided (used) by operating activities	3,504	(514)

Cash Flows Provided (Used) by Investing Activities:
Proceeds from sale of available-for-sale securities	644	0
Purchases of property and equipment	(170)	(21)
Net cash provided (used) by investing activities	474	(21)

Cash Flows Provided (Used) by Financing Activities:
Net (payments) borrowings on long-term obligations	(878)	413
Proceeds from exercise of stock options and warrants	30	0
Net cash provided (used) by financing activities	(848)	413

Effect of exchange rates on cash and cash equivalents	1	(16)

Net increase (decrease) in cash during period	3,131	(138)
Cash and cash equivalents at the beginning of the period	2,039	2,058
Cash and cash equivalents at the end of the period	$5,170	$1,920

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 28, 2002

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

Note 2. Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Nine Months Ended
	Sept 28,	Sept 29,	Sept 28,	Sept 29,
	2002	2001	2002	2001
Numerator for basic and diluted net earnings (loss) per common share — earnings (loss) attributable to common stockholders	$(133)	$(77)	$661	$(229)

Denominator for basic net earnings (loss) per common share — weighted average shares outstanding	1,941	1,935	1,937	1,935
Effect of dilutive securities:
Employee stock options	—	—	93	—
Denominator for diluted earnings (loss) per common share	1,941	1,935	2,030	1,935

Basic earnings (loss) per common share	$(0.07)	$(0.04)	$0.34	$(0.12)

Diluted earnings (loss) per common share	$(0.07)	$(0.04)	$0.33	$(0.12)

Note 3.  Inventories

                Inventories consist of the following (in thousands):

	Sept 28,	Dec 29,
	2002	2001
Raw materials	$144	$188
Work-in-process	15	15
Finished goods	8,152	9,902
	$8,311	$10,105

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

Note 5.  Other Comprehensive Earnings (Loss)

                For the quarters ended September 28, 2002 and September 29, 2001, the Company’s other comprehensive loss totaled $4,000 and $9,000, respectively.  The loss in both periods was attributable to unfavorable foreign exchange translation adjustments.

                For the nine months ended September 28, 2002 and September 29,2001, the Company’s other comprehensive loss totaled $108,000 and $16,000, respectively.  Included in the loss for the nine month period were foreign exchange translation adjustments of $1,000 and $(16,000) in 2002 and 2001 respectively.  Also included in the 2002 other comprehensive loss was a decrease in unrealized gain on available for sale securities of $109,000 recorded in the second quarter upon the Company’s sale of such securities.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them.  Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, unavailability of goods or delays in delivery caused by strikes, labor unrest and other transportation disruptions, unusual weather patterns which could affect domestic demand for the registrant’s products, pricing policies of competitors, investment results on funds invested in marketable securities by management, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions.  All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales

Sales by Segment	Quarter		Year-to-Date
$(000)	2002	2001	2002	2001
Work Gloves & Protective Wear	7,086	7,435	20,673	21,541
Pet Supplies	516	490	1,809	1,761
Corporate & Other	132	169	697	829
Total Sales	7,734	8,094	23,179	24,131

                Total revenues for the three months ended September 28, 2002 were $7,734,000, down $360,000, or 4.4%, from the comparable quarter in 2001.  The bulk of the sales decline in the third quarter was attributable to the Company’s work gloves and protective wear segment.  Sales in this segment were down $349,000, or 4.7%, with revenues down in both the consumer and industrial markets.  The industrial market revenue decline was primarily attributable to lower selling prices as volume was essentially unchanged from the comparable quarter in 2001.  In the consumer market, unit volume declined approximately 10% on reduced glove shipments.  This decline in unit volume was partially offset by increased sales of boots and certain premium gloves, which increased the average selling price in comparison to the previous year.  The decline in unit volume shipped was attributable in part to customers delaying orders because of previous warm winters and, the Company’s decision to discontinue shipments to certain customers due to credit risks and other payment issues.

In the pet supplies segment, third quarter 2002 sales increased $26,000 or 5.3%, from the prior year.  This sales growth was due in large part to new customers added during 2001 and the first quarter of 2002.  Management plans to continue aggressive sales efforts in this segment to promote increased sales during the balance of the year.   During October 2002, the Company completed its acquisition of the operating assets of a manufacturer and distributor of pet restraints, cables, shampoo and chemicals.  This acquisition is expected to significantly increase sales in the pet supplies segment.

Sales in the corporate and other segment declined $37,000 on lower balloon sales.  Despite the introduction of unique new products and product repackaging, sales in this segment continued to decline during the third quarter.  Customer reaction to the new products has been favorable, but the retail sector served by this segment has been slow to place orders in the current unsettled economic environment.

On a year-to-date basis, consolidated sales declined $952,000, or 3.9%, with the bulk of this decrease attributable to the Company’s work gloves and protective wear segment.  The decrease in year-to-date revenues in this segment resulted primarily from lower selling prices as the volume of units shipped increased by approximately 3%.  The Company has experienced a deflationary trend in the work gloves and protective wear segment in recent years.

Cost of Sales

Cost of Sales by

Quarter

Year-to-Date

Segment $(000)	2002		2001		2002		2001
	$	%	$	%	$	%	$	%
Work Gloves & Protective Wear	4,479	63.2	4,916	66.1	13,223	64.0	14,157	65.7
Pet Supplies	350	67.8	260	53.1	1,166	64.5	1,035	58.8
Corporate & Other	71	53.8	95	56.2	359	51.5	379	45.7
Total Cost of Sales	4,900	63.4	5,271	65.1	14,748	63.6	15,571	64.5

Cost of sales for the three months ended September 28, 2002 totaled $4,900,000 compared to $5,271,000 in the corresponding period of 2001.  On a percentage of sales basis, cost of sales declined 1.7% from the previous year as the Company increased margins by aggressively lowering acquisition cost in its primary work gloves and protective wear segment.  Margins decreased in the Company’s pet supplies segment due to increased customer promotional activities to attract new business.

For the nine-month period, cost of sales decreased $823,000, while declining 0.9% as a percentage of sales.  This margin improvement was primarily attributable to the work gloves and protective wear segment.  Despite lower selling prices in this segment, the Company increased margins through aggressive purchasing efforts.

Operating Expenses

Operating Expenses by

Quarter

Year-to-Date

Segment $(000)	2002		2001		2002		2001
	$	%	$	%	$	%	$	%
Work Gloves & Protective Wear	2,356	33.3	2,294	30.9	6,752	32.7	7,021	32.6
Pet Supplies	229	44.4	253	51.6	675	37.3	721	40.9
Corporate & Other	349	—	310	—	1,042	—	1,019	—
Total Operating Expenses	2,934	37.9	2,857	35.3	8,469	36.5	8,761	36.3

                Operating expenses totaled  $2,934,000 for the three months ended September 28, 2002, compared to $2,857,000 for the corresponding period in 2001.  The increase in operating expense during the third quarter in the work gloves and protective wear segment was attributable to increased freight, administrative payroll and selling expenses which more than offset reduced warehousing and commission expenses.  In the corporate and other segment, operating expenses increased in comparison to 2001 because of a favorable health benefit claim adjustment recorded in the third quarter of 2001.

                Operating expenses declined $292,000 through September 2002 compared to the same period in 2001.  This reduction was primarily attributable to the work gloves and protective wear segment.  By reducing inventory, negotiating new communications contracts and streamlining operations, the Company lowered its warehousing, communications and certain other administrative expenses compared to 2001.  These reductions were partially offset by increased selling expenses.

Earnings (Loss) From Operations

Earnings (Loss) From	Quarter				Year-to-Date
Operations by Segment	2002		2001		2002		2001
$(000)	$	%	$	%	$	%	$	%
Work Gloves & Protective Wear	251	3.5	225	3.0	697	3.4	363	1.7
Pet Supplies	(63)	(12.2)	(23)	(4.7)	(32)	(1.8)	5	0.3
Corporate & Other	(288)	—	(236)	—	(703)	—	(569)	—
Total Operating Loss	(100)	(1.3)	(34)	(0.4)	(38)	(0.2)	(201)	(0.8)

                On a consolidated basis, the Company’s operating loss for the third quarter of 2002 increased to $100,000 from $34,000 during the same period in 2001.  The Company typically operates at a loss during warm weather months.  Despite improved margins during the quarter, lower sales and increased operating expenses resulted in a larger operating loss for the quarter.

                The Company’s consolidated loss from operations through September totaled $38,000, compared to a loss of $201,000 for the comparable period in 2001.  This improvement of $163,000 was due primarily to the work gloves and protective wear segment where lower operating expenses and improved margins resulted in higher operating earnings.  Higher operating earnings in the Company’s work gloves and protective wear segment were partially offset by an increased loss in the corporate and other segment due in large part to lower balloon sales in 2002.

Other Income and (Expense)

                The Company incurred $32,000 in interest expense during the third quarter of 2002, a decrease of $45,000 from the comparable period in 2001 due to reduced borrowings and lower interest rates.  Interest income increased from $18,000 in the third quarter of 2001 to $25,000 in the third quarter of 2002 despite lower interest rates because of increased cash holdings.  The Company’s other net expense of $26,000 during the third quarter included a loss on marketable securities purchased by the Company.

Interest expense for the nine months ended September 28, 2002 declined $162,000 from the comparable period in 2001.  The reduction in interest expense was due primarily to lower borrowings resulting from the Company’s increased cash position.  In addition, the Company benefited from lower interest rates during the current year.

Other income for the nine months ended September 28, 2002 included a second quarter net gain of $500,000 in connection with a litigation settlement from a former officer and director.  In addition, the Company recorded a gain of $238,000 in the second quarter upon the sale of 22,000 shares of Principal Financial Group, Inc. stock previously classified as available-for-sale securities.

Taxes

                Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes.  These carryforwards have certain limitations due to a change in control experienced in 1996.

Liquidity and Capital Resources

                Operating activities provided $3,504,000 in cash through September 2002, compared to using cash of $514,000 in the previous year.  The primary sources of cash flow from operating activities in 2002 were reduced inventory and accounts receivable, with increased net earnings also providing cash during this period.  The Company has taken steps to reduce its working capital investment in inventory and accounts receivable during 2002.

                Investing activities provided $474,000 through September 2002, compared to using $21,000 during the comparable period in 2001.  Proceeds from the sale of the Company’s PFG stock totaled $644,000 during 2002.  Investing activities consisted of purchases of property and equipment with expenditures incurred during the period on headquarters improvements, warehouse facility improvements and computer system networking infrastructure enhancements.

At September 28, 2002, the Company had $5,170,000 in cash with no borrowings under its $8 million revolving line of credit.  Due to certain collateral limitations, the Company’s availability under this line totaled $6,140,000 as of September 28, 2002.  The Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.  In an effort to improve its return on funds, the Company periodically invests a portion of its available cash in marketable securities.  During the third quarter the amount invested in marketable securities varied daily based on market conditions, fluctuating between zero and  roughly 15% of available cash.  The market value of marketable securities held as of September 28, 2002 totaled approximately $30,000.

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

Item 4.    CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with the new rules, the Company will continue to further review and document its disclosure controls and procedures, including internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness.

(b)           Changes in internal controls.

                None.

PART II. —OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal actions incident to the normal operation of its business.  These lawsuits primarily involve claims for damages arising out of commercial disputes.  The Company has been named as a defendant in several lawsuits alleging past exposure to asbestos contained in gloves manufactured or sold by one of the Company’s predecessors-in-interest, all of which actions are being defended by one or more of the Company’s products liability insurers.  Management believes the ultimate disposition of these matters should not materially impact the Company’s consolidated financial position or liquidity.

Item 2.  Changes in Securities

                Not applicable.

Item 3.  Defaults Upon Senior Securities

                Not applicable.

Item 4.  Submission of Matters to a Vote of Security holders

Not applicable.

Item 5.  Other Information

                Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

                (a) Exhibits

None.

                (b) Reports on Form 8-K

On October 16, 2002 the Company filed a report on Form 8-K disclosing its acquisition of certain assets of RocCorp, Inc.

SIGNATURES

                Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSS HOLDINGS, INC.

Dated: November 12, 2002	By:	/s/	J. Bruce Lancaster
J. Bruce Lancaster
Chief Financial Officer
(principal financial officer)

CERTIFICATION

I, J. Bruce Lancaster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boss Holdings, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7.

Solely for the purpose of compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer hereby certifies that this quarterly report on Form 10-Q as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date:	November 12, 2002

By:	/s/ J. Bruce Lancaster
J. Bruce Lancaster, Executive Vice President
Principal Financial Officer and Chief Accounting Officer

CERTIFICATION

I, G. Louis Graziadio III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boss Holdings, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
	c)	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

7.

Solely for the purpose of compliance with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned officer hereby certifies that this quarterly report on Form 10-Q as filed with the Securities and Exchange Commission on the date hereof (the “Report”), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, and that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date:	November 12, 2002

By:	/s/ G. Louis Graziadio III
G. Louis Graziadio III, Chairman of the Board and President
Principal Executive Officer