Form 10-K
period 2002-12-31
BOSS HOLDINGS INC
filed 2003-03-28
CIK 916802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-K
|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2002 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________ Commission File No. 0-23204 BOSS HOLDINGS, INC. (Exact Name of Registrant as Specified in Its Charter)
Delaware	58-1972066
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
221 West First Street, Kewanee, Illinois	61443
(Address of Principal Executive Offices)	(Zip Code

Registrant’s telephone number, including area code: (309) 852-2131

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Class                        Common Stock, $0.25 Par Value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_|   No |X|

The aggregate market value of the voting stock held by non-affiliates as of March 1, 2003 was approximately $2.9 million.

There were 1,952,404 shares of the Registrant’s common stock outstanding as of March 1, 2003.

INCORPORATION BY REFERENCE

Specified portions of the registrant’s definitive proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under “Current Developments”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availabil ity and pricing of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant’s products, pricing policies of competitors, investment results on funds invested in marketable securities by management, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

PART I

Item 1.    Business

As used in this report, the terms “Boss” and “Company” refer to Boss Holdings, Inc. (the Registrant), a Delaware corporation, and its operating subsidiaries. In October 1994, under prior management, the Company completed an initial public offering under the name Vista 2000, Inc. On December 7, 1998, the Company changed its name from Vista 2000, Inc. to Boss Holdings, Inc. reflecting the trade name of its primary operating subsidiary, Boss Manufacturing Company, a Delaware corporation (“BMC”) originally established in 1893.

During 1996 and 1997, the Company undertook a restructuring which included the sale of a substantial portion of the Company’s operating assets. As a result of this restructuring, Boss now operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supplies business segment.

Work Gloves and Protective Wear

Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets — consumer and industrial. The consumer market represents slightly more than 60% of BMC sales and consists of retailers ranging from convenience stores to mass merchandisers as well as grocery and hardware stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These end-users include companies in the agricultural, automotive, energy, lumber and construction industries.

BMC primarily markets its products through distributors and manufacturer representatives. In addition, the Company sells directly through its own sales force to certain major retail customers and industrial consumers. BMC products are sold predominantly to customers in the United States, with certain products also marketed in Canada.

The work gloves and protective wear market is intensely competitive with a high degree of price competition. BMC competes on the basis of price, service, quality and selection. Having participated in this segment for over 100 years, BMC and the Boss trade name are well known in the industry. The market for work gloves and protective wear is highly fragmented and served by a large number of domestic and foreign competitors ranging in size from small sole proprietorships to several companies substantially larger than BMC.

Sales in the work gloves and protective wear segment have historically exhibited seasonal fluctuations. Cold weather months generally provide increased sales while warm weather historically results in reduced sales activity. Because of this seasonality, sales tend to be higher in the Company’s first and fourth quarters and lower during the second and third quarters.

BMC sells to a broad customer base approximating two thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2002, BMC had an open order backlog of approximately $1,400,000, up about $100,000 from the previous year.

The Company ceased domestic manufacturing operations during 2000 and is now primarily an importer and marketer. Finished goods in this segment are generally widely available from a number of suppliers in various countries. In recent years, pricing has declined due to excess foreign production capacity with supply exceeding demand for many of the Company’s products. However, the Company has occasionally experienced limitations in the supply of certain imported products. Availability of imported goods is further subject to interruptions in shipping as well as import/export documentation and clearing. The Company does not anticipate shortages of purchased goods for resale in 2003.

During 2002, the Company entered into a trademark license agreement with Caterpillar, Inc. under which the Company will market work gloves under the CAT trademark. The Company believes that the CAT trademark will provide additional sales opportunities in its consumer market while allowing the Company to introduce new products which are less sensitive to market pricing pressures.

The Boss logo is an important trademark of the Company which it vigorously defends in the market. In addition, BMC has various registered names and trademarks for specific products which the Company believes add substantial value in the sales and marketing efforts associated with this segment. Additional financial information on the work gloves and protective wear segment is included in the “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Pet Supplies

The Warren Pet (“Warren”) division of the Company’s Boss Manufacturing Holdings, Inc. subsidiary imports, markets and distributes a line of pet supplies to various retail outlets. Products in this line include dog and cat toys, collars and leads, chains and rawhide products. Warren markets its product line primarily to hardware retailers utilizing a network of regional distributors. Essentially all sales are within the United States.

The pet supplies industry is extremely competitive. A small group of companies including Hartz Mountain Corporation and Sergeant’s Pet Care Products, Inc. dominate the industry. Warren competes primarily in selected market niches by focusing on customer service and favorable pricing.

Warren generally has multiple sources of supply for substantially all of its product requirements. The finished goods purchased by Warren have generally been readily available in sufficient quantities. However, Warren is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the nature and size of Warren’s operations, the open order backlog was not material at the end of 2002 or 2001.

During the fourth quarter of 2002, the Company’s new Boss Pet subsidiary purchased certain of the assets of RocCorp, Inc., an Ohio corporation (“RocCorp”), consisting of RocCorp’s pet restraint, pet shampoo and pet chemical business (“Purchased Business”). The purchased assets include furniture and fixtures located at RocCorp’s former manufacturing and distribution plant in Brunswick, Ohio, as well as all inventory, machinery, equipment, trademarks, patents and other tangible and intangible personal property used in the Purchased Business.

RocCorp’s line of pet cables, restraints, shampoo and chemicals generated sales of approximately $2,256,000 during 2001 and roughly $1,486,000 during the first seven months of 2002. The Company intends to devote the assets of the Purchased Business to the same product lines previously operated by RocCorp. Boss Pet has been successful in renewing orders with RocCorp’s primary customers, and management believes that these product lines will complement and expand the Company’s pet supplies segment.

Additional financial information on the pet supplies segment is included in the “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Matters

The Company is subject to various federal, state and local regulations concerning the environment. Efforts to maintain compliance with such regulations have not required expenditures material to the Company’s overall operating performance or financial condition.

Employees

As of December 28, 2002, Boss employed approximately 120 full-time associates, unchanged from the previous year. Of these, about 20 hourly associates located at the BMC distribution facility in Springfield, Illinois were represented by the UNITE labor organization under a collective bargaining agreement. At year-end, approximately 112 associates were located in the United States with 8 located in Canada.

The Company believes its employee relations are excellent as evidenced by relatively low turnover rates at most facilities. However, attracting and retaining employees has become more difficult in recent years. The Company’s past success in this area cannot assure attainment of future employment objectives.

Item 2.    Properties

The following table shows the location, general character, square footage, approximate annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 28, 2002. The principal executive offices are located in Kewanee, Illinois.

Location	City	General Character	Square Feet	Annual Rent	Lease Expiration
Br. Columbia, Canada	Vancouver	Distribution	5,600	$9,000	Month-to- month
Illinois	Kewanee	Administrative Office	10,200	$0	Owned
Illinois	Kewanee	Distribution & Administration	147,000	$0	Owned
Illinois	Springfield	Distribution	80,000	$0	Owned
Ontario, Canada	Concord	Distribution & Administration	18,400	$60,000	6/30/2003
Ohio	Brunswick	Manufacturing, Distribution & Admin	30,000	$90,000	6/30/2004

Except for the Brunswick, Ohio location, the above properties are predominantly used in the work gloves and protective wear segment. The Company believes the above listed facilities provide adequate distribution capacity to provide for anticipated demand. Utilization of the various facilities fluctuates significantly during the year based on order and inventory levels. The Company considers its properties to be adequate to carry on the Company’s business.

Item 3.    Legal Proceedings

The Company is a party to various legal actions incident to the normal operations of its business. These lawsuits primarily involve claims for damages arising out of commercial disputes. The Company has been named as a defendant in several lawsuits alleging past exposure to asbestos contained in gloves manufactured or sold by one of the Company’s predecessors-in-interest, all of which actions are being defended by one or more of the Company’s general liability or products liability insurers. Management believes the ultimate disposition of these matters should not materially impair the Company’s consolidated financial position or liquidity.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company submitted no matters for security holder voting during the fourth quarter of 2002.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock (symbol: BSHI) is currently listed on the Over-the-Counter (OTC) Bulletin Board. The Company’s common stock is not listed on any national stock exchange or on NASDAQ. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for non-listed (over-the-counter) equity securities. The OTC Bulletin Board is a reporting system for participating market makers, not an issuer listing service, and should not be confused with the NASDAQ Stock Market. Participating market makers in the bulletin board system enter quotes and trade reports on a closed computer network and the information is made publicly available through numerous websites and other locations. The OTC Bulletin Board is distinct from the “pink sheets” published by the National Quotation Bureau which also report on transactions in non-listed equity securities.

Stockholders of record at February 28, 2003 numbered approximately 2,345. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

	Quarterly Stock Prices
	First	Second	Third	Fourth
2002 — High bid	$1.90	$4.55	$4.20	$3.90
2002 — Low bid	$1.55	$1.90	$3.70	$3.50
2001 — High bid	$1.88	$2.25	$2.15	$1.70
2001 — Low bid	$1.63	$1.63	$1.65	$1.65

Item 6.    Selected Financial Data

The following table contains selected consolidated financial data for the five year period ended December 28, 2002 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Company’s audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Consolidated Balance Sheet Data

	As of
	12/28/02	12/29/01	12/30/00	12/25/99	12/26/98
	(Amounts in thousands, except per share data)
Working capital	$18,167	$17,486	$18,434	$14,332	$18,363
Total assets	24,531	23,164	25,462	26,292	28,970
Long-term debt, including current portion	1,458	2,369	4,608	2,870	5,335
Stockholders’ equity	20,220	18,591	17,715	17,690	19,835

Consolidated Statement of Operations Data
	Year Ended
	12/28/02	12/29/01	12/30/00	12/25/99	12/26/98
Net sales	$33,488	$33,737	$36,429	$36,024	$37,543
Cost of sales	20,742	21,591	24,471	25,767	26,762

Gross profit	12,746	12,146	11,958	10,257	10,781
Operating expenses	11,830	11,817	11,914	12,047	10,739
Gain (Loss) from asset sales/writedowns	—	—	—	(1,100)	893

Operating earnings (loss)	916	329	44	(2,890)	935
Interest income	97	77	166	103	151
Interest expense	(113)	(298)	(351)	(515)	(532)
Other income (expense)	847	588	217	1,164	18

Net earnings (loss) before income taxes	1,747	696	76	(2,138)	572
Income tax benefit (expense)	(40)	89	(42)	(18)	68

Net earnings (loss)	$1,707	$785	$34	$(2,156)	$640

Basic earnings (loss) per share	$.88	$.41	$.02	$(1.11)	$0.34

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title. Management records estimated reductions to revenue for customer programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. Management periodically reviews the balance in the associated accrued promotional liability in relation to amounts charged and the current accrual rate. In addition, the Company maintains a schedule of allowances earned for all major customers to ensure accrued allowances are materially accurate.

Accounts Receivable

Management performs ongoing customer credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of available credit information. The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are evaluated to determine the total amount reserved. First, the Company evaluates specific accounts on which available information indicates that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, the Company records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. The Company has consistently applied these percentages for a number of years and management believes the results adequately provide for expected unrecoverable accounts. However, should circumstances change, for example an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company, management’s estimate of the recoverability of amounts due the Company could be reduced by a material amount.

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method using a standard cost system. To facilitate up-to-date costing in the current rapidly changing environment, standards are updated upon receipt of goods when the cost of the goods received represents a material change from the current standard. Inventory gains and losses associated with these standard cost changes are amortized in an effort to match the impact of such gains and losses with the associated impact on margin recorded in the statement of operations. Management periodically reviews inventory quantities on hand and records a provision for excess, slow-moving and obsolete inventory based primarily on forecasted product demand. Should these forecasts prove inaccurate, the Company may be unable to realize the recorded value of certain products included in inventory.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 1995 through 1997, the Company has available net operating loss (“NOL”) carryforwards of $35,325,000.

Accounting principles generally accepted in the United States require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carryforward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future earnings because of declining prices, unusual weather conditions and uncertain economic conditions in the Company’s primary operating segment, management has not recognized any of its net deferred tax asset. Because this asset has been offset by a valuation allowance, the Company currently provides for income taxes only to the extent of expected cash payments of taxes, primarily state income taxes, for current income.

Should the Company’s earnings trend cause management to conclude that it is more likely than not the Company will realize all or a material portion of the NOL carryforward, management would record the estimated net realizable value of its deferred tax asset at that time. The Company would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 39% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until the benefit of the NOL is utilized.

Results of Operations

Sales

Sales by Segment $(000)	2002	2001	2000
Work Gloves & Protective Wear	30,102	30,546	32,440
Pet Supplies	2,633	2,301	2,634
Corporate & Other	753	890	1,355

Total Sales	33,488	33,737	36,429

2002 Compared to 2001

For the year ended December 28, 2002, consolidated sales totaled $33,488,000, a decrease of $249,000, or 0.7%, from 2001. Sales decreased slightly in the Company’s work gloves and protective wear segment, with this decrease partially offset by sales growth in the pet supplies segment attributable to the Company’s fourth quarter acquisition in this line of business.

In the Company’s primary segment, work gloves and protective wear, sales of $30,102,000 declined $444,000, or 1.5%, in 2002 compared to the previous year. The bulk of this decline was attributable to the Company’s consumer market where domestic revenues were down 2% compared to 2001 due primarily to lower selling prices. Unit sales increased 2.5% for the year. However, as expected the elimination of certain foreign governmental fees associated with importing products, excess foreign productive capacity and relatively low domestic demand resulted in declining selling prices throughout the year.

Sales in the industrial market declined approximately 1.1% compared to 2001 despite unit sales growth of 7%. As noted above, lower selling prices during 2002 were the primary factor in this sales reduction. The Company’s growth in unit sales was largely attributable to increased sales to certain national distributors and governmental district authorities during the year.

Management anticipates the deflationary trend in the work gloves and protective wear segment experienced over the past five years to ameliorate during 2003. Increases in the cost of petroleum and other raw materials used to manufacture certain gloves are likely to cause upward pressure on product cost and selling prices. However, low demand from a recession in the domestic economy combined with excess foreign capacity could limit the impact of upward price pressure during the coming year.

Sales in the Company’s pet supplies segment increased to $2,633,000 in 2002, up $332,000, or 14%, from the previous year. This increase was attributable to the new Boss Pet acquisition completed in October of 2002. Boss Pet sales during this period consisted primarily of dog restraint products. Warren Pet sales were essentially unchanged from the previous year. Sales growth experienced at Warren Pet during the second and third quarters attributable to customer additions was offset during the fourth quarter by reduced sales volume caused by the weak retail sector. The Company anticipates increased sales in the pet supplies segment during 2003 because of the new product lines acquired during 2002 and customer additions at Warren Pet.

Sales in the Company’s corporate and other segment consist primarily of the Company’s Boss Balloon revenues. Management previously changed the market distribution method in this business in an effort to improve market coverage while reducing reliance on field sales representation with direct store servicing. This change negatively impacted a substantial portion of the account base in this segment. Management has thus far been unsuccessful regaining sales lost through the business realignment. During 2003, the Company expects to introduce certain new products and increase its presence in various trade-shows in addition to expanding its sales representative network.

2001 Compared to 2000

Consolidated sales for 2001 totaled $33,737,000, a decrease of $2,692,000, or 7.4%, from 2000. The Company experienced sales declines in each business segment due primarily to lower selling prices and unfavorable weather conditions.

In the Company’s primary segment, work gloves and protective wear, sales declined $1,894,000, or 5.8%, in 2001 compared to the previous year. Despite the addition of certain significant customers in the Company’s consumer market, domestic revenues in this market were down 5.5% on essentially unchanged unit sales during the year. Weather patterns hampered the Company’s efforts with weather much colder than normal in the spring reducing sales of seasonal gardening products. Winter weather at the end of 2001, however, was unusually warm, one of the warmest winters on record, causing reduced sales of winter products during the fourth quarter which is historically the Company’s peak sales season.

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

Sales in the Company’s pet supplies segment declined to $2,301,000 in 2001, down $333,000, or 12.6%, from the previous year. The primary cause of this reduction in sales was the loss of two major customers during 2000 which caused a continued sales decline in 2001. Sales in the Company’s corporate and other segment consist primarily of the Company’s Boss Balloon revenues. Management efforts to improve the long-term potential of this operation through the realignment of its market distribution resulted in a loss of sales to certain accounts.

Gross Margin

	2002		2001		2000
Gross Margin by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	11,457	38.1%	10,755	35.2%	10,075	31.1%
Pet Supplies	899	34.1%	925	40.2%	1,099	41.7%
Corporate & Other	390	51.8%	466	52.4%	784	57.9%

Total Gross Margin	12,746	38.1%	12,146	36.0%	11,958	32.8%

2002 Compared to 2001

The Company’s gross margin continued to improve during 2002 as a percentage of sales. Consolidated gross margin totaled $12,746,000, up $600,000 despite the slight reduction in sales for the year. Total gross margin increased to 38.1% of sales, an increase of 2.1% for the year. This increase was primarily attributable to aggressive purchasing efforts and the deflationary trend in the work gloves and protective wear segment. The gross margin in this segment improved 2.9% due in large part to the reduced cost of gloves, boots and rainwear imported for domestic sale.

The favorable margin impact realized in the work gloves and protective wear segment was partially offset by lower margins in the pet supplies segment. Lower margins in this segment resulted from increased promotional costs to obtain new business and lower margins in the recently acquired Boss Pet business which includes sales of certain domestically manufactured products at relatively low margins.

2001 Compared to 2000

The Company’s gross margin during 2001 improved significantly as a percentage of sales compared to the previous year. Consolidated gross margin increased to $12,146,000, up $188,000 despite lower sales during the year. Total gross margin increased to 36% of sales, an increase of 3.2% for the year. This increase was due primarily to the elimination of domestic manufacturing in 2000 in the work gloves and protective wear segment. The gross margin in this segment improved 4.1% due to the elimination of manufacturing operational losses and relatively higher margins on imported goods previously manufactured domestically.

Operating Expenses

	2002		2001		2000
Operating Expense by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	9,561	31.8%	9,706	31.8%	9,667	29.8%
Pet Supplies	983	37.3%	987	42.9%	975	37.0%
Corporate & Other	1,286	—	1,124	—	1,272	—

Total Operating Expense	11,830	35.3%	11,817	35.0%	11,914	32.7%

2002 Compared to 2001

Consolidated operating expenses were essentially unchanged in 2002 compared to the previous year, both in total dollars and as a percentage of sales. In the work gloves and protective wear segment, operating expenses declined $145,000 due in large part to reduced warehousing expenses attributable to the Company’s lower inventory levels during most of the year in comparison to the previous year.

In the corporate and other segment, operating expenses increased by $162,000 due primarily to additional consulting and administrative expenses at the Company’s corporate offices. Operating expenses were essentially unchanged in the pet supplies segment.

2001 Compared to 2000

During 2001, operating expenses declined $97,000, less than 1%, from the prior year on a consolidated basis. While down in total, operating expenses increased as a percentage of sales due to the Company’s decline in 2001 revenues.

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

Operating expenses were essentially unchanged in the pet supplies segment. Declines in commission and administrative expenses were offset by increased bad debt expense attributable primarily to the bankruptcy of a customer. Corporate and other operating expenses declined $148,000 due to lower commission expenses in the Company’s balloon operations as well as reduced corporate office administrative expenses.

Operating Earnings

Operating Earnings (Loss) by Segment $(000)	2002	2001	2000
Work Gloves & Protective Wear	1,896	1,049	410
Pet Supplies	(84)	(62)	123
Corporate & Other	(896)	(658)	(489)

Total Operating Earnings (Loss)	916	329	44

2002 Compared to 2001

In spite of the Company’s small decrease in sales, the Company experienced a $587,000 increase in consolidated operating earnings for 2002 compared to 2001. Improved margins in the Company’s work gloves and protective wear segment resulted in a $847,000 increase in operating earnings in this segment. This increase was partially offset by lower operating earnings in the Company’s corporate and other segment due to increased operating expenses and lower balloon sales.

2001 Compared to 2000

Despite lower sales in all business segments, the Company increased operating earnings on a consolidated basis for 2001 to $329,000, up $285,000 from 2000. This improvement was primarily attributable to improved margins and the elimination of manufacturing operating losses in the Company’s work gloves and protective wear segment. Operating earnings in this segment increased to $1,049,000, up $639,000 from 2000.

Operating earnings declined $185,000 in the pet supplies segment due to lower sales attributable to the loss of customers in 2000. In the corporate and other segment, operating earnings declined due primarily to lower balloon sales.

Other Income (Expense)

Interest income during 2002 totaled $97,000, up from $77,000 in 2001 due to higher cash balances during the year which more than offset lower interest rates. Interest expense declined $185,000 in 2002, totaling $113,000 for the year on reduced borrowings and lower interest rates.

Other income during 2002 included a net gain of $500,000 recorded in the Company’s second quarter in connection with a litigation settlement from a former officer and director. In addition, the Company recorded a gain of $238,000 in the second quarter upon the sale of 22,000 shares of Principal Financial Group, Inc. (“PFG”) stock previously classified as available-for-sale securities.

In 2001, the Company’s interest income totaled $77,000, down $89,000 from 2000. Interest income decreased due in large part to lower interest rates with rates declining steadily during the year. Lower interest rates also resulted in reduced interest expense. Interest expense declined to $298,000 in 2001, down $53,000 from 2000. Lower interest rates more than offset increased borrowing during the second and third quarters which resulted from borrowings to support higher inventory levels.

In the first quarter of 2001, the Company realized a gain of approximately $120,000 upon collection of a favorable jury verdict in litigation involving the Company’s 1996 sale of its Family Safety Products, Inc. subsidiary’s assets.

The Company recognized a $406,000 gain in the fourth quarter of 2001 in connection with the receipt of PFG stock. During October 2001, PFG converted from a mutual insurance company into a stock enterprise through a demutualization transaction. In connection with the demutualization, PFG issued consideration in the form of stock to existing participating policyholders. The Company received approximately 22,000 PFG shares and recorded a gain of $18.50 per share based on PFG’s Initial Public Offering price.

Income Tax Expense

The Company’s 2002 tax expense totaled $40,000 and consisted of certain state income taxes. Because of losses in prior years, the Company had no federal income tax expense in 2002 and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to a change in control experienced in 1996.

During 2001, the Company recorded an income tax benefit of $89,000 due primarily to state income tax refunds expected in connection with certain state filing method changes.

Liquidity and Capital Resources

2002 Compared to 2001

The Company generated $3,689,000 in cash flow from operating activities during 2002, an increase of $1,414,000 from 2001. This increase in operating cash flow was primarily attributable to improved earnings and lower inventory levels. Increased accounts receivable partially offset the favorable impact of higher earnings and lower inventory. Management continued to reduce inventory levels during 2002 in an effort to improve working capital utilization. Accounts receivable increased compared to 2001 due to higher sales in December of 2002, with sales up in large part because of colder weather during the final months of 2002.

The Company’s net cash provided by investing activities totaled $22,000 in 2002, compared to a $45,000 use of funds in the previous year. In 2002, the Company sold its PFG stock received as demutualization proceeds in 2001, resulting in proceeds of $644,000. The Company increased its purchases of property and equipment after curtailing such purchases in previous years to conserve cash. Capital expenditure projects included headquarters facilities renovation, new communications equipment and enhancements to the Company’s computer network system. In addition, the Company used cash of $325,000 to acquire certain operating assets in the pet supplies segment.

Net cash used by financing activities totaled $877,000 as the Company used a portion of the cash provided by operating and investing activities to pay the remaining balance owed under its revolving line of credit. In addition, the Company made scheduled payments on certain other long-term obligations.

The Company ended 2002 with $4,874,000 in cash and no borrowings under its $8,000,000 revolving credit facility. The Company’s availability under this facility, due to certain collateral limitations, totaled $7,750,000 as of December 28, 2002. The Company ended the year with ample liquidity and expects to have adequate liquidity to provide for anticipated obligations during 2003 from funds currently available.

During 2002, the Company from time to time invested a portion of its available cash in marketable securities in an effort to improve its return on funds. Such investments varied between zero and 15% of available cash. The fair value of marketable securities held as of December 28, 2002 totaled $33,000. The Company may continue to invest in marketable securities, including stocks, bonds and other securities traded on a major U.S. exchange or NASDAQ during 2003. Such investments involve risk and may result in losses which could be significant to the Company in the event of unfavorable market conditions or unanticipated results.

On a longer term basis, the Company expects to generate sufficient cash from operations to meet the needs of its existing business operations. However, certain potential growth and expansion plans, if implemented, could require the Company to obtain additional funding sources such as increased bank lines of credit, the issuance of additional capital stock, or the issuance of public or private debt. There can be no assurance that any of these funding sources will be available to the Company when and if required.

Following is a table summarizing the Company’s contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations $(000)	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-Term Debt	1,458	152	1,306	—	—
Capital Lease Obligations	3	3	—	—	—
Operating Leases	208	141	67	—	—
Total Contractual Cash Obligations	1,669	296	1,373	—	—

		Amount of Commitment Expiration Per Period
Other Commercial Commitments $(000)	Total Amount Committed	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Licensing Commitments	300	50	250	—	—
Total Commercial Commitments	300	50	250	—	—

2001 Compared to 2000

During 2001, the Company’s cash provided by operating activities totaled $2,275,000, an increase of $6,628,000 from 2000. The improved cash flow was largely attributable to lower accounts receivable, reduced inventory, less cash required in connection with accrued liabilities and improved earnings. Accounts receivable declined in 2001 because of lower December sales due in large part to warmer weather in comparison to the previous year. Management reduced inventory levels in the fourth quarter of 2001 in anticipation of lower demand in the slowing economy. Cash required to fund accrued liabilities declined substantially in 2001 due primarily to the completion of facility closings in 2000.

Net cash used by investing activities totaled $45,000 in 2001. This compares to $698,000 in cash provided by investing activities in 2000 when the Company received cash from the sale of facilities closed during the year. The Company’s purchases of property and equipment were very limited in 2001, totaling only $47,000, and consisted primarily of information technology upgrades and facility improvements.

The Company used the bulk of the cash generated by operating activities to pay down its revolving line of credit and long-term obligations. Consequently, financing activities consumed $2,231,000 of cash. This compares to cash provided by financing activities of $1,725,000 in 2000 when the Company borrowed funds to meet working capital requirements.

Inflation

The Company does not believe that the moderate rates of inflation experienced in the United States over the last three years have had a material effect on its net sales or profitability. The Company obtains finished goods from various foreign countries which have experienced deflationary conditions during recent years, thereby decreasing the Company’s cost of goods sold for many items, particularly in the work gloves and protective wear segment. The Company believes such price changes have increased price competition in this segment.

Market Risk

The Company’s primary market risk exposure consists of changes in short-term prime and LIBOR interest rates on certain borrowings that bear interest at floating rates. These debt instruments include a $1,263,000 mortgage note payable. The effective annual interest rate on this mortgage as of December 28, 2002 was 3.5%. Based on the principal indebtedness outstanding as of December 28, 2002, an increase of one percent per annum in the effective interest rate would increase the Company’s annual interest expense by approximately $13,000. The Company’s revolving credit facility also bears interest at a floating rate of interest. However, the Company had no borrowings on this facility during the second half of 2002 and anticipates no borrowings in the immediate future.

Item 8.    Financial Statements and Supplemental Data

The following consolidated financial statements and schedules of the Company and its Accountants’ Opinion are set forth in Part IV, Item 14, of this Report:

(i)	Unqualified Opinion of Independent Accountants dated February 14, 2003.

(ii)	Consolidated Balance Sheets — as of December 28, 2002 and December 29, 2001.

(iii)	Consolidated Statements of Operations, Cash Flows and Shareholders’ Equity for the year’s ended December 28, 2002, December 29, 2001 and December 30, 2000.

(iv)	Notes to the Consolidated Financial Statements.

(v)	Schedule II — Valuation and Qualifying Accounts.

Item 9. Changes in And Disagreements With Auditors on Accounting And Financial Disclosures Not applicable.
11

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information appearing in the Company’s Definitive Proxy Statement prepared in connection with its 2003 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Election of Directors”, “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information appearing in the Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.    Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934 (“Exchange Act”), within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. In connection with th e new rules, the Company will continue to further review and document its disclosure controls and procedures, including internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness.

(b)	Changes in internal controls.
None.
12

PART IV Item 15. Exhibits, Financial Statements And Reports on Form 8-K

(a)(1)	Report of Independent Certified Public Accountants dated February 14, 2003 attached as page F-2 to this report.

(2)

Financial Statements attached as pages F-3 through F-18 to this report:
Consolidated Balance Sheets — as of December 28, 2002 and December 29, 2001;
Consolidated Statements of Operations, Cash Flows and Shareholders’ Equity for the years ended December 28, 2002, December 29, 2001 and December 30, 2000;
Notes to the Consolidated Financial Statements.

(3)	Schedule II — Valuation and Qualifying Accounts attached as page F-19 to this report.

(b)	Reports on Form 8-K: On October 16, 2002 the Company filed a report on Form 8-K disclosing its acquisition of certain assets of RocCorp, Inc.

(c)	Exhibits: The exhibits filed with or incorporated into this report are listed in the Index to Exhibits which follows.

13

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	Boss Holdings, Inc.

By (Signature and Title)	/s/ J. Bruce Lancaster _____________________________ J. Bruce Lancaster Chief Financial Officer, Director Date: March 28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/s/ G. Louis Graziadio, III _____________________________ G. Louis Graziadio, III Chairman of the Board and Chief Executive Officer Date: March 28, 2003

By (Signature and Title)	/s/ Perry A. Lerner _____________________________ Perry A. Lerner, Director Date: March 28, 2003

By (Signature and Title)	/s/ Lee E. Mikles _____________________________ Lee E. Mikles, Director Date: March 28, 2003

By (Signature and Title)	/s/ Paul A. Novelly _____________________________ Paul A. Novelly, Director Date: March 28, 2003

By (Signature and Title)	/s/ Richard D. Squires _____________________________ Richard D. Squires, Director Date: March 28, 2003

14

CERTIFICATION I, J. Bruce Lancaster, certify that:

1.	I have reviewed this annual report on Form 10-K of Boss Holdings, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ J. Bruce Lancaster J. Bruce Lancaster, Executive Vice President Principal Financial Officer and Chief Accounting Officer

15

CERTIFICATION I, G. Louis Graziadio III, certify that:

1.	I have reviewed this annual report on Form 10-K of Boss Holdings, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

By:	/s/ G. Louis Graziadio III G. Louis Graziadio III, Chairman of the Board and President Principal Executive Officer

16

FINANCIAL STATEMENTS AND REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS BOSS HOLDINGS, INC. AND SUBSIDIARIES December 28, 2002 and December 29, 2001
F-1

Report of Independent Certified Public Accountants

Board of Directors
Boss Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Boss Holdings, Inc. and Subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boss Holdings, Inc. and Subsidiaries as of December 28, 2002 and December 29, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Boss Holdings, Inc. and Subsidiaries for each of the three years in the period ended December 28, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 14, 2003

F-2

Boss Holdings, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEETS (Dollar amounts in thousands except per share data)

	December 28, 2002	December 29, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,874	$2,039
Available-for-sale securities	—	515
Accounts receivable, net of allowance for doubtful accounts and returns of $436 and $413, respectively	7,105	6,579
Inventories	8,603	10,105
Prepaid expenses	498	462
Other	83	136

Total current assets	21,163	19,836
PROPERTY AND EQUIPMENT, NET	3,331	3,277
OTHER ASSETS	37	51

	$24,531	$23,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Current portion of long-term obligations	$155	$154
Accounts payable	978	665
Accrued payroll and related expenses	621	469
Accrued liabilities	1,242	1,062

Total current liabilities	2,996	2,350
LONG-TERM OBLIGATIONS	1,315	2,223

STOCKHOLDERS’ EQUITY
Common stock, $.25 par value; 10,000,000 shares authorized, 1,952,404 and 1,934,904 shares issued and outstanding in 2002 and 2001, respectively	488	484
Additional paid-in capital	67,463	67,437
Accumulated deficit	(45,865)	(47,572)
Accumulated other comprehensive deficit	(116)	(8)

	21,970	20,341
Less: 13,654 treasury shares — at cost	(1,750)	(1,750)

Total stockholders’ equity	20,220	18,591

	$24,531	$23,164

The accompanying notes are an integral part of these financial statements F-3

Boss Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF OPERATIONS (Dollar amounts in thousands except per share data)

	Year ended December 28, 2002	Year ended December 29, 2001	Year ended December 30, 2000
Net sales	$33,488	$33,737	$36,429
Cost of sales	20,742	21,591	24,471

Gross profit	12,746	12,146	11,958
Operating expenses	11,830	11,817	11,914

Earnings from operations	916	329	44
Other income and (expense)
Interest income	97	77	166
Interest expense	(113)	(298)	(351)
Gain on lawsuit settlement net of settlement expenses	500	120	150
Gain on marketable securities	278	406	—
Other	69	62	67

Net earnings before income taxes	1,747	696	76
Income tax (expense) benefit	(40)	89	(42)

Net earnings	$1,707	$785	$34

Basic earnings per common share	$0.88	$0.41	$0.02
Diluted earnings per common share	$0.82	$0.41	$0.02

The accompanying notes are an integral part of these financial statements F-4

Boss Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY Years ended December 28, 2002, December 29, 2001 and December 30, 2000 (Dollars and share amounts in thousands)
			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Earnings (Deficit)			Total Stockholders’ Equity

	Common Stock					Treasury Stock
	Shares	Dollars				Shares	Dollars
Balance, December 25, 1999	1,935	$484	$67,437	$(48,391)	$(90)	(14)	$(1,750)	$17,690
Comprehensive earnings:
Net earnings	—	—	34	—	—	—	—	34
Foreign currency translation adjustment	—	—	—	—	(9)	—	—	(9)

Comprehensive earnings								25

Balance, December 30, 2000	1,935	484	67,437	(48,357)	(99)	(14)	(1,750)	17,715
Comprehensive earnings:
Net earnings	—	—	—	785	—	—	—	785
Foreign currency translation adjustment	—	—	—	—	(18)	—	—	(18)
Unrealized gain on available-for-sale securities	—	—	—	—	109	—	—	109

Comprehensive earnings								876

Balance, December 29, 2001	1,935	484	67,437	(47,572)	(8)	(14)	(1,750)	18,591
Comprehensive earnings:
Exercise of stock options	18	4	26	—	—	—	—	30
Net earnings	—	—	—	1,707	—	—	—	1,707
Foreign currency translation adjustment	—	—	—	—	1	—	—	1
Realized gain on available-for-sale securities	—	—	—	—	(109)	—	—	(109)

Comprehensive earnings								1,629

Balance, December 28, 2002	1,953	$488	$67,463	$(45,865)	$(116)	(14)	$(1,750)	$20,220

The accompanying notes are an integral part of these financial statements F-5

Boss Holdings, Inc. and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollar amounts in thousands)

	Year ended December 28, 2002	Year ended December 29, 2001	Year ended December 30, 2000
Cash flow from operating activities:

Net earnings	$1,707	$785	$34
Adjustments to reconcile net earnings to cash flow from operating activities:
Depreciation	347	382	456
Loss on disposal of operating assets	—	12	—
Receipt of available-for-sale securities	—	(406)	—
Gain on marketable securities	(278)	—	—
(Increase) decrease in operating assets, net of acquisitions:
Accounts receivable	(526)	1,489	(1,295)
Inventories	1,660	1,139	(1,544)
Prepaid expenses and other current assets	120	(183)	233
Other assets	14	—	(22)
Increase (decrease) in operating liabilities:
Accounts payable	313	(450)	(46)
Accrued liabilities	332	(493)	(2,169)

Net cash provided (used) by operating activities	3,689	2,275	(4,353)

Cash flow from investing activities:
Proceeds from disposition of operating assets	—	2	770
Proceeds from sale of available-for-sale securities	644	—	—
Purchases of property and equipment	(297)	(47)	(72)
Acquisition of operating assets	(325)	—	—

Net cash provided (used) by investing activities	22	(45)	698

Cash flow from financing activities:
Net (repayments) borrowings on revolving line of credit	(762)	(2,019)	1,947
Repayment of long-term obligations	(145)	(212)	(222)
Proceeds from exercise of stock options	30	—	—

Net cash (used) provided by financing activities	(877)	(2,231)	1,725
Effect of exchange rate changes on cash	1	(18)	(9)

Net increase (decrease) in cash during period	2,835	(19)	(1,939)
Cash and cash equivalents at the beginning of the period	2,039	2,058	3,997

Cash and cash equivalents at the end of the period	$4,874	$2,039	$2,058

Supplemental disclosure:
Interest paid	$108	$264	$334
Income taxes (refunded) paid, net	(72)	55	64
Noncash investing and financing activities:
Assets purchased under capital lease obligation	$—	$—	$13
Unrealized gain on available-for-sale securities	—	109	—

The accompanying notes are an integral part of these financial statements F-6

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 28, 2002 and December 29, 2001
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boss Holdings, Inc. (“BHI”), and its wholly owned subsidiary, Boss Manufacturing Holdings, Inc. and subsidiaries (“BMHI”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

During 2002, the Company created a new wholly owned subsidiary, Boss Pet Products, Inc. (“Boss Pet”), for the purpose of making an acquisition in the Pet Supplies segment. Acquisition costs, including purchase price and closing costs, totaled $325.

Fiscal Year

The Company maintains a 52/53-week year ending on the last Saturday of the calendar year. Fiscal years 2002 and 2001 each contained 52 weeks, while 2000 contained 53 weeks.

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

Marketable Securities

The Company classifies marketable equity securities as trading or available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with the provisions of SFAS 115, marketable securities are stated at fair value with net unrealized gains and losses included in operations for trading securities and in accumulated other comprehensive earnings (deficit) for available-for-sale securities.

At December 28, 2002, other assets included trading securities of $33. The related unrealized loss recorded in the statement of operations was $57. See Note 10, “Available-for-Sale Securities,” for further discussion on marketable securities.

Revenue Recognition

The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period goods ship to the customer. Sales in any single foreign geographic area or to any single customer did not exceed 10% of net sales for 2002, 2001 or 2000.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002 and December 29, 2001
(Dollar amounts in thousands except per share data)

(1)     Nature of Business and Summary of Significant Accounting Policies (Continued)

Shipping and Handling Fees and Costs

The Company has adopted Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires significant shipping and handling costs not classified as cost of sales to be disclosed in both the amount of such costs and the line item that includes them in the consolidated statements of operations. Cost of sales includes shipping and handling costs associated with inbound freight. Operating expenses include shipping and handling costs associated with outbound freight and totaled $1,837, $1,793 and $1,720 for 2002, 2001 and 2000, respectively.

Warranty Costs and Returns

The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs of warranty obligations and returns are classified as accrued liabilities and are immaterial to the financial statements as a whole.

Inventories

The Company states inventory at the lower of cost or market using the first-in, first-out (“FIFO”) method. During the fourth quarter of 2001, the domestic operations of the work gloves and protective wear segment (comprising approximately 80% of total inventories) changed from the last-in, first-out (“LIFO”) method to FIFO. At this time, the Company had been experiencing reduced costs in this segment resulting from a combination of buying improvements, increased imports and logistics efficiencies. Management believes the change in accounting principle provides a better measurement of operating results by maintaining an effective matching of revenues and expenses. The net effect of the change in accounting principle was not material to the financial statements, and accordingly, no retroactive restatement of prior years’ financial statements was required.

Property, Equipment and Depreciation

Property and equipment are recorded at historical cost. The Company provides for depreciation using the straight-line method over the following estimated useful lives:

Machinery and equipment	3 to 10 years
Office Furniture and equipment	3 to 8 years
Buildings	35 years

Depreciation expense was $347, $382 and $456 for 2002, 2001 and 2000, respectively.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt. The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to their relatively short-term nature. The carrying value of marketable securities equals fair value based on the quoted market prices of shares held by the Company. The carrying value of long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and accounts receivable.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002 and December 29, 2001
(Dollar amounts in thousands except per share data)

(1)     Nature of Business and Summary of Significant Accounting Policies (Continued)

The Company places its cash and temporary cash investments with high credit quality financial institutions. The Federal Deposit Insurance Corporation (“F.D.I.C.”) insures total cash balances up to $100 per bank. The combined account balances at each institution periodically exceed the F.D.I.C. coverage resulting in a concentration of credit risk for the amounts on deposit in excess of $100. The Company’s management does not believe this credit risk is significant, as they do not anticipate non-performance of the financial institutions.

Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company’s customer base. The Company’s management has established certain credit requirements that its customers must meet before sales credit is extended. The Company generally does not require collateral, but monitors the financial condition of its customers to help ensure collections and to minimize losses. Historically, the Company has not experienced significant losses related to accounts receivable from individual customers or from groups of customers in any geographic area.

Foreign Currency Translation

Financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars using fiscal year-end exchange rates for assets and liabilities, and average exchange rates during the year for the results of operations. Translation adjustments of the Canadian accounts are reported as a separate component of other comprehensive earnings within stockholders’ equity. Exchange rate adjustments related to foreign currency transactions are recognized in earnings as incurred and were not significant in any of the reported periods.

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

Advertising Costs

The Company generally expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 2002, 2001 and 2000 was $1,109, $968 and $924, respectively.

Earnings Per Share

Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options outstanding during the period.

Stock-Based Compensation

Through December 28, 2002, the Company has elected to follow the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) in accounting for its employee stock options. Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) requires disclosure of pro forma information regarding net earnings per share. The pro forma

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002 and December 29, 2001
(Dollar amounts in thousands except per share data)

(1)     Nature of Business and Summary of Significant Accounting Policies (Continued)

information shows what net earnings would be if the Company accounted for its employee stock options under the fair value method of SFAS 123. The Company’s management estimated fair values with the Black-Scholes options-pricing model using the following weighted-average assumptions for 2002 and 2000, respectively; expected volatility of 53% and 50%, expected dividend yield of 0.0% and 0.0%, weighted average risk-free rate of return of 4.6% and 4.9%; and expected lives of 5 and 5 years. The Company granted no options in 2001.

For purposes of pro forma disclosures, the Company amortizes the estimated fair value of the options over their vesting period. Had the Company recorded compensation cost based on the fair value at the grant dates for option awards, the Company’s net earnings (loss) and earnings (loss) per share would have resulted in the pro forma amounts indicated below:

		2002	2001	2000
Net earnings (loss)	As reported	$1,707	$785	$34
	Pro forma	1,636	729	(27)
Basic net earnings (loss)	As reported	$0.88	$0.41	$0.02
per common share	Pro forma	0.84	0.38	(0.01)
Diluted net earnings (loss)	As reported	$0.82	$0.41	$0.02
per common share	Pro forma	0.79	0.38	(0.01)

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 is effective for exit or disposal activities initiated after December 31, 2002.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”). SFAS 148 provides three alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting. SFAS 148 is effective for fiscal years ending after December 15, 2002, with certain disclosure requirements effective for interim periods beginning after December 15, 2002. Accordingly, the Company has disclosed the required provisions in its notes to the consolidated financial statements for the year ended December 28, 2002. In addition, the Company will adopt the transition provisions of SFAS 148 using the prospective method in 2003. The prospective method requires the Company to recognize the fair value of all employee stock option awards in its consolidated financial statements of operations beginning on the date of adoption.

Management believes that adoption of the foregoing pronouncements will not have a material impact on the Company’s financial position, results of operations or cash flows.

Boss Holdings, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 28, 2002 and December 29, 2001 (Dollar amounts in thousands except per share data) (2) Inventories

	December 28, 2002	December 29, 2001
Raw Materials	$139	$188
Work in Progress	—	15
Finished Goods	8,464	9,902

	$8,603	$10,105

(3) Property and Equipment

	December 28, 2002	December 29, 2001
Machinery and equipment	$807	$720
Buildings and improvements	3,073	3,061
Office furniture and equipment	1,484	1,182

Total property and equipment	5,364	4,963
Less accumulated depreciation	(2,136)	(1,789)

	3,228	3,174
Land	103	103

	$3,331	$3,277

(4) Long-Term Obligations Long-Term Debt

	December 28, 2002	December 29, 2001
BHI revolving line of credit	$—	$762
Boss Manufacturing Real Estate, Inc. mortgage note payable to a lender. Requires monthly principal payments of $6. Interest is at LIBOR plus 2.1%, adjusted monthly (effective rate of 3.5% at December 28, 2002). All remaining principal is due in October 2004. Collateralized by all real and personal property of Boss Manufacturing Real Estate, Inc. located in Springfield, Illinois	1,263	1,337
Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $7, including interest at 3%, through June 2005. Collateralized by certain real property of Boss Manufacturing Company’s Kewanee, Illinois facilities	195	270

Total long-term debt	1,458	2,369
Less current maturities	152	149

Long-term debt	$1,306	$2,220

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002 and December 29, 2001
(Dollar amounts in thousands except per share data)

(4)    Long-Term Obligations (Continued)

Scheduled principal payments of long-term debt are as follows:

Fiscal year:
2003	$152
2004	1,266
2005	40

Total	$1,458

In May 2002, the Company extended its loan and security agreement (the “Credit Agreement”) with a commercial bank. The revised Credit Agreement expires in May 2004 and provides a revolving credit facility up to $8,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at the bank’s prime rate or, at the Company’s option, LIBOR plus 2.1%. The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. As of December 28, 2002, the Company had no borrowings on the revolving credit facility. Availability under this credit agreement was $7,750 at December 28, 2002.

The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including current ratio, minimum tangible net worth, debt service coverage and debt to tangible net worth. As of December 28, 2002, the Company was in compliance with such covenants. The Company’s accounts receivable and inventories secure the credit facility.

Capital Lease Obligations

Long-term obligations include future minimum payments under capital leases as described in the following note, “Commitments and Contingencies.”

Deferred Compensation Plan

Effective September 1, 2002, the Company adopted a nonqualified deferred compensation plan that allows executives to defer between 5% and 100% of their compensation, and non-employee directors, consultants and counsel to defer between 5% and 100% of their fees. The Company provides no matching contributions to the plan. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account, which the plan holds in an investment trust. At December 28, 2002, the liability under the plan totaled $9.

(5)    Commitments and Contingencies

Leases

The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2005 and require the Company to pay all maintenance costs. Rent expense under these leases was $226, $274 and $172 for 2002, 2001 and 2000, respectively.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002 and December 29, 2001
(Dollar amounts in thousands except per share data)

(5)    Commitments and Contingencies (Continued)

The following is a schedule by year of future minimum payments under capital and operating lease agreements, and the present value of future minimum rental payments under capitalized lease obligations at December 28, 2002:

	Capital	Operating	Total
Fiscal year:
2003	3	141	144
2004	—	61	61
2005	—	6	6

Total minimum lease payments	3	$208	$211

Current portion of capital lease obligation	(3)

Long-term capital lease obligation	$—

Licensing

During 2002, the Company entered into a license agreement for the use of certain trademarks in its products. The agreement contains provisions for the payment of guaranteed or minimum royalties of up to $310 between 2002 and 2005. The Company has paid $10 as of December 28, 2002. Of the remaining unpaid minimum guaranties, the Company may be required to pay amounts as follows:

Fiscal year:
2003	$50
2004	100
2005	150

Total	$300

The Company expects the above royalty payments to be incurred on anticipated revenues in the years 2003 through 2005.

Litigation

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

The Company received a payment of $800 during the second quarter of 2002 in settlement of its claims and security interests concerning a former officer and director of the Company and recorded a net gain after legal expenses of $500 on this transaction.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002 and December 29, 2001
(Dollar amounts in thousands except per share data)

(6)    Stock Options

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

	Year ended December 28, 2002		Year ended December 29, 2001		Year ended December 30, 2000
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning of period	208,580	$2.28	228,590	$2.32	159,590	$1.90
Granted	150,000	2.02	—	—	69,000	3.29
Exercised	(17,500)	1.75	—	—	—	—
Cancelled	—	—	(20,010)	2.77	—	—

Outstanding, end of period	341,080	$2.19	208,580	$2.28	228,590	$2.32

The following table summarizes information about stock options outstanding that are exercisable at December 28, 2002:
Options outstanding and exercisable
Exercise price	Number outstanding at December 28, 2002	Weighted average remaining contractual life (years)	Weighted average exercise price
$98.25	80	2.7	$98.25
1.75	136,500	6.1	1.75
3.63	41,014	7.0	3.63
1.90	25,000	9.2	1.90

	202,594	6.7	$2.19

(7) Earnings Per Share The following table sets forth the computation of basic and diluted earnings per share:
	2002	2001	2000
Numerator:
Earnings attributable to common stockholders	$1,707	$785	$34

Denominator:
Basic-weighted average common shares outstanding	1,941	1,935	1,935
Dilutive effect of employee stock options	139	—	—

Diluted outstanding shares	2,080	1,935	1,935

Basic earnings per common share	$0.88	$0.41	$0.02
Diluted earnings per common share	$0.82	$0.41	$0.02

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002 and December 29, 2001
(Dollar amounts in thousands except per share data)

(8)    Employee Retirement Savings Plan

The Company contributes to employee retirement plans covering substantially all of its employees. Charges to consolidated operations for these plans were as follows:

	2002	2001	2000
Discretionary Contribution Profit Sharing — 401(k)	$—	$24	$—

(9)    Related Party Transactions

During 2002, 2001 and 2000, compensation, fees and expense reimbursements paid to directors or their affiliates totaled $420, $327 and $392, respectively.

(10)    Available-for-Sale Securities

The Company is a policyholder of Principal Financial Group, Inc. (“PFG”). During October 2001, PFG converted from a mutual insurance company into a stock enterprise through a demutualization transaction. In connection with this demutualization, the Company received approximately 22,000 shares of PFG stock during 2001. The Company’s receipt of PFG stock had no effect on the related policies in force.

The Company adopted EITF 99-4, Accounting for Stock Received from the Demutualization of a Mutual Insurance Company in 2001. Pursuant to EITF 99-4, the Company accounted for the receipt of stock at fair value with a gain recognized in other income. The receipt of stock, valued at PFG’s Initial Public Offering price of $18.50 per share, produced a realized gain of $406 during 2001. The Company classified its PFG stock as an available-for-sale investment.

During 2002, the Company sold its PFG stock and realized an additional gain of $238 based on the fair value appreciation of the stock subsequent to the Initial Public Offering.

(11)    Income Taxes

The Company records income taxes based on its consolidated tax return. Current and deferred federal and state tax (expense) benefit is as follows:

	December 28, 2002	December 29, 2001	December 30, 2000
Current income tax (expense) benefit
Federal	$22	$(20)	$—
State and local	(40)	109	(64)

	(18)	89	(64)
Deferred income tax (expense) benefit
Federal	(19)	—	19
State and local	(3)	—	3

	(22)	—	22

Total income tax (expense) benefit	$(40)	$89	$(42)

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to net earnings before income taxes. The following schedule reconciles income tax (expense) benefit at the statutory rate and the actual income tax expense as reflected in the consolidated statements of operations for the respective periods:

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002 and December 29, 2001
(Dollar amounts in thousands except per share data)

(11)    Income Taxes (Continued)

	December 28, 2002	December 29, 2001	December 30, 2000
Income tax (expense) benefit computed at the U.S. corporate tax rate of 34%	$(594)	$(237)	$(26)
Adjustments attributable to:
State income taxes	(122)	(49)	(5)
Deferred tax asset valuation allowance	676	375	(11)

Total income tax (expense) benefit	$(40)	$89	$(42)

The temporary differences result in a net deferred income tax asset that is reduced by a related valuation allowance, summarized as follows:
	December 28, 2002	December 29, 2001
Deferred income tax assets:
Operating loss carryforwards	$13,777	$15,303
Accounts receivable	216	196
Accruals	86	78
Compensation related	98	111
Tax credit carryforwards	286	305

Gross deferred tax assets	14,463	15,993
Deferred tax asset valuation allowance	(13,831)	(14,715)

Net deferred tax asset	632	1,278

Deferred income tax liabilities:
Available-for-sale securities	—	158
Inventories	459	904
Fixed assets	173	194

	632	1,256
Net deferred income tax asset	$—	$22

Included in the tax credit carryforward is approximately $286 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

Income tax expense and benefit for 2002, 2001 and 2000 consists primarily of current state taxes attributable to BMHI and its subsidiaries. Other current assets include refundable state income taxes of $50 and $136 at December 28, 2002 and December 29, 2001, respectively. Accrued liabilities include federal and state income taxes payable of $185 and $181 at December 28, 2002 and December 29, 2001, respectively. Other assets include the net deferred income tax asset of $0 and $22 at December 28, 2002 and December 29, 2001, respectively.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 28, 2002 and December 29, 2001
(Dollar amounts in thousands except per share data)

(11)    Income Taxes (Continued)

At December 28, 2002, the Company had operating loss carryforwards for U.S. income tax purposes of $35,325 available to reduce future taxable income through the following years:

Year of expiration	Net Operating Loss
2009	$6,075
2010	2,039
2011	16,549
2012	9,197
2019	535
2021	930

$35,325

The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code, during 1996. As a result, the utilization of the net operating losses that originated in or prior to 1996 is limited to a maximum of approximately $3,192 per year.

(12)    Operating Segments and Related Information

The Company operates primarily in the work gloves and protective wear segment. Through its Boss Manufacturing Company subsidiary, the Company imports, markets and distributes gloves, boots and rainwear products. In addition, through Boss Pet and the Warren Pet Products division of BMHI, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products.

The following table provides summarized information concerning the Company’s reportable segments. In this table, the Company’s corporate and certain smaller operations are grouped into a miscellaneous column entitled, “Corporate and Other.”

	Work Gloves and Protective Wear	Pet Supples	Corporate and Other	Total
2002
Revenues	$30,102	$2,633	$753	$33,488
Segment profit (loss)	2,260	(84)	(469)	1,707
Earnings (loss) fromoperations	1,896	(84)	(896)	916
Total assets	17,957	1,776	4,798	24,531
Capital expenditures	285	12	—	297
Depreciation	336	3	8	347
2001
Revenues	$30,546	$2,301	$890	$33,737
Segment profit (loss)	910	(62)	(63)	785
Earnings (loss) fromoperations	1,049	(62)	(658)	329
Total assets	17,659	1,241	4,264	23,164
Capital expenditures	47	—	—	47
Depreciation	361	12	9	382
F-17
Boss Holdings, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 28, 2002 and December 29, 2001 (Dollar amounts in thousands except per share data)

(12) Operating Segments and Related Information (Continued)

	Work Gloves and Protective Wear	Pet Supples	Corporate and Other	Total
2000
Revenues	$32,440	$2,634	$1,355	$36,429
Segment profit (loss)	350	120	(436)	34
Earnings (loss) from operations	410	123	(489)	44
Total assets	19,748	1,441	4,273	25,462
Capital expenditures	72	—	—	72
Depreciation	395	38	23	456

(13) Quarterly Consolidated Financial Information (Unaudited) The following is a summary of the unaudited quarterly results for fiscal 2002 and 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2002

Net sales	$8,255	$7,189	$7,734	$10,310	$33,488
Gross profit	3,080	2,516	2,834	4,316	12,746
Net earnings (loss)	225	568	(133)	1,047	1,707
Net earnings (loss) per common share
Basic	0.12	0.29	(0.07)	0.54	0.88
Diluted	0.12	0.28	(0.07)	0.50	0.82
Denominator for net earnings (loss) per common share
Basic	1,935	1,935	1,941	1,952	1,941
Diluted	1,935	2,061	1,941	2,089	2,080
2001
Net sales	$8,864	$7,174	$8,094	$9,605	$33,737
Gross profit	3,201	2,537	2,823	3,585	12,146
Net earnings (loss)	110	(261)	(77)	1,013	785
Net earnings (loss) per common share, basic and diluted	0.06	(0.13)	(0.04)	0.52	0.41
Denominator for net earnings (loss) per common share, basic and diluted	1,935	1,935	1,935	1,935	1,935

Boss Holdings, Inc. and Subsidiaries Schedule II — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Column A	Column B	Column C			Column D		Column E
Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
Year ended December 28, 2002
Accounts receivable	$458	$269	$—		$246	(a)	$481
Inventories	512	333	—		139	(b)	706
Deferred income tax asset	14,715	—	—		884	(c)	13,831
Promissory note receivable	948	—	—		948	(d)	—

Total allowances deducted from assets	$16,633	$602	$—		$2,217		$15,018

Year ended December 29, 2001
Accounts receivable	$542	$298	$—		$382	(a)	$458
Inventories	659	145	—		292	(b)	512
Deferred income tax asset	15,012	—	—		297	(c)	14,715
Promissory note receivable	948	—	—		—		948

Total allowances deducted from assets	$17,161	$443	$—		$971		$16,633

Year ended December 30, 2000
Accounts receivable	$509	$92	$—		$59	(a)	$542
Inventories	723	87	—		151	(b)	659
Deferred income tax asset	12,978	—	2,034	(c)	—		15,012
Promissory note receivable	—	—	948	(d)	—		948

Total allowances deducted from assets	$14,210	$179	$2,982		$210		$17,161

Notes:
(a)	Write off of uncollectible accounts

(b)	Write off of obsolete inventory

(c)	Maintenance of a valuation allowance discussed in Note 1 and Note 11 to the consolidated financial statements

(d)	Establishment and write off of a 100% valuation allowance for a contingent asset the settlement of which is discussed in Note 5 to the consolidated financial statements

INDEX TO EXHIBITS

(3)(i)	Articles of Incorporation

3.1	Certificate of Incorporation (see note A below)

3.1.1	Amendment to Certificate of Incorporation, dated December 7, 1998 (see note B below)

3.1.2	Amendment to Certificate of Incorporation, dated June 30, 2000 (see note C below)

(3)(ii)	By-Laws

3.2	By-Laws (see note A below)

(10)	Material Contracts

10.1	1998 Incentive Stock Option Plan, as amended (see note D below)

10.2	1998 Non-Employee Director Stock Option Plan, as amended (see note D below)

10.3	Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated June 16, 2000 (see note C below)

10.3.1	First Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated May 28, 2002. (see note E below)

10.4	Executive Severance Agreement by and between Boss Holdings, Inc. and J. Bruce Lancaster dated July 16, 2001 (see note F below)

21.1	Subsidiaries of the Registrant

99	Additional Exhibits

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (Registration No. 33-73118-A).

B	Incorporated herein by reference from the Company’s report on Form 10-K for the year ended December 26, 1998.

C	Incorporated herein by reference from the Company’s report on Form 10-Q for the quarter ended July 1, 2000.

D	Incorporated herein by reference from the Company’s registration statement on Form S-8 dated February 1, 2001.

E	Incorporated herein by reference from the Company’s report on Form 10-Q for the quarter ended June 29, 2002.

F	Incorporated herein by reference from the Company’s report on Form 10-K for the year ended December 29, 2001.