Form 10-Q
period 2003-03-29
BOSS HOLDINGS INC
filed 2003-05-13
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 29, 2003
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

221 West First Street
Kewanee, Illinois 61443
(Address of principal executive offices)

Delaware	58-1972066

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

(309) 852-2131
(Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes |X|   No |_|

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 28, 2003

Common Stock, $.25 par value	1,952,404

PART I. — FINANCIAL INFORMATION

Item 1. Financial Statements

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)
(Unaudited)

	March 29, 2003	December 28, 2002

ASSETS
Current Assets
Cash and cash equivalents	$4,780	$4,874
Accounts receivable, net	6,132	7,105
Inventories	9,477	8,603
Prepaid expenses & other	564	531

Total current assets	20,953	21,113

Property and Equipment, net	1,567	3,331
Assets Held For Sale	1,694	0
Other Assets	80	37

	$24,294	$24,481

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$648	$978
Current portion of long-term obligations	154	155
Accrued payroll and related expenses	597	551
Accrued liabilities & other	1,308	1,263

Total current liabilities	2,707	2,947

Long-Term Obligations, Net of Current Portion	1,319	1,314
Stockholders’ Equity
Common stock, $ .25 par value; 10,000,000 shares authorized;
shares issued 1,952,404	488	488
Additional paid-in capital	67,463	67,463
Accumulated deficit	(45,817)	(45,865)
Accumulated other comprehensive deficit	(116)	(116)

	22,018	21,970
Less: treasury shares and warrants - at cost	1,750	1,750

Total Stockholders’ equity	20,268	20,220

	$24,294	$24,481

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter ended March 29, 2003	Quarter ended March 30, 2002

Net sales	$9,243	$8,255

Cost of sales	5,657	5,175

Gross profit	3,586	3,080

Operating expenses	3,570	2,844

Earnings from operations	16	236

Other income and (expense)
Interest income	16	11
Interest expense	(25)	(23)
Other	41	1

Earnings before income tax	48	225

Income tax expense	0	0

Net earnings	$48	$225

Weighted average shares outstanding	1,952,404	1,934,904

Basic and diluted earnings per common share	$0.02	$0.12

The accompanying notes are an integral part of these statements.

     BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Quarter ended March 29, 2003	Quarter ended March 30, 2002
Cash Flows (Used) Provided By Operating Activities:
Net earnings	$48	$225
Adjustments to reconcile net earnings to net cash (used) provided by operations:
Depreciation and amortization	84	80
(Increase) decrease in operating assets:
Accounts receivable	973	1,568
Inventories	(874)	1,482
Prepaid expenses and other current assets	(33)	268
Deferred charges and other assets	(43)	0
Increase (decrease) in operating liabilities:
Accounts Payable	(330)	(126)
Accrued liabilities	91	(617)

Net cash (used) provided by operating activities	(84)	2,880

Cash Flows Used by Investing Activities:
Purchases of property and equipment	(14)	(35)

Net cash used by investing activities	(14)	(35)

Cash Flows Provided (Used) by Financing Activities:
Net borrowings (payments) on long-term obligations	4	(801)

Net cash provided (used) by financing activities	4	(801)

Effect of exchange rates on cash and cash equivalents	0	1

Net (decrease) increase in cash during period	(94)	2,045
Cash and cash equivalents at the beginning of the period	4,874	2,039

Cash and cash equivalents at the end of the period	$4,780	$4,084

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2003

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

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 28, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Mar 29, 2003	Mar 30, 2002

Numerator for basic and diluted net earnings
(loss) per common share — earnings (loss)
attributable to common stockholders	$48	$225

Denominator for basic net earnings (loss)
per common share — weighted average
shares outstanding	1,952	1,935
Effect of dilutive securities:
Stock options	141	—

Denominator for diluted earnings (loss)
per common share	2,093	1,935

Basic earnings (loss) per common share	$0.02	$0.12

Diluted earnings (loss) per common share	$0.02	$0.12

BOSS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2003

Note 3. Inventories

      Inventories consist of the following (in thousands):

	Mar 29, 2003	Dec 28, 2002

Raw materials	$136	$139
Finished goods	9,341	8,464

	$9,477	$8,603

Note 4. Springfield Warehouse Disposal

      In March 2003, the Company entered into purchase agreements for certain buildings located in Kewanee, IL. The Company plans to close its Springfield, IL distribution center and consolidate its Boss Manufacturing regional warehouse operations in Kewanee by September 30, 2003. During March 2003, the Company recorded a charge of $170,000 in its operating expenses for estimated exit and disposal costs associated with the closing of its Springfield facility. This estimate included the following items:

Termination benefits	$50,000
Relocation of inventory & equipment	81,000
Contract termination & other
relocation costs	39,000

Total	$170,000

      As of March 29, 2003, the Company had incurred no costs in connection with the Springfield closing. In accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), the Springfield facility was classified as an asset held for sale in the March 29, 2003 financial statements. Effective with the beginning of the second quarter 2003, the Company will no longer record depreciation on this asset. SFAS 144 requires assets held for sale to be valued at the lower of carrying value or fair value less cost to sell. Based on previous property appraisals and analysis of real estate values with commercial realtors in the Springfield area, management believes the fair value less disposition costs of the Springfield facility should equal or exceed the carrying value of this property.

Note 5. Stock Options

      At March 29, 2003, the Company had two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Prior to 2003, the Company elected to follow the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its stock options. Under the provisions of APB 25, no stock-based employee compensation was recorded in years prior to 2003 because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

     Effective December 31, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and

BOSS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 29, 2003

Disclosure (“SFAS 148”), on a prospective basis for all employee awards granted, modified, or settled after December 31, 2002. Awards under the Company’s plans generally vest over a three to four year period. Consequently, the cost related to stock-based compensation included in the determination of net income for the periods presented is less than that which would have been recognized if the fair value based method had been applied to awards issued during prior periods.

     The following table illustrates of the effect on net income and earnings per share if the fair value based method had been applied. This pro forma presentation utilizes fair values developed by Company management with the Black-Scholes options-pricing model using the following weighted average assumptions for 2003 and 2002, respectively: expected volatility 53% and 53%, expected dividend yield of 0% and 0%, weighted average risk-free rate of return of 4.6% and 2.6%, and expected lives of 5 and 5 years. The Company amortizes the estimated fair value of the options over their vesting period for purposes of pro forma disclosure and recording stock-based compensation expense under SFAS 148.

	Mar 29, 2003	Mar 30, 2002

Net earnings, as reported	$48	$225
Less: Stock-based compensation expense
determined under fair value based method
net of related tax effects	(15)	(18)

Pro forma net earnings	$33	$207

Earnings per share:
Basic and diluted — as reported	$0.02	$0.12

Basic and diluted — pro forma	$0.02	$0.11

     Stock option transactions are summarized as follows:

	Quarter ended March 29, 2003		Year ended December 28, 2002

	Shares	Weighted average exercise price	Shares	Weighted average exercise price

Outstanding, beginning of period	341,080	$2.19	208,580	$2.28
Granted	20,000	3.20	150,000	2.02
Exercised	—	—	(17,500)	1.75

Outstanding, end of period	361,080	$2.25	341,080	$2.19

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales

Sales by Segment $(000)	2003	2002

Work Gloves & Protective Wear	7,451	7,322

Pet Supplies	1,392	558

Corporate & Other	400	375

Total Sales	9,243	8,255

     Total revenues for the three months ended March 29, 2003 were $9,243,000, up $988,000, or 12.0%, from the comparable quarter in 2002. The bulk of the sales increase in the first quarter was attributable to the Company’s October 2002 RocCorp acquisition in the pet supplies segment. First quarter 2003 sales in this segment increased $834,000, or 149.5%, compared to 2002. In addition to the sales growth resulting from the RocCorp acquisition, the Company’s Warren Pet operations experienced a 3.8% sales increase in the pet supplies segment attributable primarily to reduced discounts and allowances during the first quarter of 2003. Sales in the pet supplies segment should continue to show improvement over the next two quarters due to the acquisition noted above.

     In the Company’s work gloves and protective wear segment revenues increased 1.8% on sales growth of 7.8% in the domestic industrial market. The Company increased sales in this market despite the weak overall economy by expanding its customer base in comparison to last year. With the addition of new accounts, the Company increased its sales mix of boots and rainwear, which increased average selling prices due to the higher selling prices associated with these products. Units shipped increased 1.7% during the first quarter of 2003 compared to the previous year. Sales in the domestic consumer market declined 4.1% due to lower selling prices, the weak overall economy, extended winter weather that reduced demand for seasonal garden gloves and the loss of certain customers to direct import programs. Units shipped increased slightly during the first quarter of 2003 compared to 2002. Sales in this segment generally decline during the warm weather months, and management anticipates reduced seasonal demand over the second and third quarters.

Cost of Sales

Cost of Sales by Segment $(000)	2003		2002

	$	%	$	%

Work Gloves & Protective Wear	4,516	60.6	4,623	63.1

Pet Supplies	951	68.3	376	67.4

Corporate & Other	190	47.5	176	46.9

Total Cost of Sales	5,657	61.2	5,175	62.7

     Cost of sales for the three months ended March 29, 2003 totaled $5,657,000 compared to $5,175,000 in the corresponding period of 2002. On a percentage of sales basis, cost of sales declined 1.5% from the previous year as the Company’s purchasing activities resulted in reduced acquisition cost and improved margin in its primary work gloves and protective wear segment. Margins decreased slightly in the Company’s pet supplies segment due to lower margins on certain manufactured goods associated with the RocCorp acquisition. Management is exploring alternatives to improve margins in this segment.

Operating Expenses

Operating Expenses by Segment $(000)	2003		2002

	$	%	$	%

Work Gloves & Protective Wear	2,845	38.5	2,299	31.4

Pet Supplies	387	27.8	206	36.9

Corporate & Other	338	—	339	—

Total Operating Expenses	3,570	38.6	2,844	34.5

     Operating expenses totaled $3,570,000 for the three months ended March 29, 2003, compared to $2,844,000 for the corresponding period in 2002. The bulk of this increase occurred in the work gloves and protective wear segment and was attributable to the following factors:

  Springfield warehouse disposal – In March 2003, the Company entered into purchase agreements to acquire certain buildings located in Kewanee, IL and developed a plan to consolidate its primary warehouse operations in Kewanee. In connection with this consolidation, the Company plans to close and dispose of its Springfield, IL distribution center. The Company recorded a charge of $170,000 in March 2003 representing management’s estimate of the exit and disposal costs associated with the Springfield closing. Based on previous appraisals and analysis of real estate values in Springfield, management believes the carrying cost of the Springfield property, now classified as an asset held for sale, reflects its current fair value net of selling costs. However, the Company can provide no assurance as to the ultimate net realizable value on the disposition of the Springfield building, or the length of time that may be required to sell this property. By consolidating facilities, management expects to reduce future warehousing costs.
  Selling expenses – During the first quarter of 2003, selling expenses increased approximately $170,000 due to several factors. The Company incurred certain royalty and other expenses in connection with launching CAT® branded work gloves and rainwear. These start-up expenses are expected to continue throughout the year, though CAT® product sales may be minimal in 2003. Management believes the CAT® brand will provide significant future sales opportunities in the consumer market.

In addition, the Company incurred higher selling expenses to promote sales growth in the consumer market. The majority of the increased expenses in this area were associated with attending trade shows, including show fees, travel expense to attend the shows and product sample costs. In addition, the Company incurred additional advertising costs during the first quarter of 2003.

  Administrative & Other – Expenses in the following areas increased approximately $164,000 in the first quarter of 2003 compared to 2002. The Company’s administrative payroll increased due to certain staff additions in the executive and purchasing areas as well as general salary increases in comparison to the previous year. Point of sale display expenses increased due in large part to displays shipped to consumer boot and rainwear customers. Freight expenses also increased during the first quarter of 2003 because of higher freight rates and increased weight shipped with an increase in sales mix of heavier boots and rainwear.

     Operating expenses also increased in the pet supplies segment by $181,000 in the first quarter of 2003 compared to the previous year. This increase was primarily attributable to operating expenses associated with the RocCorp acquisition.

Earnings (Loss) From Operations

Earnings (Loss) From Operations by Segment $(000)	2003		2002

	$	%	$	%

Work Gloves & Protective Wear	90	0.8	400	5.5

Pet Supplies	54	3.9	(24)	—

Corporate & Other	(128)	—	(140)	—

Total Earnings From Operations	16	0.2	236	2.9

     On a consolidated basis, the Company’s operating earnings totaled $16,000 for the quarter ended March 29, 2003, compared to $236,000 for the comparable period in 2002. The decline from the previous year was primarily attributable to the work gloves and protective wear segment. This segment’s increased operating expenses more than offset increased sales and improved margins. Operating earnings in the pet supplies segment increased due to earnings generated by the Company’s RocCorp acquisition.

Other Income and (Expense)

     First quarter 2003 interest income of $16,000 and interest expense of $25,000 were little changed from the previous year. The Company’s other net income of $41,000 during the first quarter consisted primarily of a gain on marketable securities held by the Company.

Taxes

     Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to a change in control experienced in 1996.

Liquidity and Capital Resources

     Operating activities used $84,000 in cash through March 2003, compared to providing cash of $2,880,000 in the previous year. This difference is largely attributable to inventory changes. During the first quarter of 2003, the Company increased inventory in its work gloves and protective wear segment to support expected seasonal spring sales, particularly in the boot and rainwear areas, and improve shipping performance. In addition, the Company increased inventory in the pet supplies segment to support seasonal sales requirements associated with its October 2002 acquisition in this segment. In the first quarter of 2002, the Company reduced inventory from 2001 year-end levels, which were higher than planned due to weak demand resulting from unusually warm December 2001 weather.

     First quarter cash flow from operating activities was further impacted by accounts receivable. Generally, the Company’s accounts receivable decline during the first quarter due to collection of increased seasonal billings during the previous quarter. The Company’s cash flow from this seasonal accounts receivable reduction during the first quarter was lower in 2003 than in the previous year due to increased sales in the pet supplies segment resulting from the Company’s recent acquisition.

     Investing activities used $14,000 in the first quarter of 2003, compared to $35,000 during the comparable period in 2002. Investing activities consisted of purchases of property and equipment in the Kewanee headquarters. Purchases of property and equipment are expected to increase significantly during the second quarter because of the purchase of new warehouse facilities and required capital expenditures to make these facilities ready for operation.

     At March 29, 2003, the Company had $4,780,000 in cash with no borrowings under its $8 million revolving line of credit. Due to certain collateral limitations, the Company’s availability under this line totaled $7,220,000 as of March 29, 2003. The Company’s cash on hand and availability under the credit facility should provide ample liquidity for expected working capital and operating needs. In an effort to improve its return on funds, the Company periodically invests a portion of its available cash in marketable securities. During the first quarter the amount invested in marketable securities fluctuated between 1% and 2% of available cash. The market value of marketable securities held as of March 29, 2003 totaled approximately $70,000.

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

(b)      Changes in internal controls.

     None.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a party to various legal actions incident to the normal operation of its business. These lawsuits primarily involve claims for damages arising out of commercial disputes. The Company has been named as a defendant in several lawsuits alleging past exposure to asbestos contained in gloves manufactured or sold by one of the Company’s predecessors-in-interest, all of which actions are being defended by one or more of the Company’s general or products liability insurers. Management believes the ultimate disposition of these matters should not materially impact the Company’s consolidated financial position or liquidity.

Item 2. Changes in Securities

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security holders

     Not applicable.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	10.5	Real Estate Purchase Agreement by and between Great Dane Limited Partnership and Boss Manufacturing Company dated March 18, 2003.
	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K
None.

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSS HOLDINGS, INC.

Dated: May 13, 2003	By:	/s/ J. Bruce Lancaster

J. Bruce Lancaster Chief Financial Officer (principal financial officer)

CERTIFICATION

I, J. Bruce Lancaster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boss Holdings, Inc.;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date:     May 13, 2003

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

Date:     May 13, 2003

By:	/s/ G. Louis Graziadio III

G. Louis Graziadio III, Chairman of the Board and President Principal Executive Officer