Form 10-Q
period 2003-06-28
BOSS HOLDINGS INC
filed 2003-08-12
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 28, 2003
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction	(IRS Employer
incorporation or organization	Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at July 31, 2003

Common Stock, $.25 par value	1,952,404

PART I.- FINANCIAL INFORMATION
Item 1. Financial Statements

BOSS HOLDINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)
(Unaudited)

ASSETS

		June 28,	December 28,
		2003	2002

Current Assets
Cash and cash equivalents		$5,436	$4,874
Accounts receivable, net		4,982	7,105
Inventories		10,940	8,603
Prepaid expenses & other		370	531

Total current assets		21,728	21,113

Property and Equipment, net		2,719	3,331

Assets Held For Sale		1,694	0

Other Assets		90	37

		$26,231	$24,481

	LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable		$611	$978
Current portion of long-term obligations		237	155
Accrued payroll and related expenses		473	551
Accrued liabilities & other		1,540	1,263

Total current liabilities		2,861	2,947

Long-Term Obligations, Net of Current Portion		3,075	1,314

Stockholders' Equity
Common stock, $ .25 par value; 10,000,000 shares authorized;		488	488
shares issued and outstanding 1,952,404
Additional paid-in capital		67,463	67,463
Accumulated deficit		(45,792)	(45,865)
Accumulated other comprehensive deficit		(114)	(116)

		22,045	21,970
Less: treasury shares - at cost		1,750	1,750

Total stockholders' equity		20,295	20,220

		$26,231	$24,481

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

			Six Months	Six Months
	Quarter ended	Quarter ended	ended	ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net sales	$8,424	$7,189	$17,667	$15,445

Cost of sales	5,313	4,673	10,970	9,848

Gross profit	3,111	2,516	6,697	5,597

Operating expenses	3,133	2,690	6,703	5,534

Earnings (loss) from operations	(22)	(174)	(6)	63

Other income and (expense)
Interest income	21	29	37	40
Interest expense	(35)	(23)	(60)	(46)
Other	61	736	102	737

Earnings before income tax	25	568	73	794

Income tax expense	0	0	0	0

Net earnings	$25	$568	$73	$794

Weighted average shares outstanding	1,952,404	1,934,904	1,952,404	1,934,904

Basic earnings per common share	$0.01	$0.29	$0.04	$0.41

Diluted earnings per common share	$0.01	$0.29	$0.03	$0.41

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months ended	Six Months ended
	June 28, 2003	June 29, 2002

Cash Flows (Used) Provided By Operating Activities:
Net earnings	$73	$794
Adjustments to reconcile net earnings to net cash provided
by operations:
Depreciation and amortization	162	161
Gain on sale of marketable securities	0	(238)
(Increase) decrease in operating assets:
Accounts receivable	2,123	1,972
Inventories	(2,337)	2,023
Prepaid expenses and other current assets	161	260
Deferred charges and other assets	(53)	0
Increase (decrease) in operating liabilities:
Accounts payable	(367)	(291)
Accrued liabilities	199	(430)

Net cash (used) provided by operating activities	(39)	4,251

Cash Flows (Used) Provided by Investing Activities:
Purchases of property and equipment	(1,244)	(64)
Proceeds from sale of marketable securities	0	644

Net cash (used) provided by investing activities	(1,244)	580

Cash Flows Provided (Used) by Financing Activities:
Net borrowings (payments) on long-term obligations	1,843	(838)

Net cash provided (used) by financing activities	1,843	(838)

Effect of exchange rates on cash and cash equivalents	2	5

Net increase in cash during period	562	3,998
Cash and cash equivalents at the beginning of the period	4,874	2,039

Cash and cash equivalents at the end of the period	$5,436	$6,037

The accompanying notes are an integral part of these statements.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2003

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

              Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 28, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2. Earnings Per Share

              The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Numerator for basic and diluted net earnings
(loss) per common share - earnings (loss)
attributable to common stockholders	$25	$568	$73	$794

Denominator for basic net earnings (loss)
per common share - weighted average
shares outstanding	1,952	1,935	1,952	1,935
Effect of dilutive securities:
Employee stock options	152	126	147	63

Denominator for diluted earnings (loss)
per common share	2,104	2,061	2,099	1,998

Basic earnings (loss) per common share	$0.01	$0.29	$0.04	$0.41

Diluted earnings (loss) per common share	$0.01	$0.28	$0.03	$0.40

BOSS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2003

Note 3. Inventories

Inventories consist of the following (in thousands):

	June 28,	Dec. 28,
	2003	2002

Raw materials	$126	$139
Finished goods	10,814	8,464

	$10,940	$8,603

Note 4. Springfield Warehouse Disposal

              On April 15, 2003, the Company purchased certain buildings located in Kewanee, IL. The Company plans to close its Springfield, IL distribution center and consolidate its Boss Manufacturing regional warehouse operations in Kewanee by September 30, 2003. During the first quarter of 2003, the Company recorded a charge of $170,000 in its operating expenses for estimated exit and disposal costs associated with the closing of its Springfield facility. This estimate included the following items:

Termination benefits	$50,000
Relocation of inventory & equipment	81,000
Contract termination & other
relocation costs	39,000

Total	$170,000

              As of June 28, 2003, the Company had incurred no costs in connection with the Springfield closing. In accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of”, the Springfield facility was classified as an asset held for sale as of March 29, 2003. Effective with the beginning of the second quarter 2003, the Company stopped recording depreciation on this asset. SFAS 121 requires assets held for sale to be valued at the lower of carrying value or fair value less cost to sell. Based on previous property appraisals and analysis of real estate values with commercial realtors in the Springfield area, management estimates the fair value less disposition costs of the Springfield facility to equal or exceed the property’s carrying value. Accordingly, the accompanying financial statements report the Springfield facility at its carrying value.

Note 5. Long-Term Obligations

              In connection with the April 15, 2003 purchase of a warehouse in Kewanee, Illinois, the Company borrowed funds under mortgage notes payable from a commercial bank and a local governmental agency.

              The commercial bank mortgage note payable in the original amount of $1.04 million requires monthly principal payments of $4,000, and interest at LIBOR plus 2.1% adjusted monthly (effective rate of 3.2% at June 28, 2003). All remaining principal is due in April 2010.

BOSS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2003

This note is collateralized by certain real property of Boss Manufacturing Company located in Kewanee, Illinois.

              The governmental agency loan in the original amount of $600,000 is secured by a second mortgage on certain of the Company’s Kewanee, Illinois real property. This loan requires monthly payments of $8,000 including interest at 3% through
April 2010.

Note 6. Stock Options

              At June 28, 2003, the Company had two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Prior to 2003, the Company elected to follow the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), in accounting for its stock options. Under the provisions of APB 25, no stock-based employee compensation was recorded in years prior to 2003 because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

              Effective December 29, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), on a prospective basis for all employee awards granted, modified, or settled after December 29, 2002. Awards under the Company’s plans generally vest over a three to four year period. Currently, no awards issued since the adoption of SFAS 148 have vested. Consequently, no stock option expense has been recorded in 2003. As these options vest in 2004 and following years, the Company will record an expense to recognize the estimated fair value of such options. The cost related to stock-based compensation included in the determination of net income for the periods presented is less than that which would have been recognized if the fair value based method had been applied to awards issued during prior periods.

              The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied. This pro forma presentation utilizes fair values developed by Company management with the Black-Scholes options-pricing model using the following weighted average assumptions for 2003 and 2002, respectively: expected volatility 53% and 53%, expected dividend yield of 0% and 0%, weighted average risk-free rate of return of 4.6% and 2.6%, and expected lives of 5 and 5 years. The Company amortizes the estimated fair value of the options over their vesting period for purposes of pro forma disclosure and recording stock-based compensation expense under SFAS 148.

$(000) Except Per Share Data	Quarter ended		Six Months ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net earnings, as reported	$25	$568	$73	$794
Less: Stock-based compensation expense
determined under fair value based method
net of related tax effects	(15)	(18)	(30)	(35)

Pro forma net earnings	$10	$550	$43	$759

Earnings per share - as reported:
Basic	$0.01	$0.29	$0.04	$0.41

Diluted	$0.01	$0.28	$0.03	$0.40

Earnings per share - pro forma:
Basic	$0.01	$0.28	$0.02	$0.39

Diluted	$0.00	$0.27	$0.02	$0.38

BOSS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
June 28, 2003

Stock option transactions are summarized as follows:

	Six Months ended		Year ended
	28-Jun-03		28-Dec-02

		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding, beginning	341,080	$2.19	208,580	$2.28
of period
Granted	20,000	3.20	150,000	2.02
Exercised	-	-	(17,500)	1.75

Outstanding, end of period	361,080	$2.25	341,080	$2.19

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Results of Operations

               Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant’s products, pricing policies of competitors, investment results on funds invested in marketable securities by management, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. The words “believe,” “expect”, “anticipate”, “should”, “could” and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales

Sales by Segment $(000)	Quarter		Year-to-Date

	2003	2002	2003	2002

Work Gloves & Protective Wear	6,632	6,264	14,083	13,587
Pet Supplies	1,577	734	2,969	1,293
Corporate & Other	215	191	615	565

Total Sales	8,424	7,189	17,667	15,445

               Total revenues for the three months ended June 28, 2003 were $8,424,000, up $1,235,000 or 17.2% from the comparable quarter in 2002. The sales increase during the second quarter was largely attributable to the Company’s fourth quarter 2002 acquisition in the pet supplies segment. Sales in this segment increased $843,000, or 115%, compared to the previous year. Warren Pet sales declined slightly during the second quarter while sales at the newly acquired Boss Pet operation totaled $975,000. The Company has successfully retained the customer base of the previous RocCorp operation and will focus on expanding this customer base in the future.

               In the Company’s primary work gloves and protective wear segment, sales increased $368,000, or 5.9%, during the second quarter of 2003 compared to 2002. Revenues in both the consumer and industrial markets of this segment grew approximately 6%. In the consumer market, revenue growth was attributable to increased boot and rainwear volume as the Company’s primary customers for these products experienced growth in consumer demand. One of the Company’s largest boot and rainwear customers has announced it will pursue a direct import program beginning in the second half of 2003. This customer loss could reduce future boot and rainwear sales by approximately 10%. Industrial sales increased on a 15% increase in unit volume attributable to customer growth in this market.

          As expected, sales declined from the first quarter due to warmer weather conditions and are likely to be weak for the remainder of the summer months. Management expects sales to increase in the second half of the year during the fall and winter seasons.

          On a year-to-date basis, consolidated sales were up $2,222,000, or 14.4%, in 2003 with the bulk of this decrease attributable to the pet supplies segment. Increased sales in the pet supplies segment resulted from the Company’s 2002 RocCorp acquisition. In addition, sales increased in the work gloves and protective wear segment on 7% revenue growth in the industrial market. This growth resulted from higher unit sales attributable to customer additions during the first half of 2003 and second half of 2002.

Cost of Sales

Cost of Sales by Segment $(000)	Quarter				Year-to-Date

	2003		2002		2003		2002

	$	%	$	%	$	%	$	%

Work Gloves & Protective Wear	4,144	62.5	4,120	65.8	8,660	61.5	8,744	64.4
Pet Supplies	1,067	67.7	440	59.9	2,018	68.0	816	63.1
Corporate & Other	102	47.4	113	59.2	292	47.5	288	51.0

Total Cost of Sales	5,313	63.1	4,673	65.0	10,970	62.1	9,848	63.8

          Cost of sales for the three months ended June 28, 2003 totaled $5,313,000 compared to $4,637,000 in the corresponding period of 2002. The bulk of the increase in cost of sales was attributable to higher sales in the pet supplies segment as discussed above. As a percentage of sales, consolidated cost of sales declined 1.9% on improved margins at the Company’s work gloves and protective wear. Costs continued to decline during the second half of 2002, but appear to be stabilizing in 2003 and are expected to increase for a number of products in future months. The second quarter 2003 cost of sales percentage in the pet supplies segment increased 7.8% compared to the previous year due to lower margins on certain manufactured goods associated with the RocCorp acquisition, though these products are generally profitable to the Company due to the relatively low operating expense structure at this operation.

          For the six-month period, cost of sales increased $1,122,000, while declining 1.7% as a percentage of sales. Cost of sales increased in dollars due to higher sales during the year, but decreased as percentage of sales due to improved margins in the work gloves and protective wear segment. Despite lower selling prices in this segment, the Company increased margin through aggressive purchasing efforts, including advance purchases of certain styles in anticipation of future price increases.

Operating Expenses

Operating Expenses by Segment $(000)	Quarter				Year-to-Date

	2003		2002		2003		2002

	$	%	$	%	$	%	$	%

Work Gloves & Protective Wear	2,407	36.3	2,097	33.5	5,251	37.3	4,396	32.3
Pet Supplies	407	25.8	240	32.7	795	26.8	446	34.5
Corporate & Other	319	—	353	—	657	—	692	—

Total Operating Expenses	3,133	37.2	2,690	37.4	6,703	37.9	5,534	35.8

                Operating expenses totaled $3,133,000 during the second quarter of 2003, compared to $2,690,000 for the corresponding period in 2002. The bulk of this increase occurred in the work gloves and protective wear segment and was attributable to the following factors:

·

Selling expenses – During the second quarter of 2003, selling expenses increased $140,000 due in large part to expenses associated with launching CAT® branded products and increased commissions. The Company anticipates start-up expenses in connection with CAT® branded work gloves and rainwear to continue through the end of 2003, though product sales may be modest during this period. Management believes the CAT® brand will provide significant future sales opportunities in the consumer market. Commissions increased due to the retention of certain new manufacturer’s representative groups, particularly in the industrial market, in an effort to increase penetration in certain regions of the country.

·

Administrative and other – The balance of the increase in operating expenses during the second quarter resulted from out-bound freight, warehousing and administrative payroll. Freight expense increased primarily as a result of higher freight rates and the growth in sales of rainwear and boots, products which are relatively heavy in comparison to the Company’s other products in this segment. The Company incurred higher warehousing expense in the second quarter of 2003 due to warehouse consolidation preparation. Administrative payroll expenses have been higher in 2003 due to certain staff additions and general salary increases.

                Operating expenses also increased in the pet supplies segment by $167,000 in the second quarter of 2003 compared to the comparable period in 2002. This increase was attributable to operating expenses associated with the RocCorp acquisition.

                For the six month period ended June 28, 2003, operating expenses increased $1,169,000 compared to the prior year. As in the second quarter, the increase was primarily attributable to the work gloves and protective wear segment. Increased selling expenses, due in part to the introduction of new CAT® branded products, higher warehousing expenses associated with the consolidation of warehouse facilities and increased administrative expenses led to higher operating expenses in the work gloves and protective wear segment during 2003. In addition, operating expenses in the pet supplies segment increased as a result of expenses at the former RocCorp operation acquired in 2002.

Earnings (Loss) From Operations

Earnings (Loss) From Operations by Segment $(000)	Quarter				Year-to-Date

	2003		2002		2003		2002

	$	%	$	%	$	%	$	%

Work Gloves & Protective Wear	81	1.2	47	0.8	172	1.2	447	3.3
Pet Supplies	103	6.5	54	7.4	156	5.3	31	2.4
Corporate & Other	(206)	—	(275)	—	(334)	—	(415)	—

Total Operating Income (Loss)	(22)	(0.3)	(174)	(2.4)	(6)	(0.0)	63	0.4

            On a consolidated basis, the Company’s operating loss for the second quarter of 2003 decreased to $22,000 from $174,000 during the same period in 2002. The Company typically operates at a loss during warm weather months. The reduced loss in the most recent quarter was primarily attributable to earnings generated by the RocCorp operations acquired in 2002.

            The loss from operations through June 2003 totaled $6,000, compared to earnings of $63,000 for the comparable period in 2002. Despite improved earnings in the pet supplies segment, the decline in earnings at the work gloves and protective wear segment attributable to higher operating expenses led to lower consolidated earnings for the Company.

Other Income and (Expense)

            The Company incurred $35,000 in interest expense during the second quarter of 2003, an increase of $12,000 from the comparable period in 2002 due to increased borrowings in connection with the acquisition of new warehouse facilities. Interest income decreased from $29,000 in the second quarter of 2002 to $21,000 in the second quarter of 2003 due primarily to lower interest rates.

            The Company recorded a gain of $61,000 from the sale of marketable securities during the second quarter of 2003. This sale liquidated the Company’s holdings of marketable securities. During the second quarter of 2002, the Company recorded gains of $500,000 from a settlement concerning a former officer and $238,000 from the sale of certain stock received in connection with the demutualization of Principal Financial Group, Inc.

            Interest expense for the six months ended June 28, 2003 increased $14,000 from the comparable period in 2002 due to increased borrowings in connection with the acquisition of new warehouse facilities during the second quarter. Other income during the first half of 2003 consisted primarily of gains on marketable securities.

Taxes

            Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to a change in control experienced in 1996.

Liquidity and Capital Resources

            Operating activities used $39,000 in cash through the first six months of 2003, compared to providing cash of $4,251,000 in the previous year. The primary changes from the prior year were in inventories and net earnings. Inventories used $2,337,000 in 2003 as opposed to providing cash in the prior year. During 2003, the Company increased inventories of various key items in anticipation of increasing prices. In addition, the Company built inventory levels in the pet supplies segment due to the fourth quarter 2002 RocCorp acquisition in this segment. Inventories were depleted at RocCorp prior to the acquisition. Also, sales in this segment peak during the second and third quarters requiring increased inventory to support seasonal sales. Earnings declined primarily as a result of non-recurring gains on a legal settlement and the sale of stock during the second quarter of 2002.

                 Investing activities used $1,244,000 in the first half of 2003, compared to providing $580,000 during the comparable period in 2002. In 2003, the bulk of the $1,244,000 use of funds for purchases of property and equipment consisted of the purchase of warehouse facilities in Kewanee and initial improvements on these facilities. Management expects to incur additional improvement costs of approximately $250,000 on these facilities during the third quarter in order to complete its warehouse consolidation plan. During 2002, purchases of property and equipment totaled $64,000, incurred primarily in connection with certain headquarters improvements, warehouse facility improvements and computer system networking enhancements. Also during 2002, the Company sold its holding of Principal Financial Group, Inc. stock realizing gross proceeds from this sale of $644,000.

                 Cash flows provided by financing activities totaled $1,843,000 during 2003 due to borrowings obtained in connection with the purchase of new warehouse facilities. The Company borrowed sufficient funds to accommodate planned capital improvements on these facilities. During 2002, the Company paid down debt by $838,000 with cash provided by operations.

                 At June 28, 2003, the Company had $5,436,000 in cash with no borrowings under its $8 million revolving line of credit. Due to certain collateral limitations, the Company’s availability under this line totaled $6,600,000 as of June 28, 2003. The Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

                 The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company’s financial instruments is generally not impacted by changes in interest rates and the Company currently has no investments in derivatives. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

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

Item 4.      Submission of Matters to a Vote of Security holders

The Annual Meeting of the Company’s stockholders was held on Tuesday, June 10, 2003 in St. Louis, MO. At the meeting the stockholders voted on the following items:

1)	Elected six directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

	For	Withheld

G. Louis Graziadio, III	1,670,433	843

Perry A. Lerner	1,670,433	843

Lee E. Mikles	1,670,444	829

Paul A. Novelly	1,670,447	829

Richard D. Squires	1, 670,447	829

J. Bruce Lancaster	1,670,432	844

2)	Approved and ratified the appointment of Grant Thornton LLP as the Company’s independent auditors for the fiscal year ending December 27, 2003.

1,658,337 for	1,278 against	11,661 abstain

Item 5.      Other Information

                  Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

(a)	Exhibits

10.3.2

Second Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A. successor to American National Bank and Trust Company of Chicago, dated April 15, 2003.

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

For the current quarter, no reports on Form 8-K were filed.

SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSS HOLDINGS, INC.

Dated: August 12, 2003	By: /s/ J. Bruce Lancaster
J. Bruce Lancaster
Chief Financial Officer
(principal financial officer)