Form 10-Q
period 2003-09-27
BOSS HOLDINGS INC
filed 2003-11-12
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2003

                          Commission File No. 0-23204

                               BOSS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               58-1972066
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

                              221 West First Street
                             Kewanee, Illinois 61443
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (309) 852-2131
                           ---------------------------
                           (Issuer's telephone number)

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least
the past 90 days. Yes [ X ]  No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding at October 31, 2003
--------------------------------------------------------------------------------
Common Stock, $.25 par value                                1,952,404

PART I.- FINANCIAL INFORMATION

Item 1. Financial Statements

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)
                                  (Unaudited)


                                                     September 27,  December 28,
                                                          2003          2002
ASSETS                                               ---------------------------
Current Assets
  Cash and cash equivalents .......................     $  3,881      $  4,874
  Accounts receivable, net ........................        5,240         7,105
  Inventories .....................................       11,455         8,603
  Prepaid expenses and other ......................          304           531
                                                        ----------------------
        Total current assets ......................       20,880        21,113
                                                        ----------------------

Property and Equipment, net .......................        2,972         3,331

Assets Held for Sale ..............................        1,694            --

Other Assets ......................................          115            37
                                                        ----------------------
                                                        $ 25,661      $ 24,481
                                                        ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable ................................     $    495      $    978
  Current portion of long term obligations ........          243           155
  Accrued payroll and related expenses ............          494           551
  Accrued liabilities & other .....................        1,392         1,263
                                                        ----------------------
        Total current liabilities .................        2,624         2,947
                                                        ----------------------

Long-Term Debt, Net of Current Portion ............        2,936         1,306

Other Long-Term Obligations .......................           87             8

Stockholders' Equity
  Common stock, $.25 par value; 10,000,000
    shares authorized; shares issued and
    outstanding 1,952,404 .........................          488           488
  Additional paid-in capital ......................       67,463        67,463
  Accumulated deficit .............................      (46,063)      (45,865)
  Accumulated other comprehensive deficit .........         (124)         (116)
                                                        ----------------------
                                                          21,764        21,970
  Less:  treasury shares - at cost ................        1,750         1,750
                                                        ----------------------
        Total stockholders' equity ................       20,014        20,220
                                                        ----------------------
                                                        $ 25,661      $ 24,481
                                                        ======================

The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLDIATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (Unaudited)

                                                                      Nine Months    Nine Months
                                        Quarter Ended  Quarter Ended      Ended         Ended
                                        September 27,  September 28,  September 27,  September 28,
                                             2003          2002           2003           2002
                                         ---------------------------------------------------------
Net sales ............................   $     8,017    $     7,734    $    25,684    $    23,179

Cost of sales ........................         5,027          4,900         15,998         14,748
                                         --------------------------------------------------------
Gross profit .........................         2,990          2,834          9,686          8,431

Operating expenses ...................         3,235          2,905         10,079          8,475
                                         --------------------------------------------------------
Loss from operations .................          (245)           (71)          (393)           (44)
                                         --------------------------------------------------------

Other income and (expenses):
  Interest income ....................            14             25             51             65
  Interest expense ...................           (44)           (32)          (104)           (79)
  Other ..............................             3            (55)           248            719
                                         --------------------------------------------------------
(Loss) earnings before income tax ....          (272)          (133)          (198)           661

Income tax expense ...................            --             --             --             --
                                         --------------------------------------------------------
Net (loss) earnings ..................   $      (272)   $      (133)   $      (198)   $       661
                                         ========================================================

Weighted average shares outstanding ..     1,952,404      1,940,674      1,952,404      1,936,821

Basic (loss) earnings per common share   $     (0.14)   $     (0.07)   $     (0.10)   $      0.34
                                         ========================================================

Diluted (loss) earnings per common
  share ..............................   $     (0.14)   $     (0.07)   $     (0.10)   $      0.33
                                         ========================================================
Comprehensive (loss) earnings:
  Net (loss) earnings ................   $      (272)   $      (133)   $      (198)   $       661
  Unrealized loss on interest
    rate swap ........................            (8)            --             (8)            --
                                         --------------------------------------------------------
Comprehensive (loss) earnings ........   $      (280)   $      (133)   $      (206)   $       661
                                         ========================================================

The accompanying notes are an integral part of these statements.

                     BOSS HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLDIATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                             Nine Months     Nine Months
                                                                Ended           Ended
                                                            September 27,   September 28,
                                                                2003            2002
                                                            -----------------------------
Cash Flows (Used) Provided by Operating Activities:
  Net (loss) earnings ....................................    $  (198)       $   661
  Adjustments to reconcile net (loss) earnings to
    net cash (used) provided by operations:
    Depreciation and amortization ........................        235            249
    Gain on sale of available-for-sale securities ........         --           (238)
    (Increase) decrease in operating assets:
      Accounts receivable ................................      1,865            843
      Inventories ........................................     (2,852)         1,794
      Prepaid expenses and other current assets ..........        227            230
      Other assets .......................................        (78)            --
    Increase (decrease) in operating liabilities:
      Accounts payable ...................................       (483)           (96)
      Accrued liabilities ................................         64             61
      Other liabilities ..................................         79             --
                                                             -----------------------
        Net cash (used) provided by operating activities .     (1,141)         3,504
                                                             -----------------------

Cash Flows (Used) Provided by Investing Activities:
  Purchases of property and equipment ....................     (1,320)          (170)
  Proceeds from sale of operating assets .................         --            644
                                                             -----------------------
        Net cash (used) provided by investing activities .     (1,320)           474
                                                             -----------------------

Cash Flows Provided (Used) by Financing Activities:
  Net repayments on revolving line of credit .............         --          (762)
  Borrowings on long-term debt ...........................      1,640            --
  Repayment of long-term debt ............................       (172)         (116)
  Proceeds from exercise of stock options and warrants ...         --            30
                                                              ---------------------
        Net cash provided (used) by financing activities .      1,468          (848)
                                                              ---------------------

Effect of exchange rates on cash and cash equivalents ....         --             1
                                                              ---------------------

Net (decrease) increase in cash during period ............       (993)        3,131
Cash and cash equivalents at the beginning of the period .      4,874         2,039
                                                              ---------------------
Cash and cash equivalents at the end of the period .......     $3,881        $5,170
                                                              =====================

The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 27, 2003




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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 28, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2. Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

                                                            Quarter Ended                   Nine Months Ended
                                                        ------------------------        -------------------------
                                                        27-Sep           28-Sep          27-Sep          28-Sep
                                                         2003             2002            2003            2002
                                                        ---------------------------------------------------------
Numerator for basic and diluted net earnings
  (loss) per common share - earnings (loss)
  attributable to common stockholders                   $  (272)        $   (133)       $   (198)       $     661
                                                        =========================================================
Denominator for basic net earnings (loss)
  per common share - weighted average
  shares outstanding                                      1,952           1,941            1,952            1,937
Effect of dilutive securities:
  Employee stock options                                     --              --               --               93
                                                        ---------------------------------------------------------
  Denominator for diluted earnings (loss)
    per common share                                      1,952           1,941            1,952            2,030
                                                        =========================================================

Basic earnings (loss) per common share                  $ (0.14)        $ (0.07)        $  (0.10)       $    0.34
                                                        =========================================================

Diluted earnings (loss) per common share                $ (0.14)        $ (0.07)        $  (0.10)       $    0.33
                                                        =========================================================

Note 3.  Inventories

Inventories consist of the following (in thousands):

                                                      27-Sep              28-Dec
                                                       2003                2002
                                                     ---------------------------
Raw materials ..........................             $   116             $   139
Finished goods .........................              11,339               8,464
                                                     ---------------------------
                                                     $11,455             $ 8,603
                                                     ===========================

Note 4.  Springfield Warehouse Disposal

On April 15, 2003, the Company purchased certain buildings located in Kewanee, IL. After renovating these buildings, the Company closed its Springfield, IL distribution center and consolidated its Boss Manufacturing regional warehouse operations in Kewanee as of September 27, 2003. During the first quarter of 2003, the Company recorded a charge of $170,000 in its operating expenses for estimated exit and disposal costs associated with the closing of its Springfield facility. Based on expenditures incurred through September 27, 2003, the Company reduced this charge by $60,000 at the end of the third quarter. The following schedule provides an analysis of the initial cost estimate, costs incurred and the remaining balance of the accrued liability for exit and disposal costs as of September 27, 2003:

                                   29-Mar-03                           27-Sep-03
                                   Beginning    Costs       Estimate     Ending
                                    Balance    Incurred     Reduction   Balance
                                    --------------------------------------------

Termination benefits ...........    $ 50,000    $ 35,000    $     --    $ 15,000
Relocation of inventory
  and equipment ................      81,000       6,000      60,000      15,000
Contract termination and
  other relocation costs .......      39,000      13,000          --      26,000
                                    --------------------------------------------
        Total ..................    $170,000    $ 54,000    $ 60,000    $ 56,000
                                    ============================================

In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Springfield facility was classified as an asset held for sale as of March 29, 2003. Effective with the beginning of the second quarter 2003, the Company stopped recording depreciation on this asset. SFAS 121 requires assets held for sale to be valued at the lower of carrying value or fair value less cost to sell. Based on previous property appraisals and analysis of real estate values with commercial realtors in the Springfield area, management estimates the fair value less disposition costs of the Springfield facility to equal or exceed the property's carrying value. Accordingly, the accompanying financial statements report the Springfield facility at its carrying value.

Note 5.  Interest Rate Swap Agreement

In July 2003, the Company entered into an interest rate swap agreement related to its $1.04 million mortgage note. The swap is utilized to effectively fix the interest rate on the debt at 5.83%. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized over the life of the loan as interest expense. Included in accumulated other comprehensive deficit is a loss of approximately $8,000 relating to the fair value of the swap agreement as of September 27, 2003.

Note 6.  Reclassifications

Certain expenses in the consolidated statements of operations have been reclassified, with no effect on net earnings (loss) or earnings (loss) per common share, to be consistent with the classifications adopted for the quarter ended September 27, 2003.

Note 7.  Stock Options

At September 27, 2003, the Company had two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Prior to 2003, the Company elected to follow the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its stock options. Under the provisions of APB 25, no stock-based employee compensation was recorded in years prior to 2003 because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective December 29, 2002, the Company adopted the fair value recognition provisions of FASB Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), on a prospective basis for all employee awards granted, modified, or settled after December 29, 2002. Awards under the Company's plans generally vest over a three to four year period. The cost related to stock-based compensation included in the determination of net income for the periods presented is less than that which would have been recognized if the fair value based method had been applied to awards issued during prior periods.

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

                                                Quarter Ended         Nine Months Ended
                                           ---------------------------------------------
                                             27-Sep       28-Sep      27-Sep     28-Sep
$(000) Except Per Share Data                  2003         2002        2003       2002
----------------------------------------------------------------------------------------
Net (loss) earnings, as reported .......   $     (272)  $    (133)  $    (198)  $    661
Less:  stock-based compensation expense
  determined under fair value based
  method net of related tax effects ....          (15)        (18)        (45)       (53)
                                           ---------------------------------------------
Pro forma net (loss) earnings ..........   $      287   $    (151)  $    (243)  $    608
                                           =============================================

(Loss) earnings per share - as reported:
  Basic ................................   $    (0.14)  $   (0.07)  $   (0.10)  $   0.34
                                           =============================================

  Diluted ..............................        (0.14)      (0.07)      (0.10)  $   0.33
                                           =============================================

(Loss) earnings per share - pro forma:
  Basic ................................   $    (0.15)  $   (0.08)  $   (0.12)  $   0.31
                                           =============================================

  Diluted ..............................   $    (0.15)  $   (0.08)  $   (0.12)  $   0.30
                                           =============================================

Stock option transactions are summarized as follows:

                                             Nine Months Ended         Year Ended
                                                27-Sep-03              28-Dec-02
                                             ------------------   --------------------
                                                       Weighted               Weighted
                                                       Average                Average
                                                       Exercise               Exercise
                                             Shares     Price      Shares      Price
                                             -----------------------------------------
Outstanding, beginning of period ........    341,080   $   2.19    208,580    $   2.28
Granted .................................     20,000       3.20    150,000        2.02
Exercised ...............................       --          --     (17,500)       1.75
                                             -----------------------------------------
Outstanding, end of period ..............    361,080   $   2.25    341,080    $   2.19
                                             =========================================

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant's products, pricing policies of competitors, investment results on funds invested in marketable securities by management, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. The words "believe," "expect", "anticipate", "should", "could" and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales
                                               Quarter            Year-to-Date
     Sales by Segment                     --------------------------------------
         $(000)                           2003       2002      2003       2002
--------------------------------------------------------------------------------

Work Gloves & Protective Wear ......      6,989      7,086     21,072     20,673
Pet Supplies .......................        972        516      3,941      1,809
Corporate & Other ..................         56        132        671        697
                                          --------------------------------------
Total Sales ........................      8,017      7,734     25,684     23,179
                                          ======================================

Consolidated revenues for the three months ended September 27, 2003 totaled $8,017,000, up $283,000 or 3.7% from the comparable quarter in 2002. Sales increased in the Company's pet supplies segment due to sales associated with the Boss Pet operation acquired in the fourth quarter of 2002. Sales in the pet supplies segment increased $456,000, or 88%, compared to the previous year. Revenues at the Boss Pet operation totaled $497,000 while Warren Pet sales declined slightly during the third quarter. The Company anticipates lower sales in this segment during the fourth quarter, which is historically a weak quarter for pet supplies. Sales in the Boss Pet operation are generally in line with expectation and the Company believes sales in this segment should increase in the coming year based on customer response to date.

In the Company's primary work gloves and protective wear segment, third quarter sales of $6,989 declined 1.4% from 2002. Revenues in the Company's consumer market declined approximately 6% due in part to temporary delays in shipping resulting from the consolidation of warehouses at the end of the quarter. Industrial market revenues increased 6% on a comparable increase in unit volume. The Company has increased its utilization of manufacturer's representatives in the industrial market to improve market coverage. Management expects sales in the work gloves and protective wear segment to increase during the fourth quarter as demand increases for cold weather products, though warmer than normal weather could negatively impact seasonal sales. In addition, the consolidation of warehouses may cause shipping delays during the fourth quarter. The Company has been advised that one of its consumer accounts, representing 2.3% of 2002 consolidated sales, will utilize a competitive glove supplier in 2004. Management plans to offset this loss with sales of CAT(R) branded products in the year ahead.

On a year-to-date basis, consolidated sales were up $2,505,000, or 10.8%, in 2003 with the bulk of this increase attributable to the pet supplies segment. Sales in the Company's new Boss Pet operation accounted for this increase while Warren Pet sales declined slightly for the year. In addition, sales increased in the work gloves and protective wear segment on 7% revenue growth in the industrial market. This growth resulted from higher unit sales attributable to customer additions resulting in part from increased use of certain manufacturer's representative groups.

Cost of Sales

                                             Quarter                          Year-to-Date
                                 --------------------------------   ---------------------------------
                                      2003              2002              2003              2002
  Cost of Sales by               --------------------------------------------------------------------
    Segment $(000)                 $        %        $        %       $         %       $          %
-----------------------------------------------------------------------------------------------------
Work Gloves & Protective Wear    4,349     62.2    4.479     63.2   13,011     61.7   13,223     64.0
Pet Supplies ................      647     66.6      350     67.8    2,664     67.6    1,166     64.5
Corporate & Other ...........       31     55.4       71     53.8      323     48.1      359     51.5
                                 --------------------------------------------------------------------
Total Cost of Sales .........    5,027     62.7    4,900     63.4   15,998     62.3   14,748     63.6
                                 ====================================================================

Cost of sales for the three months ended September 27, 2003 totaled $5,027,000 compared to $4,900,000 in the corresponding period of 2002. As a percentage of sales, consolidated cost of sales declined .7% due primarily to improved margins in the Company's work gloves and protective wear segment. Costs have continued to decline during 2003, though at a much slower rate than in recent years. Management anticipates cost increases on certain products in coming months due to the reduction of certain foreign government subsidies and increased raw material costs.

For the nine-month period, cost of sales increased $1,250,000, while declining 1.3% as a percentage of sales. Cost of sales increased in dollars due to higher sales during the year, but decreased as percentage of sales due to improved margins in the work gloves and protective wear segment. Despite lower selling prices in this segment, the Company increased margin through aggressive purchasing efforts, including advance purchases of certain styles in anticipation of future price increases.

Operating Expenses

                                                     Quarter                           Year-to-Date
                                           ------------------------------------------------------------------
                                              2003             2002               2003              2002
 Operating Expenses by                     ------------------------------------------------------------------
    Segment $(000)                          $       %        $       %          $      %          $       %
-------------------------------------------------------------------------------------------------------------
Work Gloves & Protective Wear              2,517   36.0    2,327    32.8      7,909   37.5      6,758    32.7
Pet Supplies                                 421   43.3      229    44.4      1,216   30.9        675    37.3
Corporate & Other                            297      -      349       -        954      -      1,042       -
                                           ------------------------------------------------------------------
Total Operating Expenses                   3,235   40.4    2,905    37.6     10,079   39.2      8,475    36.6
                                           ==================================================================

Operating expenses totaled $3,235,000 during the third quarter of 2003, up $330,000 from the corresponding period in 2002. The increase in the pet supplies segment was primarily attributable to the new Boss Pet operations. In addition, operating expenses in the work gloves and protective wear segment increased due to the following factors:

o Administrative and other - Expenses in this area increased $79,000 for the quarter due in part to higher administrative payroll expenses attributable to staff additions and general salary increases. In addition, outbound freight expense increased primarily as a result of higher freight rates and increased unit volume.

o Selling expenses - During the third quarter of 2003, selling expenses increased $46,000 due in large part to expenses associated with launching CAT(R) branded products, higher trade show expenses and increased commissions. The Company anticipates start-up expenses in connection with CAT(R) branded work gloves and rainwear to continue through the end of 2003, though product sales may be modest during this period. Management believes the CAT(R) brand will provide significant future sales opportunities in the consumer market.

     The Company incurred increased costs associated with expanding its presence at certain trade shows. Such shows play an important role in the Company's success in improving market penetration in various channels of distribution. Commissions increased due to the retention of certain new manufacturer's representative groups, particularly in the industrial market, in an effort to increase penetration in certain regions of the country.

o Warehouse consolidation - Warehouse expense increased a net $25,000 during the third quarter of 2003 compared to the comparable period in 2002. The Company hired additional staff in Kewanee and incurred additional warehousing consolidation expenses prior to the close of the Springfield distribution center. These increased expenses were largely offset by a reduction in the Springfield closing and disposition estimate. After reviewing costs incurred through the third quarter, management concluded its 1st quarter Springfield closing estimate of $170,000 was overstated by approximately $60,000 due primarily to lower than expected cost to relocate inventory and certain equipment.

For the nine-month period ended September 27, 2003, operating expenses increased $1,604,000 compared to the prior year. This increase was primarily attributable to the following factors in the work gloves and protective wear segment:

o Selling expenses increased $450,000, due in part to the introduction of CAT(R) branded products with trade show and commission expenses also up from 2002.

o Administrative and other expenses rose $304,000 due to several factors including higher outbound freight and increased administrative payroll as noted in the second quarter discussion.

o Warehousing expenses increased $245,000 because of expenses associated with the consolidation of warehouse facilities in Kewanee.

In addition, operating expenses in the pet supplies segment increased as a result of expenses at the Company's new Boss Pet operations.

Earnings (Loss) From Operations

                                          Quarter                       Year-to-Date
     Earnings (Loss)            ------------------------------------------------------------
     From Operations                 2003            2002           2003            2002
    by Segment $(000)             $        %      $       %      $       %       $        %
--------------------------------------------------------------------------------------------
Work Gloves & Protective Wear    123      1.7    280     3.5    152     1.4     691      3.4
Pet Supplies ................    (96)    (9.9)   (63)  (12.2)    61     1.6     (32)    (1.8)
Corporate & Other ...........   (272)      --   (288)     --   (606)     --    (703)      --
                                -------------------------------------------------------------
Total Operating Loss ........   (245)    (3.1)   (71)   (1.3)  (393)   (1.0)    (44)    (0.2)
                                =============================================================

On a consolidated basis, the Company's operating loss for the third quarter of 2003 increased to $245,000 from $71,000 during the same period in 2002. The Company typically operates at a loss during warm weather months. The increased loss in the third quarter was primarily attributable to lower earnings in the work gloves and protective wear segment, which resulted primarily from increased operating expenses in this segment.

The loss from operations for the nine months through September 2003 totaled $393,000, an increase of $349,000 from the comparable period in 2002. Higher operating expenses in the work gloves and protective wear segment led to reduced earnings in this segment. Improved earnings in the pet supplies segment attributable in large part to the new Boss Pet operations partially offset the lower earnings in the work gloves and protective wear segment.

Other Income and (Expense)

The Company incurred $44,000 in interest expense during the third quarter of 2003, an increase of $12,000 from the comparable period in 2002 due to increased borrowings in connection with the acquisition of new warehouse facilities. Interest income decreased from $25,000 in the third quarter of 2002 to $14,000 in the third quarter of 2003 due in large part to lower interest rates.

Interest expense for the nine months ended September 27, 2003 increased $25,000 from the comparable period in 2002 due to increased borrowings in connection with the acquisition of new warehouse facilities during the second quarter.
Other income during the first nine months of 2003 included foreign exchange gains on the Company's Canadian operation and gains on marketable securities. The Company held no marketable securities at the end of the third quarter of 2003. Other income during the comparable period in 2002 included gains of $500,000 from a settlement concerning a former officer and $238,000 from the sale of certain stock received in connection with the demutualization of Principal Financial Group, Inc.

Taxes

Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes. These carryforwards have certain limitations due to a change in control experienced in 1996.

Liquidity and Capital Resources

Operating activities used $1,141,000 in cash for the nine months ended September 27, 2003, compared to providing cash of $3,504,000 in the previous year. The primary changes from the prior year were in inventories, accounts receivable and net earnings. Inventories used $2,852,000 in 2003 as opposed to providing cash in the prior year. During 2003, the Company increased inventories of various key items in anticipation of increasing prices. In addition, the Company built inventory levels in the pet supplies segment due to the new Boss Pet operation. Accounts receivable declined compared to the previous year due in large part to improved collection efforts.

Investing activities used $1,320,000 through September 27, 2003, compared to providing $474,000 during the comparable period in 2002. In 2003, the purchase of warehouse facilities in Kewanee and related improvements represented the bulk of the Company's investing activities. Improvements on these facilities were substantially complete by the end of the third quarter. During 2002, purchases of property and equipment totaled $170,000, incurred primarily in connection with certain headquarters improvements, warehouse facility improvements and computer system networking enhancements. Also during 2002, the Company sold its holding of Principal Financial Group, Inc. stock realizing gross proceeds from this sale of $644,000.

Cash flows provided by financing activities totaled $1,468,000 during the first nine months of 2003 due primarily to borrowings obtained in connection with the purchase of new warehouse facilities. The Company borrowed sufficient funds to accommodate planned capital improvements on these facilities. During 2002, the Company paid down debt by $878,000 with cash provided by operations.

At September 27, 2003, the Company had $3,881,000 in cash with no borrowings under its $8 million revolving line of credit. Due to certain collateral limitations, the Company's availability under this line totaled $7,557,000 as of September 27, 2003. The Company's cash on hand and availability under the credit facility should provide ample liquidity for the Company's expected working capital and operating needs.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not materially impacted by changes in interest rates. During July 2003, the Company entered into an interest rate swap agreement related to its $1.04 million mortgage note on Kewanee warehouse facilities. The swap is utilized to effectively fix the interest rate on this debt at 5.83%. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company's revolving credit facility.

Item 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

         PART II. --OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal actions incident to the normal operation of its business. These lawsuits primarily involve claims for damages arising out of commercial disputes. The Company has been named as a defendant in several lawsuits alleging past exposure to asbestos contained in gloves manufactured or sold by one of the Company's predecessors-in-interest, all of which actions are being defended by one or more of the Company's products liability insurers.
Management believes the ultimate disposition of these matters should not materially impact the Company's consolidated financial position or liquidity.

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

         (b) Reports on Form 8-K

             The Company filed an 8-K report dated September 2, 2003 announcing that the Audit Committee of the Company's Board of Directors engaged McGladrey & Pullen, LLP as the Registrant's independent accountants. In addition, the Audit Committee of the Board of Directors dismissed Grant Thornton LLP as the Registrant's independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BOSS HOLDINGS, INC.

Dated: _November 11, 2003                      By: /s/  J. Bruce Lancaster
        -------------------                        -----------------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)