Form 10-K
period 2003-12-27
BOSS HOLDINGS INC
filed 2004-03-26
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ]  No [X]

The aggregate market value of the voting stock held by non-affiliates as of June 28, 2003 was approximately $5.4 million.

There were 1,919,634 shares of the Registrant’s common stock outstanding as of March 17, 2004.

INCORPORATION BY REFERENCE

Specified portions of the registrant’s definitive proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under “Current Developments”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant’s products, pricing policies of competitors, investment results on funds invested in marketable securities by management, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

PART I

Item 1.    Business

As used in this report, the terms “Boss” and “Company” refer to Boss Holdings, Inc. (the Registrant), a Delaware corporation, and its operating subsidiaries. The Company’s primary operating subsidiary is Boss Manufacturing Company, a Delaware corporation (“BMC”), originally established in 1893.

The Company operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supplies business segment.

Work Gloves and Protective Wear

Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets — consumer and industrial. The consumer market represents approximately 60% of BMC domestic sales and consists of retailers ranging from convenience stores to mass merchandisers as well as hardware, and grocery stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These end-users include companies in the agricultural, automotive, energy, lumber and construction industries.

BMC primarily markets its products through distributors and manufacturer representatives. In addition, the Company sells directly through its own sales force to certain major retail customers. BMC products are sold predominantly to customers in the United States, with certain products also marketed in Canada.

The work gloves and protective wear market is intensely competitive with a high degree of price competition. In addition, a number of larger retailers have begun to import products directly in recent years. BMC competes on the basis of price, distribution service capabilities, quality and selection. Having participated in this segment for over 100 years, BMC and the Boss trade name are well known in the industry. The market for work gloves and protective wear is highly fragmented and served by a large number of domestic and foreign competitors ranging in size from small sole proprietorships to several companies substantially larger than BMC.

Sales in the work gloves and protective wear segment have historically exhibited seasonal fluctuations. Cold weather months generally provide increased sales while warm weather historically results in reduced sales activity. Because of this seasonality, glove and protective wear sales tend to be higher in the Company’s first and fourth quarters and lower during the second and third quarters.

BMC sells to a broad customer base approximating two thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2003, BMC had an open order backlog of approximately $1,475,000, up about $50,000 from the previous year.

The Company ceased domestic manufacturing operations during 2000 and is now primarily an importer and marketer. Finished goods in this segment are generally widely available from a number of suppliers in various countries. In recent years, pricing has declined due to excess foreign production capacity with supply exceeding demand for many of the Company’s products. However, the Company has occasionally experienced limitations in the supply of certain imported products. Availability of imported goods is further subject to interruptions in shipping as well as import/export documentation and clearing. The Company does not anticipate shortages of purchased goods for resale in 2004.

During the fourth quarter of 2002, the Company entered into a trademark license agreement with Caterpillar, Inc. under which the Company markets work gloves and rainwear under the CAT® trademark. Management developed a complete new line of CAT® products during 2003, completing the process in the fourth quarter. Though sales were minimal in 2003 due to the time required for product development and obtaining licensor approval, the Company believes that the CAT® trademark will provide additional sales opportunities while allowing the Company to introduce new products which are less sensitive to market pricing pressures.

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

Pet Supplies

The Company operates in the pet supplies segment through two subsidiaries. The Warren Pet (“Warren”) division of the Company’s Boss Manufacturing Holdings, Inc. subsidiary imports, markets and distributes a comprehensive line of non-food pet supplies to various retail outlets. Products in this line include dog and cat toys, collars and leads, chains and rawhide products. Warren markets its product line primarily to discount and hardware retailers utilizing a network of regional distributors.

Boss Pet Products, Inc. (“Boss Pet”), a wholly owned subsidiary of BMC imports, markets and distributes pet cable, restraints, shampoos and other pet chemicals. The Company acquired this business through the purchase of certain assets from RocCorp, Inc. during the fourth quarter of 2002. Boss Pet markets its products primarily to pet supply specialty retailers under the Prestige brand name. In addition, Boss Pet sells products to discount retailers under various privately labeled brand names. Essentially all sales in this segment are within the United States.

The pet supplies industry is extremely competitive. A small group of companies including Hartz Mountain Corporation and Sergeant’s Pet Care Products, Inc. dominate the industry. The Company competes primarily in selected market niches by focusing on customer service, specialized marketing, unique products and competitive pricing.

Sales in the pet supplies segment have historically exhibited seasonal fluctuations. Spring and summer months tend to generate higher sales at retail as consumers spend time outdoors with their pets during warm weather months. Cold weather months generally produce lower sales at retail. Because of this seasonality, pet supply sales tend to be higher in the Company’s first and second quarters, with sales declining through the third and fourth quarters.

The Company generally has multiple sources of supply for substantially all of its product requirements in this segment. Finished goods purchased have generally been readily available in sufficient quantities. However, the pet supplies segment is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the seasonality in this segment, the open order backlog was not material at the end of 2003 or 2002.

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

Employees

As of December 27, 2003, Boss employed approximately 124 full-time associates, essentially unchanged from the previous year. The Company employed no union employees at the end of 2003. Approximately 115 associates were located in the United States with 9 located in Canada at year-end.

The Company believes its employee relations are excellent as evidenced by relatively low turnover rates at most facilities. However, attracting and retaining employees has proven more difficult in recent years. The Company’s past success in this area cannot assure attainment of future employment objectives.

Available Information

Information concerning the Company and its products can be obtained from its Internet website at www.bossgloves.com. The Company’s public financial reports and insider trading reports can be accessed under the “Boss Holdings, Inc.” subsection of the website area titled “Company Information”.

Item 2.    Properties

The following table shows the location, general character, square footage, approximate annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 27, 2003. The principal executive offices are located in Kewanee, Illinois.

Location	City	General Character	Square Feet	Annual Rent	Lease Expiration
Br. Columbia, Canada	Vancouver	Distribution	5,600	$9,000	Month-to-month
Illinois	Kewanee	Administrative Office	10,200	$0	Owned
Illinois	Kewanee	Distribution & Administration	147,000	$0	Owned
Illinois	Kewanee	Distribution	70,000	$0	Owned
Illinois	Kewanee	Distribution — Pet Supplies	19,000	$0	Owned
Illinois	Springfield	Available for Sale	80,000	$0	Owned
Ontario, Canada	Concord	Distribution & Administration	11,150	$48,000	3/31/2006
Ohio	Brunswick	Manufacturing, Distribution & Admin — Pet Supplies	30,000	$80,000	6/30/2004

The Company acquired two additional buildings in Kewanee, Illinois during 2003 and moved the products previously stored in Springfield, Illinois to these new facilities during the third quarter of the year. The Springfield building has been listed for sale since that time. The above properties not designated as used in the pet supplies segment or available for sale are predominantly used in the work gloves and protective wear segment. The Company believes its facilities provide adequate distribution capacity to provide for anticipated demand. Utilization of the various facilities fluctuates significantly during the year based on order and inventory levels. The Company considers its properties to be adequate to meet expected business requirements.

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

Item 4.    Submission of Matters to a Vote of Security Holders

The Company submitted no matters for security holder voting during the fourth quarter of 2003.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock (symbol: BSHI) currently is listed on the Over-the-Counter (OTC) Bulletin Board. The Company’s common stock is not listed on any national stock exchange or on NASDAQ. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for non-listed (over-the-counter) equity securities. The OTC Bulletin Board is a reporting system for participating market makers, not an issuer listing service, and should not be confused with the NASDAQ Stock Market. Participating market makers in the bulletin board system enter quotes and trade reports on a closed computer network and the information is made publicly available through numerous websites and other locations. The OTC Bulletin Board is distinct from the “pink sheets” published by the National Quotation Bureau which also report on transactions in non-listed equity securities.

Stockholders of record at February 27, 2004 numbered approximately 1,571. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

	Quarterly Stock Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003 — High bid	$3.90	$4.80	$5.00	$5.26
2003 — Low bid	$3.20	$3.45	$4.15	$4.81
2002 — High bid	$1.90	$4.55	$4.20	$3.90
2002 — Low bid	$1.55	$1.90	$3.70	$3.50

There were no repurchases of common stock during the three months ended December 27, 2003.

Item 6.    Selected Financial Data

The following table contains selected consolidated financial data for the five year period ended December 27, 2003 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Company’s audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Consolidated Balance Sheet Data

	As of
	12/27/03	12/28/02	12/29/01	12/30/00	12/25/99
	(Amounts in thousands, except per share data)
Working capital	$18,890	$18,167	$17,486	$18,434	$14,332
Total assets	26,798	24,531	23,164	25,462	26,292
Long-term debt, including current portion	3,183	1,462	2,377	4,608	2,870
Stockholders’ equity	20,856	20,220	18,591	17,715	17,690

Consolidated Statement of Operations Data

	Year Ended
	12/27/03	12/28/02	12/29/01	12/30/00	12/25/99
Net sales	$35,932	$33,488	$33,737	$36,429	$36,024
Cost of sales	21,832	20,742	21,591	24,471	25,767
Gross profit	14,100	12,746	12,146	11,958	10,257
Operating expenses	13,683	11,830	11,817	11,914	12,047
Gain (loss) from asset sales/writedowns	—	—	—	—	(1,100)
Operating earnings (loss)	417	916	329	44	(2,890)
Interest income	62	97	77	166	103
Interest expense	(149)	(113)	(298)	(351)	(515)
Other income (expense)	305	847	588	217	1,164
Net earnings (loss) before income taxes	635	1,747	696	76	(2,138)
Income tax benefit (expense)	(7)	(40)	89	(42)	(18)
Net earnings (loss)	$628	$1,707	$785	$34	$(2,156)
Basic earnings (loss) per share	$.32	$.88	$.41	$.02	$(1.11)
Diluted earnings (loss) per share	$.30	$.82	$.41	$.02	$(1.11)

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Contents

This item of the annual report on Form 10K is divided into the following sections:

•	Executive Summary — Provides a brief overview of the year’s results and known uncertainties expected to have an effect on future results.

•	Critical Accounting Policies — Discusses the accounting policies which management believes are the most essential to aid in understanding the Company’s financial results.

•	Results of Operations — Analyzes the Company’s financial results comparing sales, operating margins and expenses to prior periods including management’s expectation of trends and uncertainties on future results.

•	Liquidity and Capital Resources — Analyzes the Company’s cash flow from operating, investing and financing activities and further discusses the Company’s current and projected liquidity.

•	Inflation — Reviews the impact of inflation on the Company’s reported results.

•	Market Risk — Discusses the Company’s exposure to market risk sensitive instruments commonly referred to as derivatives.

Executive Summary

Boss reversed its recent negative sales trend in 2003, with consolidated sales of $35,932,000 up over 7% from 2002. This growth in sales was attributable to revenues from the Boss Pet operation acquired in the fourth quarter of 2002 and increased sales in the domestic industrial market of the work gloves and protective wear segment. Selling prices continued to decline during the year in the Company’s primary work gloves and protective wear segment following the trend of the past several years.

Though selling prices trended lower during 2003, margins increased slightly because of lower costs on many imported products. However, the cost of imported finished goods began to stabilize in the second half of the year and is expected to increase during 2004. With sales and margins up in 2003, Boss increased its gross profit to $14,100,000, up over 10% from the prior year. This represents the Company’s highest gross profit level in over 5 years.

Boss made two major investments in 2003. First, the Company incurred various costs in developing a line of CAT® gloves and rainwear, after securing a licensing agreement to market CAT® branded products in the fourth quarter of 2002. This line was completed in the fourth quarter of 2003.

The second major investment of 2003 involved the purchase of new warehousing facilities in close proximity to the Company’s current headquarters and primary distribution center in Kewanee, Illinois. This allowed a consolidation of certain distribution and warehousing activities which should promote efficiency, improve customer service and generate future cost savings.

Due in part to the investments noted above and costs associated with the new Boss Pet subsidiary, operating expenses increased over 15% in 2003 compared to the previous year, more than offsetting the favorable impact of higher sales and improved margins. As a result, the Company’s operating earnings declined to $417,000 in 2003, with net earnings after tax totaling $628,000, or $0.30 per share on a diluted basis.

Looking ahead to 2004, management anticipates several key factors to impact the upcoming year’s results. These factors include the cost of imported finished goods, market acceptance of new CAT® products, customer retention and expansion efforts in each of Boss’s business segments, and the trend toward increased operating expenses. Each of these will be further discussed in the following sections. In summary, management anticipates cost increases on imported goods to put pressure on margins during the year, though revenues should continue to increase on higher selling prices and sales of CAT® branded products. The increased operating costs associated with being a publicly held company and margin pressure from expected cost increases are likely to minimize the favorable impact of expected sales growth in 2004.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method using a standard cost system. To facilitate up-to-date costing in the current rapidly changing environment, standards are updated upon receipt of goods when the cost of the goods received represents a material change from the current standard. Inventory gains and losses associated with these standard cost changes are amortized in an effort to match the impact of such gains and losses with the associated impact on margin recorded in the statement of income. Management periodically reviews inventory quantities on hand and records a provision for excess, slow-moving and obsolete inventory based primarily on forecasted product demand. As of December 27, 2003, the inventory valuation allowance totaled approximately $630,000. Should forecasted product demand prove inaccurate, the Company may be unable to realize the recorded value of certain products included in inventory.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 1995 through 1997, the Company has available net operating loss (“NOL”) carryforwards of $33,726,000.

Accounting principles generally accepted in the United States require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carryforward in relation to the Company’s taxable income in recent years and to the continuing uncertainties surrounding future operating earnings because of changing prices, expected margin pressure, increased operating expenses and uncertain profitability from the Company’s new product line and new subsidiary, management has not recognized any of its net deferred tax asset. Because this asset has been offset by a valuation allowance, the Company currently provides for income taxes only to the extent of expected cash payments of taxes, primarily state income taxes, for current income.

Should the Company’s earnings trend cause management to conclude that it is more likely than not the Company will realize all or a material portion of the NOL carryforward, management would record the estimated net realizable value of its deferred tax asset at that time. The Company would then provide for income taxes at a rate equal to its combined federal and state effective rates, which would approximate 39% under current tax rates. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until complete utilization of the NOL benefit.

Results of Operations

Sales

Sales by Segment $(000)	2003	2002	2001
Work Gloves & Protective Wear	30,054	30,102	30,546
Pet Supplies	5,158	2,633	2,301
Corporate & Other	720	753	890
Total Sales	35,932	33,488	33,737

2003 Compared to 2002

Consolidated sales for the year ended December 27, 2003 totaled $35,932,000, up $2,444,000, or 7.3%, from 2002 following two years of declining sales. This sales growth was attributable to the pet supplies segment, while sales in the Company’s other segments declined slightly.

Sales in the pet supplies segment increased $2,525,000 in 2003 compared to the prior year and represented 14.4% of consolidated sales. This sales growth was attributable to the Boss Pet acquisition completed in the fourth quarter of 2002. Boss Pet sales totaled approximately $2,825,000 in its first complete year of operation for the Company, in line with management’s objective. The Company completed the assimilation of this operation with minimal customer loss to date. By importing certain goods to compete with lower selling prices and focusing on new sales opportunities, Boss Pet successfully obtained new customer commitments in the fourth quarter of 2003 which should result in increased sales for 2004.

Boss Pet sales consisted primarily of pet restraints in 2003. This subsidiary has developed additional chemical and shampoo products to broaden its product line, though competition in these areas is very intense increasing the difficulty of achieving sales expansion in these lines. Warren sales were essentially unchanged during 2003 as better than expected fourth quarter sales offset reduced volume earlier in the year. Management anticipates limited sales growth in 2004 at Warren, with greater growth potential for Boss Pet which serves more traditional pet supplies markets.

Sales in the Company’s primary work gloves and protective wear segment declined 0.2% in 2003 compared to the prior year. Though down in total for this segment, sales in the domestic industrial market increased 6.7% despite further reductions in selling prices during the year. Unit volume increased in line with the revenue increase as higher sales of more expensive goods, particularly rainwear, offset the impact of lower selling prices.

Boss engaged additional manufacturer’s representative groups to increase coverage in certain geographical areas and also utilized a west-coast warehouse facility available from one such group to increase its presence in the western region. These actions helped to facilitate industrial sales growth, but also increased commission and warehousing expense. Boss increased industrial market penetration during the year adding a number of new customers with minimal attrition of its existing customer base.

Domestic consumer market sales in the work gloves and protective wear segment declined 5.9% in 2003 compared to 2002. The Company experienced certain customer losses during the year which negatively impacted sales in various channels of distribution including private label, automotive parts, drug and discount retailers. In total, these customers represented approximately 11% and 13% of 2003 and 2002 sales, respectively.

A number of larger retailers have begun to import products direct from foreign suppliers in recent years. The Company is pursuing strategic alliances with certain customers to provide container quantities of goods directly to accounts which buy in bulk quantities and can provide their own warehousing. In addition, the Company has focused its sales efforts on channels most likely to benefit from the distribution services it provides such as convenience stores and hardware distributors.

During 2003, the Company developed a complete line of CAT® branded gloves and rainwear. This line was finished in the fourth quarter of 2003, with minimal sales for the year. Management anticipates significant sales growth in CAT® products during the upcoming year, both in domestic and foreign markets. The CAT® name is one of the most widely recognized brands in the world and should provide an excellent marketing opportunity for the Company.

Due in part to raw material cost increases and the reduction of certain Asian export subsidies, management expects the cost of imported finished goods to increase in the work gloves and protective wear segment during 2004. Should this occur, management anticipates increases in certain selling prices which should have a favorable impact on revenue growth in the year ahead. Based on expected sales of new CAT® products, continued customer growth and a growing economy in the industrial market, and anticipated selling price increases, management believes the Company should increase sales in this segment during 2004. However, unusual weather conditions, continued excess foreign productive capacity, or a reversal in the domestic economic expansion could limit sales growth in the year ahead.

Sales in the Company’s corporate and other segment consist primarily of the Company’s Boss Balloon revenues. Despite the introduction of certain new products in 2003 and increased participation in various trade-shows, sales from this segment remain insignificant. The Company’s investment and overhead in this operation are minimal, allowing Boss Balloon to generate income at a low level of sales. Management will continue to explore profitable sales growth opportunities for this segment.

2002 Compared to 2001

For the year ended December 28, 2002, consolidated sales totaled $33,488,000, a decrease of $249,000, or 0.7%, from 2001. Sales decreased slightly in the Company’s work gloves and protective wear segment, with this decrease partially offset by sales growth in the pet supplies segment attributable to the Company’s fourth quarter acquisition in this segment.

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

Sales in the Company’s pet supplies segment increased to $2,633,000 in 2002, up $332,000, or 14%, from the previous year. This increase was attributable to the new Boss Pet acquisition completed in the fourth quarter of 2002. Warren Pet sales were essentially unchanged from the previous year. Sales growth experienced at Warren Pet during the second and third quarters attributable to customer additions was offset during the fourth quarter by reduced sales volume caused by the weak retail sector.

Gross Margin

	2003		2002		2001
Gross Margin by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	11,853	39.4%	11,457	38.1%	10,755	35.2%
Pet Supplies	1,843	35.7%	899	34.1%	925	40.2%
Corporate & Other	404	56.1%	390	51.8%	466	52.4%
Total Gross Margin	14,100	39.2%	12,746	38.1%	12,146	36.0%

2003 Compared to 2002

Gross margin increased both in total dollars and as a percentage of sales in each of the Company’s operating segments during 2003, with the total gross margin percentage of 39.2% the highest achieved during the years presented. Despite lower sales in the work gloves and protective wear segment, the Company increased gross margin by $396,000 on a 1.3% increase in margin as a percentage of sales. The improved margin was attributable to the consumer market where the Company benefited from lower cost on certain imported goods. Margins in the industrial market were essentially unchanged from 2002 as a percentage of sales.

In the pet supplies segment, gross margin increased by $944,000 due to increased sales from Boss Pet as discussed above. As a percentage of sales, gross margin increased 1.6% in this segment because the Company negotiated lower prices from existing suppliers and began importing certain products.

Gross margin increased 4.3% of sales in the corporate and other segment due primarily to the elimination of certain promotional allowances at Boss Balloon.

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

Operating Expenses

	2003		2002		2001
Operating Expense by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	10,759	35.8%	9,561	31.8%	9,706	31.8%
Pet Supplies	1,659	32.2%	983	37.3%	987	42.9%
Corporate & Other	1,265	—	1,286	—	1,124	—
Total Operating Expense	13,683	38.1%	11,830	35.3%	11,817	35.0%

2003 Compared to 2002

During 2003, consolidated operating expenses increased $1,853,000 compared to 2002 due primarily to higher expenses in the work gloves and protective wear segment. Operating expenses in this segment increased due to the following items:

•	Selling expense — sales related expenses increased approximately $475,000 with a number of factors contributing to this increase. The Company incurred various product development and start-up expenses associated with the new line of CAT® products. Such costs included guaranteed royalty expense, travel, consulting, and sales brochure development and printing costs. The Company’s minimum royalty will increase by $50,000 in 2004, though management anticipates royalty payments to exceed the guaranteed minimum in 2004 should sales meet internal projections.

Commission expense increased on sales in the industrial market of the work gloves and protective wear segment on increased utilization of certain manufacturer’s representatives. Use of these groups helped to increase sales in this market during the year.

The Company increased its presence at various trade and customer shows during 2003 to bolster sales growth. While successful in promoting sales growth, participation in these shows increased selling expenses both for show fees as well as associated travel to attend and display products.

In addition to the above items, Boss incurred certain additional advertising and catalogue development costs in its continuing efforts to promote sales growth in the work glove and protective wear segment.

•	General & Administrative expense — expenses in this area increased approximately $300,000 due primarily to the consolidation of warehouses in 2003. During the year, Boss acquired certain facilities in Kewanee, IL, renovated these facilities, closed its Springfield, IL distribution center and consolidated its Boss Manufacturing regional warehouse operations in Kewanee. Management expects this consolidation to promote efficiency, improve the Company’s level of customer service and provide future cost savings. However, the cost to close Springfield and relocate goods to Kewanee totaled approximately $110,000 in 2003. Also, the Company incurred duplicate payroll expense as well as other start-up expenses to complete the consolidation in Kewanee.

In addition to the warehouse consolidation costs experienced in 2003, Boss incurred additional warehouse expense from the public facility used at the port of entry due to higher inventory levels for most of the year.

General and administrative expense also included higher payroll cost associated with strengthening the Company’s purchasing function and other administrative support.

•	Outbound freight — costs in this area increased approximately $250,000 due primarily to higher boot and rainwear sales during the year. The freight costs associated with such heavier products tend to be significantly greater than gloves. In addition, lower selling prices on many goods resulted in more weight per sales dollar with freight rates also higher than in the previous year.

In addition, operating expenses increased by $676,000 in the pet supplies segment due primarily to expenses associated with the new Boss Pet subsidiary. These expenses included selling expenses as well as administrative and warehousing expenses associated with this subsidiary’s Brunswick, Ohio office. As a percentage of sales, operating expenses have declined by 10.7% in the pet supplies segment over the past two years due to increased sales and decreases in certain administrative costs.

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

Operating Earnings

Operating Earnings (Loss) by Segment $(000)	2003	2002	2001
Work Gloves & Protective Wear	1,094	1,896	1,049
Pet Supplies	183	(84)	(62)
Corporate & Other	(860)	(896)	(658)
Total Operating Earnings	417	916	329

2003 Compared to 2002

Lower sales and increased operating expenses during 2003 led to lower profitability in the Company’s work gloves and protective wear segment with operating earnings down $802,000 compared to 2002. In the pet supplies segment, earnings from the Company’s Boss Pet subsidiary along with improved profitability at Warren led to a significant improvement for this segment with operating earnings up $267,000. Consolidated operating earnings totaled $417,000 in 2003, down $499,000 from 2002 because of lower earnings in the Company’s primary work gloves and protective wear segment.

2002 Compared to 2001

In spite of the Company’s small decrease in sales, the Company experienced a $587,000 increase in consolidated operating earnings for 2002 compared to 2001. Improved margins in the Company’s work gloves and protective wear segment resulted in a $847,000 increase in operating earnings in this segment. This increase was partially offset by lower operating earnings in the Company’s corporate and other segment which resulted from increased operating expenses and lower balloon sales.

Other Income (Expense)

Interest income during 2003 totaled $62,000, down from $97,000 in 2002 due to lower interest rates. Interest expense increased to $149,000 in 2003, an increase of $36,000 from 2002, because of interest on new mortgages associated with the purchase of warehouse facilities in Kewanee.

Other income in 2003 of $209,000 consisted primarily of foreign exchange gains on certain obligations of the Company’s Canadian subsidiary. In addition, Boss recorded a gain of $96,000 on the sale of certain marketable securities sold in 2003.

Other income during 2002 included a net gain of $500,000 recorded in the Company’s second quarter in connection with a litigation settlement from a former officer and director. In addition, the Company recorded a gain of $238,000 in the second quarter upon the sale of 22,000 shares of Principal Financial Group, Inc. (“PFG”) stock previously classified as available-for-sale securities.

Income Tax Expense

The Company’s 2003 tax expense totaled $7,000 and consisted of certain state income taxes. Because of losses in prior years, the Company had no federal income tax expense during any of the years presented and has available substantial net operating loss carryforwards for federal income tax purposes.

Liquidity and Capital Resources

2003 Compared to 2002

Cash flows from operating activities used cash of $388,000 in 2003, compared to providing cash flows of $3,689,000 in 2002. Increased inventories during 2003 accounted for the bulk of this reduction in cash flow. Several factors led to the increased inventory level including the following: 1) Increased purchases to secure current lower prices in anticipation of cost increases, 2) Increased Boss Pet inventory to support projected 2004 sales (by converting to an importer, this operation carries higher inventory levels than it did as a domestic manufacturer), 3) Lower than expected December shipments, and 4) New CAT® products that the Company began receiving in the fourth quarter in preparation for 2004 sales.

Lower earnings also negatively impacted cash flows from operations in 2003. These unfavorable items were partially offset by lower accounts receivable. Accounts receivable declined due to improved collection efforts with past due items down substantially from 2002, as well as lower December sales.

Cash flows from investing activities used cash of $1,398,000 in 2003, compared to providing cash of $22,000 in the previous year. Purchases of property and equipment represented the Company’s only investing activity in 2003 and consisted primarily of warehouse acquisition and renovation in conjunction with the Company’s warehouse consolidation initiative completed during the year

Financing activities provided cash of $1,391,000 in 2003 as the Company borrowed $1,640,000 in connection with the purchase and renovation of warehouse facilities during 2003. Payments on existing debt of $249,000 partially offset the new loan activity during the year.

The Company ended 2003 with $4,479,000 in cash and cash equivalents as well as no borrowings under its $8,000,000 revolving credit facility. The Company’s availability under this facility, due to certain collateral limitations, totaled $7,730,000 as of December 27, 2003. During March 2004, the Company extended its revolving line of credit for two years and reduced the line to $5,000,000 to reduce certain unused credit line fees. The Company ended the year with ample liquidity and expects to have adequate liquidity to provide for anticipated obligations during 2004 from funds currently available.

During the first half of 2003, the Company from time to time invested a portion of its available cash in marketable securities in an effort to improve its return on funds. Such investments varied between zero and $100,000, with none held by the Company as of December 27, 2003. In the future, the Company may invest in marketable securities, including stocks, bonds and other securities traded on a major U.S. exchange or NASDAQ. Such investments involve risk and may result in losses which could be significant to the Company in the event of unfavorable market conditions or unanticipated results. The Company held in trust approximately $114,000 in marketable securities at year-end representing deferred compensation benefits for certain Company executives, directors and counsel. Such benefits are payable upon termination of employment or services.

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

Contractual Obligations

Following is a table summarizing the Company’s contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations $(000)	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-Term Debt	3,110	358	711	431	1,610
Capital Lease Obligations	73	25	48	—	—
Operating Leases	66	34	32	—	—
Total Contractual Cash Obligations	3,249	417	791	431	1,610

		Amount of Commitment Expiration Per Period
Other Commercial Commitments $(000)	Total Amount Committed	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Licensing Commitments	250	100	150	—	—
Total Commercial Commitments	250	100	150	—	—

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure consists of changes in short-term prime and LIBOR interest rates on certain borrowings that bear interest at floating rates. These debt instruments include a $1,188,000 mortgage note payable. The effective annual interest rate on this mortgage as of December 27, 2003 was 3.22%. Based on the principal indebtedness outstanding as of December 27, 2003, an increase of one percent per annum in the effective interest rate would increase the Company’s annual interest expense by approximately $12,000. The Company’s revolving credit facility also bears interest at a floating rate of interest. However, the Company had no borrowings on this facility during 2003 and anticipates no borrowings in the immediate future.

During July 2003, the Company entered into an interest rate swap agreement related to its mortgage note in the original amount of $1,040,000 on Kewanee warehouse facilities. The swap is utilized to effectively fix the interest rate on this debt at 5.83%.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements and schedules of the Company and its Accountants’ Opinion are set forth in Part IV, Item 15, of this Report:

(i)	Unqualified Opinions on the Financial Statements.

(ii)	Consolidated Balance Sheets — as of December 27, 2003 and December 28, 2002.

(iii)	Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the year’s ended December 27, 2003, December 28, 2002 and December 29, 2001.

(iv)	Notes to the Consolidated Financial Statements.

(v)	Schedule II — Valuation and Qualifying Accounts.

Item 9.    Changes in And Disagreements With Auditors on Accounting And Financial Disclosures

On September 2, 2003 the Audit Committee of the Board of Directors of the Company engaged McGladrey & Pullen, LLP (“McGladrey”) as its independent accountants to audit the Company’s financial statements for the fiscal year ending December 27, 2003. In addition, the Audit Committee of the Board of Directors dismissed Grant Thornton LLP (“Grant Thornton”) as the Company’s independent accountants.

The reports of Grant Thornton on the Company’s consolidated financial statements for the years ended December 28, 2002 and December 29, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s consolidated financial statements for the two most recent fiscal years and through the date of their dismissal, (i) there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years, and (ii) no other reportable event occurred of the type described in Item 304(a)(1)(v) of SEC Regulation S-K.

During the Company’s fiscal years ended December 28, 2002, and December 29, 2001, and during the subsequent interim period preceding the dismissal of Grant Thornton, the Company did not consult with McGladrey regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

Item 9A.    Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information appearing in the Company’s Definitive Proxy Statement prepared in connection with its 2004 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Election of Directors”, “Executive Officers”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.    Executive Compensation

The information appearing in the Proxy Statement under the caption “Executive Compensation” is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information appearing in the Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions” is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information appearing in the Proxy Statement under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statements And Reports on Form 8-K

(a)(1)	Unqualified Opinions attached as page F-1 and F-2 to this report.

(2)	Financial Statements attached as pages F-3 through F-22 to this report:

Consolidated Balance Sheets — as of December 27, 2003 and December 28, 2002;

Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 27, 2003, December 28, 2002 and December 29, 2001;

Notes to the Consolidated Financial Statements.

(3)	Schedule II — Valuation and Qualifying Accounts attached as page F-23 to this report.

(b)	Reports on Form 8-K:

The Company filed a report on Form 8-K dated December 1, 2003 announcing a restricted tender offer pursuant to SEC Rule 13e-4(h)(5) for shares of its common stock held by persons or entities with total holdings of less than 100 shares.

(c)	Exhibits: The exhibits filed with or incorporated into this report are listed in the Index to Exhibits which follows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	Boss Holdings, Inc.
By (Signature and Title)	/s/ J. Bruce Lancaster J. Bruce Lancaster Chief Financial Officer, Director Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/s/ G. Louis Graziadio, III G. Louis Graziadio, III Chairman of the Board and Chief Executive Officer Date: March 26, 2004
By (Signature and Title)	/s/ Perry A. Lerner Perry A. Lerner, Director Date: March 26, 2004
By (Signature and Title)	/s/ Lee E. Mikles Lee E. Mikles, Director Date: March 26, 2004
By (Signature and Title)	/s/ Paul A. Novelly Paul A. Novelly, Director Date: March 26, 2004
By (Signature and Title)	/s/ Richard D. Squires Richard D. Squires, Director Date: March 26, 2004

BOSS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 27, 2003

McGladrey & Pullen
Certified Public Accountants

Independent Auditor’s Report

To the Board of Directors
Boss Holdings, Inc.
Kewanee, Illinois

We have audited the accompanying consolidated balance sheet of Boss Holdings, Inc. and subsidiaries as of December 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boss Holdings, Inc. and subsidiaries as of December 27, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Boss Holdings, Inc. and subsidiaries for the year ended December 27, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ McGladrey & Pullen, LLP

Davenport, Iowa
February 16, 2004, except for Note 4, paragraph 3,
    as to which the date is March 17, 2004

McGladrey & Pullen, LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

Independent Auditor’s Report

Board of Directors
Boss Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Boss Holdings, Inc. and subsidiaries as of December 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boss Holdings, Inc. and subsidiaries as of December 28, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Boss Holdings, Inc. and subsidiaries for each of the two years in the period ended December 28, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 14, 2003

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 27, 2003	December 28, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$4,479	$4,874
Accounts receivable, net of allowance for doubtful accounts and returns 2003 $250; 2002 $436	6,254	7,105
Inventories	10,759	8,603
Prepaid expenses	426	498
Other	—	83
Total current assets	21,918	21,163
Property and Equipment, net	3,043	3,331
Assets Held for Sale	1,694	—
Other Assets	143	37
	$26,798	$24,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$383	$155
Accounts payable	798	978
Accrued payroll and related expenses	538	621
Accrued liabilities	1,309	1,242
Total current liabilities	3,028	2,996
Long-Term Debt	2,800	1,307
Deferred Compensation	114	8
Stockholders’ Equity:
Common stock, $.25 par value; authorized 10,000,000 shares; issued 1,952,404 shares; outstanding 1,938,750 shares	488	488
Additional paid-in capital	67,471	67,463
Accumulated (deficit)	(45,237)	(45,865)
Accumulated other comprehensive (loss)	(116)	(116)
	22,606	21,970
Less: 13,654 treasury shares, at cost	1,750	1,750
	20,856	20,220
	$26,798	$24,531

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year ended December 27, 2003	Year ended December 28, 2002	Year ended December 29, 2001

Net sales	$35,932	$33,488	$33,737
Cost of sales	21,832	20,742	21,591
Gross profit	14,100	12,746	12,146
Operating expenses	13,683	11,830	11,817
Operating income	417	916	329
Other income and (expenses):
Interest income	62	97	77
Interest expense	(149)	(113)	(298)
Gain on lawsuit settlement, net of settlement expenses	—	500	120
Gain on marketable securities	96	278	406
Other	209	69	62
	218	831	367
Income before income tax (expense) benefit	635	1,747	696
Income tax (expense) benefit	(7)	(40)	89
Net income	$628	$1,707	$785
Basic earnings per common share	$0.32	$0.88	$0.41
Diluted earnings per common share	$0.30	$0.82	$0.41

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 27, 2003, December 28, 2002, and December 29, 2001
(In thousands)

	Common Stock					Treasury Stock
	Shares	Dollars	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive (Loss)	Shares	Dollars	Total Stockholders’ Equity
Balance, December 30, 2000	1,935	$484	$67,437	$(48,357)	$(99)	(14)	$(1,750)	$17,715
Comprehensive income:
Net income	—	—	—	785	—	—	—	785
Foreign currency translation adjustment	—	—	—	—	(18)	—	—	(18)
Unrealized gain on available for sale securities	—	—	—	—	109	—	—	109
Comprehensive income								876
Balance, December 29, 2001	1,935	484	67,437	(47,572)	(8)	(14)	(1,750)	18,591
Exercise of stock options	18	4	26	—	—	—	—	30
Comprehensive income:
Net income	—	—	—	1,707	—	—	—	1,707
Foreign currency translation adjustment	—	—	—	—	1	—	—	1
Unrealized (loss) on available for sale securities	—	—	—	—	(109)	—	—	(109)
Comprehensive income								1,629
Balance, December 28, 2002	1,953	488	67,463	(45,865)	(116)	(14)	(1,750)	20,220
Net income and comprehensive income	—	—	—	628	—	—	—	628
Stock based compensation	—	—	8	—	—	—	—	8
Balance, December 27, 2003	1,953	$488	$67,471	$(45,237)	$(116)	(14)	$(1,750)	$20,856

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Year ended December 27, 2003	Year ended December 28, 2002	Year ended December 29, 2001
Cash Flows from Operating Activities:
Net income	$628	$1,707	$785
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	322	347	382
Stock based compensation	8	—	—
Loss on disposal of operating assets	—	—	12
Receipt of available for sale securities	—	—	(406)
Gain on marketable securities	—	(278)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	851	(526)	1,489
Inventories	(2,156)	1,660	1,139
Prepaid expenses and other current assets	155	120	(183)
Other assets	—	14	—
Increase (decrease) in:
Accounts payable	(180)	313	(450)
Accrued liabilities	(16)	332	(493)
Net cash provided by (used in) operating activities	(388)	3,689	2,275
Cash Flows from Investing Activities:
Proceeds from disposition of operating assets	—	—	2
Proceeds from sale of available for sale securities	—	644	—
Purchases of property and equipment	(1,398)	(297)	(47)
Acquisition of operating assets	—	(325)	—
Net cash provided by (used in) investing activities	(1,398)	22	(45)
Cash Flows from Financing Activities:
Net repayments on revolving line of credit	—	(762)	(2,019)
Borrowing on long-term obligations	1,640	—	—
Repayment of long-term obligations	(249)	(145)	(212)
Proceeds from exercise of stock options	—	30	—
Net cash provided by (used in) financing activities	1,391	(877)	(2,231)
Effect of exchange rate changes on cash	$—	$1	$(18)
Increase (decrease) in cash and cash equivalents	$(395)	$2,835	$(19)
Cash and cash equivalents:
Beginning	4,874	2,039	2,058
Ending	$4,479	$4,874	$2,039

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands)

	Year ended December 27, 2003	Year ended December 28, 2002	Year ended December 29, 2001
Supplemental Disclosures of Cash Flows Information, cash payments for:
Interest paid	$149	$108	$264
Income taxes (refunded) paid, net	(20)	(72)	55

Supplemental Disclosures of Noncash Investing and Financing Activities:
Assets purchased under capital lease obligation	80	—	—
Unrealized gain on available for sale securities	—	—	109
Seller financed property acquisition	250	—	—

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

(1)    Nature of Business and Summary of Significant Accounting Policies

Nature of business:

Boss Holdings, Inc. and its subsidiaries are engaged primarily in the import, marketing, and distribution of gloves, boots, rainwear, and pet supplies. Customers, located throughout North America, include retailers ranging from convenience stores to mass merchandisers and various commercial users.

Significant accounting policies:

Principles of consolidation:  The accompanying consolidated financial statements include the accounts of Boss Holdings, Inc. (“BHI”), and its wholly-owned subsidiary, Boss Manufacturing Holdings, Inc. and subsidiaries (“BMHI”) (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

During 2002, the Company created a new wholly-owned subsidiary, Boss Pet Products, Inc. (“Boss Pet”), for the purpose of making an acquisition in the pet supplies segment. Acquisition costs, including purchase price and closing costs, totaled $325.

Fiscal year:  The Company maintains a 52/53-week year ending on the last Saturday of the calendar year. All years presented contained 52 weeks.

Use of estimates in the preparation of financial statements:  The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash and cash equivalents:  Cash and cash equivalents consist of cash on hand, time deposits, and liquid debt instruments such as commercial paper with maturities of three months or less from the date of purchase.

Accounts receivable:  Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Accounts receivable are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

An account is considered to be past due if any portion of the receivable balance is outstanding for more than 90 days. The provision for bad debts charged to expense was $(43), $269, and $298 for the years ended 2003, 2002 and 2001, respectively.

Marketable securities:  The Company classifies marketable equity securities as trading or available for sale securities, as defined by the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with the provisions of SFAS 115, marketable securities are stated at fair value with net unrealized gains and losses included in operations for trading securities and in accumulated other comprehensive loss for available for sale securities.

As of December 27, 2003, the Company held no marketable equity securities other than various securities held in trust under a deferred compensation arrangement. These investments, which are included in other assets, are classified as trading securities and carried at fair value with gains and losses reported in the consolidated statements of income.

Revenue recognition:  The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period goods are shipped to the customer. Sales in any single foreign geographic area or to any single customer did not exceed 10% of net sales for 2003, 2002, or 2001.

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

(1)    Nature of Business and Summary of Significant Accounting Policies (Continued)

Shipping and handling fees and costs:  The Company has adopted Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires significant shipping and handling costs not classified as cost of sales to be disclosed in both the amount of such costs and the line item that includes them in the consolidated statements of income. Shipping and handling charges to customers are included in revenue. Cost of sales includes shipping and handling costs associated with inbound freight. Operating expenses include shipping and handling costs associated with outbound freight and totaled $2,113, $1,837, and $1,793 for 2003, 2002, and 2001, respectively.

Warranty costs and returns:  The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs of warranty obligations and returns are classified as accrued liabilities and are immaterial to the financial statements as a whole.

Inventories:  The Company states inventory at the lower of cost or market using the first-in, first-out (“FIFO”) method.

Property and equipment and depreciation:  Property and equipment is recorded at historical cost. The Company provides for depreciation using the straight-line method over the following estimated useful lives:

Years
Machinery and equipment	3 - 10
Office furniture and equipment	3 - 8
Buildings	20 - 35

Depreciation expense was $322, $347, and $382 for 2003, 2002, and 2001, respectively.

Assets held for sale:  Assets held for sale are carried at the lower of cost or estimated fair value. (See Note 11.)

Fair value of financial instruments:  The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, interest rate swap agreement, and long-term debt. The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relatively short-term nature. The carrying value of marketable securities equals fair value based on the quoted market prices of shares held by the Company. The carrying value of the interest rate swap agreement and long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

Concentrations of credit risk:  The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents, and accounts receivable.

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

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

(1)    Nature of Business and Summary of Significant Accounting Policies (Continued)

Foreign currency translation:  Financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars using fiscal year-end exchange rates for assets and liabilities, and average exchange rates during the year for the results of operations. Translation adjustments of the Canadian accounts are reported as a separate component of other comprehensive earnings within stockholders’ equity. Exchange rate adjustments related to foreign currency transactions are recognized in earnings as incurred. For the years ended December 2003, 2002, and 2001 other income includes recognized foreign currency transactions gains (loss) of approximately $173, $10, and $(38), respectively.

Income taxes:  The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred income tax assets when it is more likely than not that the asset will not be realized.

Advertising costs:  The Company generally expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 2003, 2002, and 2001 was $1,107, $1,109, and $968, respectively.

Earnings per share:  Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options outstanding during the period.

Stock based compensation:  Prior to 2003, the Company accounted for stock options under APB Opinion 25 and related interpretations. Accordingly, no compensation cost was recognized for grants under the stock option plan. Effective December 29, 2002, the Company adopted the fair value expense recognition provisions of FASB Statement 123, Accounting for Stock Based Compensation, for stock-based employee compensation, as amended by FASB Statement 148, Accounting for Stock Based Compensation — Transition and Disclosure (“SFAS 123”) using the prospective method. The prospective method requires the Company to recognize the fair value of all employee stock option awards granted after December 29, 2002 in its consolidated financial statements of income.

SFAS 123 requires disclosure of pro forma information regarding net earnings per share. The pro forma information shows what net earnings would be if the Company accounted for all its employee stock options under the fair value method of SFAS 123. The Company’s management estimated fair values with the Black-Scholes options-pricing model using the following weighted-average assumptions for 2003 and 2002, respectively; expected volatility of 53% and 53%; expected dividend yield of 0.0% and 0.0%; weighted average risk-free rate of return of 2.6% and 4.6%; and expected lives of 5 and 5 years. The Company granted no options in 2001.

For purposes of pro forma disclosures, the Company amortizes the estimated fair value of the options over their vesting period. Had the Company recorded compensation cost based on the fair value at the grant dates for option awards, the Company’s net earnings and earnings per share would have resulted in the pro forma amounts indicated below:

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

(1)    Nature of Business and Summary of Significant Accounting Policies (Continued)

	2003	2002	2001
Net earnings:
As reported	$628	$1,707	$785
Pro forma	568	1,636	729
Basic net earnings, per common share:
As reported	$0.32	$0.88	$0.41
Pro forma	0.29	0.84	0.38
Diluted net earnings, per common share:
As reported	$0.30	$0.82	$0.41
Pro forma	0.27	0.79	0.38

Recent accounting pronouncements:  On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. There was no impact from the adoption of this Statement.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, (“Interpretation 46”) which was then revised in December 2003. Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The recognition and measurement provisions of Interpretation 46 are effective for newly created variable interest entities formed after January 31, 2003, and for existing variable interest entities, on the first interim or annual reporting period beginning after December 15, 2003. As of December 27, 2003, the Company did not have any variable interest entities.

Reclassifications:  Certain items in the financial statements and footnotes have been reclassified, with no effect on equity, net income, or earnings per common share, to be consistent with the classifications adopted for the year ended December 27, 2003.

Note 2.    Inventories

Inventories as of December 27, 2003 and December 28, 2002 are as follows:

	2003	2002

Raw materials	$134	$139
Finished goods	10,625	8,464
	$10,759	$8,603

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 3.    Property and Equipment

Property and equipment as of December 27, 2003 and December 28, 2002 is as follows:

	2003	2002
Land	$480	$103
Machinery and equipment	866	807
Buildings and improvements	2,264	3,073
Office furniture and equipment	1,585	1,484
	5,195	5,467
Less accumulated depreciation	2,152	2,136
	$3,043	$3,331

Note 4.    Long-Term Obligations

Long-term debt as of December 27, 2003 and December 28, 2002 is as follows:

	2003	2002
Boss Manufacturing Real Estate, Inc. mortgage note payable to a lender. Requires monthly principal payments of $6. Interest is at LIBOR plus 2.1%, adjusted monthly (effective rate of 3.22% as of December 27, 2003). All remaining principal is due in March 2009. Collateralized by all real and personal property of Boss Manufacturing Real Estate, Inc. located in Springfield, Illinois.	$1,188	$1,263
Boss Manufacturing Company mortgage note payable to a lender. Requires monthly principal payments of $4. Interest is at LIBOR plus 2.1%, adjusted monthly. The Company has entered into an interest rate swap agreement related to this mortgage note. The swap effectively fixes the interest rate on the debt at 5.83%. All remaining principal is due in July 2010. Collateralized by certain real property of Boss Manufacturing Company located in Kewanee, Illinois.	1,005	—
Boss Manufacturing Company loan agreement with a private company, unsecured. Requires monthly payments with variable principal payments ranging from $3 to $7. Interest at 3%. All remaining principal is due April 2006.	250	—
Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $8, including interest at 3%, through April 2010. Collateralized by certain real property of Boss Manufacturing Company’s Kewanee, Illinois facilities.	548	—
Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $7, including interest at 3%, through June 2005. Collateralized by certain real property of Boss Manufacturing Company’s Kewanee, Illinois facilities.	119	195
Capital lease obligations	73	4
	3,183	1,462
Less current maturities	383	155
	$2,800	$1,307

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 4.    Long-Term Obligations (Continued)

Scheduled principal payments of long-term debt are as follows:

Year ending:
December 25, 2004	$383
December 31, 2005	330
December 30, 2006	429
December 29, 2007	214
December 27, 2008	217
Thereafter	1,610
$3,183

On March 17, 2004, the Company extended its loan and security agreement (the “Credit Agreement”) with a commercial bank. The revised Credit Agreement expires in May 2006 and provides a revolving credit facility up to $5,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at the bank’s prime rate or, at the Company’s option, LIBOR plus 2.1%. The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. As of December 28, 2003, the Company had no borrowings on the revolving credit facility. Availability under this credit agreement was $7,730 as of December 27, 2003, at which time the credit line totaled $8,000.

The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including current ratio, minimum tangible net worth, debt service coverage, and debt to tangible net worth. The Company’s accounts receivable and inventories secure the credit facility.

Deferred compensation plan:

Effective September 1, 2002, the Company adopted a nonqualified deferred compensation plan that allows executives to defer between 5% and 100% of their compensation, and non-employee directors, consultants and counsel to defer between 5% and 100% of their fees. The Company provides no matching contributions to the plan. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account, which the plan holds in an investment trust. The liability under the plan totaled $114 and $8 as of December 27, 2003 and December 28, 2002, respectively.

Note 5.    Commitments and Contingencies

Leases:

The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2006 and require the Company to pay all maintenance costs. Rent expense under these leases was $250, $226, and $274 for 2003, 2002, and 2001, respectively.

The following is a schedule by year of future minimum payments under the operating lease agreements:

Year ending:
December 25, 2004	$34
December 31, 2005	26
December 30, 2006	6
Total minimum lease payments	$66

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 5.    Commitments and Contingencies (Continued)

Licensing:

During 2002, the Company entered into a license agreement for the use of certain trademarks in its products. The agreement contains provisions for the payment of guaranteed or minimum royalties of up to $310 between 2002 and 2005. The Company paid $50 in 2003. Of the remaining unpaid minimum guaranties, the Company may be required to pay amounts as follows:

Year ending:
December 25, 2004	$100
December 31, 2005	150
$250

The Company expects the above royalty payments to be incurred on anticipated revenue in the years 2004 through 2005.

Litigation:

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

Note 6.    Stock Options

The Company has adopted two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. Stock option transactions are summarized as follows:

	Year ended December 27, 2003		Year ended December 28, 2002		Year ended December 29, 2001
	Shares	Weighted average exercise price	Shares	Weighted average exercise price	Shares	Weighted average exercise price
Outstanding, beginning	341,080	$2.19	208,580	$2.28	228,590	$2.32
Granted	20,000	3.20	150,000	2.02	—	—
Exercised	—	—	(17,500)	1.75	—	—
Cancelled	—	—	—	—	(20,010)	2.77
Outstanding, ending	361,080	$2.25	341,080	$2.19	208,580	$2.28

Options exercisable, end of year	257,730	$2.24	202,594	$2.19	154,913	$2.13
Weighted average fair value per option of options granted		$1.54		$1.03		N/A

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 6.    Stock Options (Continued)

The following table summarizes information about stock options outstanding as of December 27, 2003:

Outstanding Options
Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
$1.75	136,500	136,500	5.1
1.90	140,000	63,320	8.2
3.20	20,000	—	9.2
3.63	54,500	54,500	6.0
3.75	10,000	3,330	9.0
98.25	80	80	1.7
	361,080	257,730	6.1

Note 7.    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 27, 2003	December 28, 2002	December 29, 2001
Numerator, earnings attributable to common stockholders	$628	$1,707	$785
Denominator:
Basic-weighted average common shares outstanding	1,939,000	1,941,000	1,935,000
Dilutive effect of employee stock options	164,080	139,000	—
Diluted outstanding shares	2,103,080	2,080,000	1,935,000
Basic earnings per common share	$0.32	$0.88	$0.41
Diluted earnings per common share	0.30	0.82	0.41

Note 8.    Related Party Transactions

During 2003, 2002, and 2001, compensation, fees, and expense reimbursements paid to directors or their affiliates totaled $357, $420, and $327, respectively.

Note 9.    Available for Sale Securities

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

The Company adopted EITF 99-4, Accounting for Stock Received from the Demutualization of a Mutual Insurance Company in 2001. Pursuant to EITF 99-4, the Company accounted for the receipt of stock at fair value with a gain recognized in other income. The receipt of stock, valued at PFG’s Initial Public Offering price of $18.50

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 9.    Available for Sale Securities (Continued)

per share, produced a realized gain of $406 during 2001. The Company classified its PFG stock as an available for sale investment.

During 2002, the Company sold its PFG stock and realized an additional gain of $238 based on the fair value appreciation of the stock subsequent to the Initial Public Offering.

Note 10.    Income Taxes

The Company records income taxes based on its consolidated tax return. Current and deferred federal and state tax (expense) benefit is as follows:

	Year ended
	December 27, 2003	December 28, 2002	December 29, 2001
Current income tax (expense) benefit:
Federal	$—	$22	$(20)
State and local	(7)	(40)	109
	(7)	(18)	89
Deferred income tax (expense) benefit:
Federal	—	(19)	—
State and local	—	(3)	—
	—	(22)	—
Total income tax (expense) benefit	$(7)	$(40)	$89

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to net earnings before income taxes. The following schedule reconciles income tax (expense) benefit at the statutory rate and the actual income tax expense as reflected in the consolidated statements of income for the respective periods:

	Year ended
	December 27, 2003	December 28, 2002	December 29, 2001
Income tax (expense) benefit computed at the U.S. corporate tax rate of 34%	$(216)	$(594)	$(237)
Adjustments attributable to:
State income taxes	(7)	(122)	(49)
Deferred tax asset valuation allowance	259	726	455
Other	(43)	(50)	(80)
Total income tax (expense) benefit	$(7)	$(40)	$89

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 10.    Income Taxes (Continued)

The temporary differences result in a net deferred income tax asset that is reduced by a related valuation allowance, summarized as follows:

	December 27, 2003	December 28, 2002
Deferred income tax assets:
Operating loss carryforwards	$13,153	$13,777
Accounts receivable	102	216
Accruals	88	86
Compensation related	108	98
Tax credit carryforwards	307	286
Gross deferred tax assets	13,758	14,463
Deferred tax asset valuation allowance	13,572	13,831
Net deferred tax asset	186	632
Deferred income tax liabilities:
Inventories	24	459
Fixed assets	162	173
	186	632
Net deferred income tax asset	$—	$—

Included in the tax credit carryforward is approximately $307 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

Income tax expense and benefit for 2003, 2002, and 2001 consist primarily of current state taxes attributable to BMHI and its subsidiaries. Other current assets include refundable state income taxes of $0 and $50 as of December 27, 2003 and December 28, 2002, respectively. Accrued liabilities include federal and state income taxes payable of $201 and $185 as of December 27, 2003 and December 28, 2002, respectively.

As of December 27, 2003, the Company had operating loss carryforwards for U.S. income tax purposes of $33,726 available to reduce future taxable income through the following years:

Year of expiration:
2009	$4,476
2010	2,039
2011	16,549
2012	9,197
2019	535
2021	930
$33,726

Note 11.    Springfield Warehouse Disposal

On April 15, 2003, the Company purchased certain buildings located in Kewanee, Illinois. After renovating these buildings, the Company closed its Springfield, Illinois distribution center and consolidated its Boss Manufacturing regional warehouse operations in Kewanee as of September 27, 2003. During the first quarter of 2003, the Company recorded a charge of $170 in its operating expenses for estimated exit and disposal costs associated with the closing of its Springfield facility. Based on actual expenditures incurred, the Company reduced

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 11.    Springfield Warehouse Disposal (Continued)

this charge by $60 at the end of the third quarter. The following schedule provides an analysis of the costs incurred and the remaining balance of the accrued liability for exit and disposal costs as of December 27, 2003:

Initial exit and disposal cost estimate		$170

Costs incurred:
Termination benefits	$49
Relocation of inventory and equipment	20
Contract termination and other relocation costs	25
		(94)
Estimate reduction		(60)
Ending balance as of December 27, 2003		$16

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Springfield facility was classified as an asset held for sale as of March 29, 2003. Effective with the beginning of the second quarter 2003, the Company stopped recording depreciation on this asset. SFAS 144 requires assets held for sale to be valued at the lower of carrying value or fair value less cost to sell. Based on previous property appraisals and analysis of real estate values with commercial realtors in the Springfield area, management estimates the fair value less disposition costs of the Springfield facility to equal or exceed the property’s carrying value. Accordingly, the accompanying financial statements report the Springfield facility at its carrying value.

Note 12.    Operating Segments and Related Information

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

	Work Gloves and Protective Wear	Pet Supples	Corporate and Other	Total
2003:
Revenue	$30,054	$5,158	$720	$35,932
Earnings (loss) from operations	1,094	183	(860)	417
Segment profit (loss)	1,472	195	(1,039)	628
Total assets	19,517	2,410	4,871	26,798
Capital expenditures	1,396	—	2	1,398
Depreciation	297	16	9	322

2002:
Revenue	$30,102	$2,633	$753	$33,488
Earnings (loss) from operations	1,896	(84)	(896)	916
Segment profit (loss)	2,260	(84)	(469)	1,707
Total assets	17,957	1,776	4,798	24,531
Capital expenditures	285	12	—	297
Depreciation	336	3	8	347

Boss Holdings, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 12.    Operating Segments and Related Information (Continued)

	Work Gloves and Protective Wear	Pet Supples	Corporate and Other	Total
2001:
Revenue	$30,546	$2,301	$890	$33,737
Earnings (loss) from operations	1,049	(62)	(658)	329
Segment profit (loss)	910	(62)	(63)	785
Total assets	17,659	1,241	4,264	23,164
Capital expenditures	47	—	—	47
Depreciation	361	12	9	382

Note 13.    Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results for fiscal 2003 and 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2003:
Net sales	$9,243	$8,424	$8,017	$10,248	$35,932
Gross profit	3,586	3,111	2,990	4,413	14,100
Net earnings (loss)	48	25	(272)	827	628

Net earnings (loss), per common share:
Basic	0.02	0.01	(0.14)	0.43	0.32
Diluted	0.02	0.01	(0.14)	0.39	0.30

Denominator for net earnings (loss), per common share:
Basic	1,939,000	1,939,000	1,939,000	1,939,000	1,939,000
Diluted	2,080,000	2,092,000	1,939,000	2,140,000	2,103,000

2002:
Net sales	$8,255	$7,189	$7,734	$10,310	$33,488
Gross profit	3,080	2,516	2,834	4,316	12,746
Net earnings (loss)	225	568	(133)	1,047	1,707

Net earnings (loss), per common share:
Basic	0.12	0.29	(0.07)	0.54	0.88
Diluted	0.12	0.28	(0.07)	0.50	0.82

Denominator for net earnings (loss), per common share:
Basic	1,935,000	1,935,000	1,941,000	1,952,000	1,941,000
Diluted	1,935,000	2,061,000	1,941,000	2,089,000	2,080,000

Boss Holdings, Inc. and Subsidiaries

Schedule II — VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
	Beginning	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Ending
Year ended December 27, 2003:
Accounts receivable	$481	$(43)	$—	$144	(a)	$294
Inventories	706	(6)	—	70	(b)	630
Deferred income tax asset	13,831	—	—	259	(c)	13,572
Total allowances deducted from assets	$15,018	$(49)	$—	$473		$14,496

Year ended December 28, 2002:
Accounts receivable	$458	$269	$—	$246	(a)	$481
Inventories	512	333	—	139	(b)	706
Deferred income tax asset	14,715	—	—	884	(c)	13,831
Promissory note receivable	948	—	—	948	(d)	—
Total allowances deducted from assets	$16,633	$602	$—	$2,217		$15,018

Year ended December 29, 2001:
Accounts receivable	$542	$298	$—	$382	(a)	$458
Inventories	659	145	—	292	(b)	512
Deferred income tax asset	15,012	—	—	297	(c)	14,715
Promissory note receivable	948	—	—	— (d)		948
Total allowances deducted from assets	$17,161	$443	$—	$971		$16,633

Notes:

(a) Write off of uncollectible accounts.

(b) Write off of obsolete inventory.

(c) Maintenance of a valuation allowance discussed in Note 1 and Note 10 to the consolidated financial statements.

(d)	Establishment and write off of a 100% valuation allowance for a contingent asset, the settlement of which is discussed in Note 5 to the consolidated financial statements.

INDEX TO EXHIBITS

(3)(i)	Articles of Incorporation
3.1	Certificate of Incorporation (see note A below)
3.1.1	Amendment to Certificate of Incorporation, dated December 7, 1998 (see note B below)
3.1.2.	Amendment to Certificate of Incorporation, dated June 30, 2000 (see note C below)
(3)(ii)	By-Laws
3.2	By-Laws (see note A below)
(10)	Material Contracts
10.1	1998 Incentive Stock Option Plan, as amended (see note D below)
10.2	1998 Non-Employee Director Stock Option Plan, as amended (see note D below)
10.3	Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated June 16, 2000 (see note C below)
10.3.1	First Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated May 28, 2002. (see note E below)
10.3.2	Second Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated April 15, 2003. (see note F below)
10.3.3	Third Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated October 13, 2003.
10.4	Executive Severance Agreement by and between Boss Holdings, Inc. and J. Bruce Lancaster dated July 16, 2001 (see note G below)
21.1	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of Grant Thornton LLP
31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

A	Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 (Registration No. 33-73118-A).

B	Incorporated herein by reference from the Company’s report on Form 10-K for the year ended December 26, 1998.

C	Incorporated herein by reference from the Company’s report on Form 10-Q for the quarter ended July 1, 2000.

D	Incorporated herein by reference from the Company’s registration statement on Form S-8 dated February 1, 2001.

E	Incorporated herein by reference from the Company’s report on Form 10-Q for the quarter ended June 29, 2002.

F	Incorporated herein by reference from the Company’s report on Form 10-Q for the quarter ended June 28, 2003.

G	Incorporated herein by reference from the Company’s report on Form 10-K for the year ended December 29, 2001.