Form 10-Q
period 2004-03-27
BOSS HOLDINGS INC
filed 2004-05-11
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27,2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                     Outstanding at April 28, 2004
----------------------------                       -----------------------------
Common Stock, $.25 par value                                1,918,300

PART I.- FINANCIAL INFORMATION

Item 1. Financial Statements


                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)
                                  (Unaudited)


                                                                  March 27,  December 27,
                                                                     2004       2003
                                                                  -----------------------
        ASSETS

Current Assets
  Cash and cash equivalents ...................................    $ 3,999     $ 4,479
  Accounts receivable, net ....................................      6,181       6,254
  Inventories .................................................     10,738      10,759
  Prepaid expenses and other ..................................        349         426
                                                                   -------------------
        Total current assets ..................................     21,267      21,918

Property and Equipment, net ...................................      3,108       3,043

Net Assets Held for Sale ......................................      1,694       1,694

Other Assets ..................................................        194         143
                                                                   -------------------
                                                                   $26,263     $26,798
                                                                   ===================

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable ............................................    $   659     $   798
  Current portion of long-term debt ...........................        340         383
  Accrued payroll and related expenses ........................        427         538
  Accrued liabilities .........................................      1,083       1,309
                                                                   -------------------
        Total current liabilities .............................      2,509       3,028

Long-Term Debt, Net of Current Portion ........................      2,767       2,800

Deferred Compensation .........................................        165         114

Stockholder's Equity
  Common stock, $.25 par value; 10,000,000
    shares authorized .........................................        483         488
  Additional paid-in capital ..................................     67,375      67,471
  Accumulated deficit .........................................    (45,161)    (45,237)
  Accumulated other comprehensive deficit .....................       (125)       (116)
                                                                   -------------------
                                                                    22,572      22,606
  Less:  13,654 treasury shares - at cost .....................      1,750       1,750
                                                                   -------------------
        Total stockholders' equity ............................     20,822      20,856
                                                                   -------------------
                                                                   $26,263     $26,798
                                                                   ===================

The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (Unaudited)


                                                 Quarter Ended    Quarter Ended
                                                 March 27, 2004   March 29, 2003
                                                 -------------------------------

Net sales ..................................      $    10,182       $     9,243

Cost of sales ..............................            6,381             5,657
                                                  -----------------------------
Gross profit ...............................            3,801             3,586

Operating expenses .........................            3,706             3,625
                                                  -----------------------------
Operating income (loss) ....................               95               (39)

Other income and (expense):
  Interest income ..........................               11                16
  Interest expense .........................              (46)              (25)
  Other ....................................               16                96
                                                  -----------------------------
Income before income tax ...................               76                48

Income tax expense .........................               --                --
                                                  -----------------------------
Net income .................................      $        76       $        48
                                                  =============================

Comprehensive income .......................      $        67       $        48
                                                  =============================

Weighted average shares outstanding ........        1,936,425         1,938,750

Basic earnings per common share ............      $      0.04       $      0.02
                                                  =============================

Diluted earnings per common share ..........      $      0.03       $      0.02
                                                  =============================

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                            Quarter Ended   Quarter Ended
                                                            March 27, 2004  March 29, 2003
                                                            ------------------------------
Cash Flows From Operating Activities:
  Net income ..............................................    $    76         $    48
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization .........................         92              84
    (Increase) decrease in operating assets:
      Accounts receivable .................................         73             973
      Inventories .........................................         21            (874)
      Prepaied expenses and other current assets ..........         77             (33)
      Deferred charges and other assets ...................         --             (43)
    Increase (decrease) in operating liabilities:
      Accounts payable ....................................       (139)           (330)
      Accrued liabilities .................................       (337)             91
                                                               -----------------------
        Net cash used in operating activities .............       (137)            (84)
                                                               -----------------------

Cash Flows From Investing Activities:
  Purchases of property and equipment .....................       (157)            (14)
                                                               -----------------------
        Net cash used in investing activities .............       (157)            (14)
                                                               -----------------------

Cash Flows From Financing Activities:
  Net borrowings (payments) on long-term obligtations .....        (76)              4
  Purchase and retirement of stock ........................       (101)             --
                                                               -----------------------
        Net cash provided by (used in) financing activities       (177)              4
                                                               -----------------------

Effect of exchange rates on cash and cash equivalents .....         (9)             --
                                                               -----------------------

        Net decrease in cash during period ................       (480)            (94)
Cash and cash equivalents at the beginning of the period ..      4,479           4,874
                                                               -----------------------
Cash and cash equivalents at the end of the period ........    $ 3,999         $ 4,780
                                                               =======================

The accompanying notes are an integral part of these statements.

                      BOSS HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in Thousands, Except Per Share Data)
                                 March 27, 2004



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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 27, 2003. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2.  Stock Options

At March 27, 2004, the Company had two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Prior to 2003, the Company elected to follow the intrinsic value method under APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), in accounting for its stock options. Under the provisions of APB 25, no stock-based employee compensation was recorded in years prior to 2003 because all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied. This pro forma presentation utilizes fair values developed by Company management with the Black-Scholes options-pricing model. No options were granted during the first quarter of 2004. The Company amortizes the estimated fair value of the options over their vesting period for purposes of pro forma disclosure and recording stock-based compensation expense under SFAS 148.

                                                            Three Months Ended
                                                           ---------------------
                                                           March 27,   March 29,
                                                             2004         2003
                                                           ---------------------

Net income, as reported ............................        $   76      $   48
Less:  Stock-based compensation expense
  determined under fair value based method
  net of related tax effects .......................           (11)        (15)
                                                            --------------------
Pro forma net income ...............................        $   65      $   33
                                                            ====================

Basic net earnings per common share:
  As reported ......................................        $ 0.04      $ 0.02
  Pro forma ........................................        $ 0.03      $ 0.02

Diluted net earnings per common share:
  As reported ......................................        $ 0.03      $ 0.02
  Pro forma ........................................        $ 0.03      $ 0.02

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                        March 27,      March 29,
                                                          2004           2003
                                                       -------------------------
Numerator for basic and diluted net earnings
  per common share - earnings attributable
  to common stockholders .........................     $       76     $       48
                                                       =========================
Denominator for basic net earnings per
  common share - weighted average
  shares outstanding .............................      1,936,425      1,938,750
Effect of dilutive securities:
  Stock options ..................................        235,294        140,963
                                                       -------------------------
Demonator for diluted earnings per
  common share ...................................      2,171,719      2,079,713
                                                       =========================

Basic earnings per common share ..................     $     0.04     $     0.02
                                                       =========================

Diluted earnings per common share ................     $     0.03     $     0.02
                                                       =========================

Note 4.  Reclassifications

Certain expenses in the consolidated statements of operations have been reclassified, with no effect on net income or earnings per common share, to be consistent with the classifications adopted for the quarter ended March 27, 2004.

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

Sales

   Sales by Segment $(000)                                    2004          2003
--------------------------------------------------------------------------------

Work Gloves & Protective Wear ........................        8,144        7,451
Pet Supplies .........................................        1,770        1,392
Corporate & Other ....................................          268          400
                                                             -------------------
Total Sales ..........................................       10,182        9,243
                                                             ===================

Consolidated revenues for the three months ended March 27, 2004 totaled $10,182,000, up $939,000, or 10.2%, from the comparable quarter in 2003. This sales increase was due in large part to higher sales in the work gloves and protective wear segment, with pet supplies sales also up compared to the previous year.

The growth in work gloves and protective wear sales was primarily attributable to the domestic industrial market, in which sales increased 16.7% on unit volume growth of 26%. The Company has gained market share in this segment through the employment of manufacturer's representative groups, utilization of west coast warehouse facilities, and emphasis on large accounts, including various buying groups and coops. Domestic consumer market sales increased 4.4% on a comparable increase in unit volume. Sales of CAT(R) branded products offset the loss of certain customers in the consumer market. The trend in the domestic industrial market favors continued sales growth, while the sales outlook in the consumer market is uncertain due to recent customer losses and consolidation in the retail industry. However, management anticipates increased sales of CAT(R) licensed products, which should have a favorable impact on consumer market sales in the coming months.

Sales of work gloves and protective wear have historically exhibited significant seasonality. During warm weather months, sales tend to be lower than during colder periods. Consequently, management anticipates lower sales during the second and third quarters in this segment.

First quarter 2004 sales of $1,770 in the pet supplies segment increased 27% compared to the same period in 2003. The Company's Boss Pet subsidiary accounted for this increase in sales. The increased financial and corporate administrative support provided by Boss have enabled the Boss Pet subsidiary to grow its customer base through expanded sales efforts and utilization of working capital to support customer shipping requirements. Sales in the Company's Warren Pet subsidiary were essentially unchanged from the prior year.

Cost of Sales

     Cost of Sales by Segment  $(000)                     2004           2003
--------------------------------------------------------------------------------
                                                       $       %      $       %
                                                     ---------------------------

Work Gloves & Protective Wear ....................   5,163   63.4   4,516   60.6
Pet Supplies .....................................   1,110   62.7     951   68.3
Corporate & Other ................................     108   40.3     190   47.5
                                                     ---------------------------
Total Cost of Sales ..............................   6,381   62.7   5,657   61.2
                                                     ===========================

Cost of sales for the three months ended March 27, 2004 totaled $6,381,000 compared to $5,657,000 in the corresponding period of 2003. On a percentage of sales basis, consolidated cost of sales increased 1.5% from the previous year.

In the work gloves and protective wear segment, cost of sales increased by 2.8% of sales due to higher prices on imported finished goods and increased inbound freight cost on these goods. In addition, bulk sales and sales to certain customers on a net basis with no promotional allowances reduced the gross margin realized in this segment.

The cost of sales percentage in the Company's pet supplies segment decreased compared with last year. This was attributable to higher margins on increased sales of imported goods in the Boss Pet subsidiary. The increase in sales of imported goods resulted in lower cost of goods sold, which was partially offset by increased warehousing and other operating expenses.

Operating Expenses

    Operating Expenses by Segment  $(000)                2004           2003
--------------------------------------------------------------------------------
                                                       $      %       $      %
                                                     ---------------------------

Work Gloves & Protective Wear ....................   2,748   33.7   2,900   38.9
Pet Supplies .....................................     606   34.2     387   27.8
Corporate & Other ................................     352     --     338     --
                                                     ---------------------------
Total Operating Expenses .........................   3,706   36.4   3,625   39.2
                                                     ===========================

Operating expenses totaled $3,706,000 for the three months ended March 27, 2004, compared to $3,625,000 for the corresponding period in 2003. This increase was attributable to the pet supplies segment. In this segment, the Company increased sales of imported finished goods and reduced its Boss Pet manufacturing operations. Certain warehousing and other inventory related expenses included in cost of goods sold during the first half of 2003, were subsequently treated as operating expenses upon cessation of manufacturing operations. In addition, due to its growth in sales Boss Pet incurred increased freight, commission and other sales related expenses.

Operating expenses in the work gloves and protective wear segment decreased $152,000 in the first quarter of 2004 compared to the prior year due primarily to the warehouse closing expense of $170,000 accrued in the first quarter of 2003. In the corporate and other segment, operating expenses increased $14,000 due to higher corporate expenses which were partially offset by lower operating expenses in the Company's balloon operations attributable to lower sales.

Earnings (Loss) From Operations

  Earnings (Loss) From Operations by Segment
            $(000)                                        2004         2003
--------------------------------------------------------------------------------
                                                        $      %     $       %
                                                      --------------------------


Work Gloves & Protective Wear .....................    233    2.9    35     0.5
Pet Supplies ......................................     54    3.1    54     3.9
Corporate & Other .................................   (192)    --  (128)     --
                                                      --------------------------
Total Earnings (Loss) From Operations .............     95    0.9   (39)   (0.4)
                                                      ==========================

On a consolidated basis, the Company's operating earnings totaled $95,000 for the quarter ended March 27, 2004, compared to a loss of $39,000 for the comparable period in 2003. The increase in earnings compared to the previous year was primarily attributable to the work gloves and protective wear segment. Higher sales and reduced operating expenses in this segment more than offset the impact of lower margins. The operating loss in the corporate and other segment increased $64,000 on lower balloon sales and increased corporate administrative expenses.

Other Income and (Expense)

First quarter 2004 interest income of $11,000 declined from 2003 due primarily to lower interest rates in 2004. Interest expense of $46,000 in the first quarter increased $21,000 from the prior year due in large part to additional debt incurred in connection with the Company's acquisition of additional warehouse facilities during 2003. The Company continues to market its unused Springfield, Illinois warehouse. The Company's other income of $96,000 during the first quarter of 2003 consisted primarily of a foreign exchange gain associated with the Company's Canadian operation and a gain on marketable securities held by the Company.

Taxes

Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes.

Liquidity and Capital Resources

Operating activities used $137,000 in cash through March 2004, substantially unchanged from the $84,000 use in the prior year. Working capital at March 27, 2004 totaled $18,758,000 up $833,000 from one year ago due primarily to higher inventory. Inventory levels increased due to purchases in anticipation of price increases, the build-up of new CAT(R) product inventory and increased Boss Pet inventory attributable to importing rather than manufacturing finished goods.

Investing activities used $157,000 in the first quarter of 2004, compared to $14,000 during the comparable period in 2003. Investing activities consisted of purchases associated with a new warehouse management system and warehouse facility improvements. In addition, the Company purchased certain updated information technology equipment during the first quarter.

Cash flows from financing activities used $177,000 in the first quarter of 2004, compared to providing $4,000 in 2003. The Company paid $76,000 in scheduled principal payments on long-term debt. In addition, the Company repurchased approximately 20,000 shares of its common stock through an odd-lot tender offer during the first quarter at a cost of $101,000.

At March 27, 2004, the Company had $3,999,000 in cash with no borrowings under its $5 million revolving line of credit. The Company's cash on hand and availability under the credit facility should provide ample liquidity for expected working capital and operating needs.

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

Item 2.  Changes in Securities

                                                                 (d) Maximum
                                                   (c) Total      Number (or
                                                   Number of      Approximate
                                                   Shares (or    Dollar Value)
                                                     Units)      or Shares (or
                                                  Purchased as    Units) that
                   (a) Total                        Part of       May Yet Be
                   Number of     (b) Average       Publicly       Purchased
                   Shares (or   Price Paid per     Announced         Under
                    Units)        Share (or        Plans or        the Plans
    Period         Purchased         Unit)        Programs (1)    or Programs
--------------------------------------------------------------------------------
1/13 - 1/30/2004     17,752         $ 5.00          17,752            N/A
  2/18/2004           1,694           5.00           1,694            N/A
                   -------------------------------------------
                     19,446         $ 5.00          19,446

(1) All shares reported were purchased pursuant to a voluntary repurchase program for holders of less than 100 shares of the Company's common stock. The program was announced December 1, 2003, with an initial expiration date of January 23, 2004, and subsequently extended to February 27, 2004. The program did not contain any pre-determined limit on the number of shares repurchased or the amount to be expended for repurchase.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security holders

         Not applicable.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              10.3.4 Fourth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated March 17, 2004.

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

                                                   BOSS HOLDINGS, INC.

Dated: May 11, 2004                            By: /s/  J. Bruce Lancaster
       ------------                                -----------------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)