Form 10-Q
period 2004-06-26
BOSS HOLDINGS INC
filed 2004-08-10
CIK 916802

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                     Outstanding at July 31, 2004
--------------------------------------------------------------------------------
Common Stock, $.25 par value                                   1,936,957

Part I - Financial Information
Item 1.  Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                          June 26,    December 27,
Assets                                                      2004         2003
----------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents ..........................    $  2,690     $  4,479
  Accounts receivable, net ...........................       5,453        6,254
  Inventories ........................................      12,907       10,759
  Prepaid expenses and other .........................         368          426
                                                          ---------------------
        Total current assets .........................      21,418       21,918

Property and Equipment, net ..........................       3,241        3,043

Assets Held for Sale .................................       1,694        1,694

Other Assets .........................................         203          143
                                                          ---------------------
                                                          $ 26,556     $ 26,798
                                                          =====================

Liabilities and Stockholders' Equity
----------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable ...................................    $    735     $    798
  Current portion of long-term obligations ...........         414          383
  Accrued payroll and related expenses ...............         463          538
  Accrued liabilities and other ......................       1,164        1,309
                                                          ---------------------
        Total current liabilities ....................       2,776        3,028
                                                          ---------------------

Long-Term Obligations, net of current portion ........       2,818        2,800
                                                          ---------------------

Deferred Compensation ................................         175          114
                                                          ---------------------

Stockholders' Equity:
  Common stock, $.25 par value; 10,000,000 shares ....         488          488
  Additional paid-in capital .........................      67,380       67,471
  Accumulated (deficit) ..............................     (45,181)     (45,237)
  Accumulated other comprehensive (deficit) ..........        (150)        (116)
                                                          ---------------------
                                                            22,537       22,606
  Less treasury shares, at cost ......................       1,750        1,750
                                                          ---------------------
        Total stockholders' equity ...................      20,787       20,856
                                                          ---------------------
                                                          $ 26,556     $ 26,798
                                                          =====================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                          Six Months     Six Months
                                           Quarter Ended  Quarter Ended      Ended          Ended
                                              June 26,       June 28,       June 26,       June 28,
                                                2004           2003           2004           2003
----------------------------------------------------------------------------------------------------

Net sales ...............................   $     9,046    $     8,495    $    19,311    $    17,815

Cost of sales ...........................         6,150          5,902         13,167         12,138
                                            --------------------------------------------------------

        Gross profit ....................         2,896          2,593          6,144          5,677

Operating expenses ......................         2,875          2,702          6,028          5,825
                                            --------------------------------------------------------

        Earnings (loss) from operations .            21           (109)           116           (148)
                                            --------------------------------------------------------

Other income (expense):
  Interest income .......................             8             21             20             37
  Interest expense ......................           (49)           (35)           (95)           (60)
  Other .................................            --            148             15            244
                                             -------------------------------------------------------
                                                    (41)           134            (60)           221
                                             -------------------------------------------------------

        Earnings (loss) before income tax           (20)            25             56             73

Income tax expense ......................            --             --             --             --
                                             -------------------------------------------------------
        Net earnings (loss) .............    $      (20)   $        25    $        56    $        73
                                             =======================================================

Comprehensive income ....................    $       45    $        25    $        22    $        73
                                             =======================================================

Weighed average shares outstanding ......     1,918,951      1,952,404      1,927,736      1,952,404

Basic earnings per common share .........    $    (0.01)   $      0.01    $      0.03    $      0.04
                                             =======================================================

Diluted earnings per common share .......    $    (0.01)   $      0.01    $      0.03    $      0.03
                                             =======================================================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                           Six Months   Six Months
                                                             Ended        Ended
                                                            June 26,     June 28,
                                                              2004         2003
-----------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net earnings ...........................................   $    56    $    73
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Depreciation and amortization ........................       183        162
    Stock based compensation .............................        11         --
    Changes in assets and liabilities:
      Decrease in accounts receivable ....................       801      2,123
      Increase in inventories ............................    (2,148)    (2,337)
      Decrease in prepaid expenses and other current
        assets ...........................................        58        161
      (Increase) decrease in deferred charges and
        other assets .....................................         1        (53)
      Decrease in accounts payable .......................       (63)      (367)
      Increase (decrease) in accrued liabilities .........      (220)       199
                                                             ------------------
        Net cash used in operating activities ............    (1,321)       (39)
                                                             ------------------

Cash Flows from Investing Activities:
  Purchases of property and equipment ....................      (381)    (1,244)
                                                             ------------------
        Net cash used in investing activities ............      (381)    (1,244)
                                                             ------------------

Cash Flows Provided by Financing Activities
  Net borrowings on long-term obligations ................        49      1,843
  Proceeds from exercise of stock options ................        33         --
  Purchase and retirement of stock .......................      (135)        --

                                                             ------------------
        Net cash (used in) provided by financing
        activities .......................................       (53)     1,843
                                                             ------------------

  Effect of exchange rates on cash and cash equivalents ..       (34)         2
                                                             ------------------

        Increase (decrease) in cash and cash equivalents .    (1,789)       562

Cash and cash equivalents:
  Beginning of period ....................................     4,479      4,874
                                                             ------------------
  End of period ..........................................   $ 2,690    $ 5,436
                                                             ==================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc.
and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
--------------------------------------------------------------------------------

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

Note 2.  Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

(Dollars in Thousands, Except Per Share Data)

                                                 Quarter Ended      Six Months Ended
                                               -------------------  ------------------
                                               June 26,   June 28,  June 26,  June 28,
                                                 2004       2003      2004      2003
                                               ---------------------------------------
Numerator for basic and diluted net earnings
  (loss) per common share, earnings (loss)
  attributable to common stockholders ......   $   (20)   $    25   $    56   $    73
                                               ======================================

Denominator for basic net earnings
  (loss) per common share, weighted
  average shares outstanding ...............     1,919      1,952     1,928     1,952
Effective of dilutive securities,
  employee stock options ...................        --        152       234       147
                                               --------------------------------------
        Denominator for diluted earnings
        (loss) per common share ............     1,919      2,104     2,162     2,099
                                               ======================================

Basic earnings (loss) per common share .....   $ (0.01)   $  0.01   $  0.03   $  0.04
                                               ======================================

Diluted earnings (loss) per common share ...   $ (0.01)   $  0.01   $  0.03   $  0.03
                                               ======================================

Note 3.  Stock Options

At June 26, 2004, the Company had two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. In addition, during the second quarter of 2004 the Company adopted an equity-based incentive program allowing the issuance of some or all of the following: stock options, stock appreciation rights, performance based stock awards and restricted stock units. The 2004 plan provides for the issuance of up to 150,000 shares of common stock.

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

The  following  table  illustrates  the effect on net income (loss) and earnings
(loss) per share if the fair value based method had been applied. This pro forma presentation utilizes fair values developed by Company management with the Black-Scholes options-pricing model. The Company amortizes the estimated fair value of the options over their vesting period for purposes of pro forma disclosure and recording stock-based compensation expense under SFAS 148.

                                                Quarter Ended          Six Months Ended
                                             --------------------    ---------------------
                                             June 26,    June 28,    June 26,    June 28,
                                               2004        2003        2004       2003
                                             ---------------------------------------------
                                             (Dollars in Thousands, Except Per Share Data)
Net earnings (loss), as reported .........   $     (20)  $      25   $      56   $      73
Less stock-based compensation expense
  determined under fair value based method
  net of related tax effects .............         (11)        (15)        (22)        (30)
                                             ---------------------------------------------
        Pro forma net earnings (loss) ....   $     (31)  $      10   $      34   $      43
                                             =============================================

Earnings (loss) per share, as reported:
  Basic ..................................   $   (0.01)  $    0.01   $    0.03   $    0.04
                                             =============================================

  Diluted ................................   $   (0.01)  $    0.01   $    0.03   $    0.03
                                             =============================================

Earnings (loss) per share, pro forma:
  Basic ..................................   $   (0.02)  $    0.01   $    0.02   $    0.02
                                             =============================================

  Diluted ................................   $   (0.02)  $    0.00   $    0.02   $    0.02
                                             ==============================================

Stock option transactions are summarized as follows:

                                               Six Months Ended          Year Ended
                                                June 26, 2004         December 27, 2003
                                             -------------------     ------------------
                                                        Weighted               Weighted
                                                         Average                Average
                                                        Exercise               Exercise
                                             Shares       Price      Shares      Price
                                             ------------------------------------------
Outstanding, beginning of period ........    361,080    $   2.25     341,080   $   2.19
  Granted ...............................     20,000        7.00      20,000       3.20
  Exercised .............................    (18,666)       1.82          --         --
                                             ------------------------------------------
Outstanding, end of period ..............    362,414    $   2.53     361,080   $   2.25
                                             ==========================================

Note 4.  Reclassifications

Certain income and expense items have been reclassified, with no effect on net income or earnings per common share, to be consistent with the classifications adopted for the quarter ended June 26, 2004. Such reclassifications include the treatment of shipping costs as cost of goods sold rather than operating expenses.

Note 5.  Subsequent Event

On July 30, 2004, the Company purchased all outstanding shares of common stock of privately-held Galaxy Balloons, Incorporated, an Ohio corporation ("Galaxy"). Galaxy is a Cleveland, Ohio based manufacturer and distributor of imprinted and personalized balloons, balls, toys, inflatable goods and other miscellaneous premium items. The base purchase price for the Galaxy shares was $3,300,000, with certain additional earn-out payments if Galaxy's future financial performance exceeds specified benchmarks. The Company utilized a combination of cash reserves, additional borrowings under its primary line of credit and a term loan of approximately $1,750,000 provided by the Company's primary lender to fund the acquisition of Galaxy. In connection with this transaction, the Company's maximum availability under its revolving line of credit was increased from $5,000,000 to $6,000,000 as of July 30, 2004.

The acquisition will be accounted for as a purchase of a business and as such the results of operations of Galaxy will be included in the consolidated financial statements beginning on July 31, 2004.

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

Sales

                Sales by Segment                 Quarter         Year-to-Date
                                             -----------------------------------
                     $(000)                  2004      2003      2004      2003
--------------------------------------------------------------------------------
Work gloves and protective wear ........     6,980     6,700    15,203    14,226
Pet supplies ...........................     1,912     1,579     3,686     2,973
Corporate and other ....................       154       216       422       616
                                             -----------------------------------
Totals sales ...........................     9,046     8,495    19,311    17,815
                                             ===================================

Total revenues for the three months ended June 26, 2004 were $9,046,000 up $551,000 or 6.5% from the comparable quarter in 2003. The sales increase during the second quarter was attributable to growth in both of the Company's operating segments with revenues up 4.2% in the work gloves and protective wear segment and 21.1% in the pet supplies segment.

In the Company's primary work gloves and protective wear segment, sales increased $280,000 during the second quarter of 2004 compared to 2003. This increase was due primarily to sales growth in the domestic industrial market where sales were up approximately 11% on a volume increase of 7.2%. Several factors have contributed to the industrial market sales increase including employment of manufacturer's representative groups in certain areas, utilization of west coast warehouse facilities, product line expansion and aggressive sales efforts. Sales in the domestic consumer market increased just over 1% as sales of CAT(R) branded gloves and rainwear more than offset the loss of other consumer accounts. Sales in this segment are historically lower during warm weather months. The Company anticipates the sales growth trend in the industrial market to continue, while growing CAT(R) brand sales should continue to offset lower sales in the Company's traditional consumer markets. Sales efforts to replace certain customers in the consumer market lost during 2003 are ongoing.

In the pet supplies segment, sales growth of $333,000 during the second quarter was attributable to the Company's Boss Pet operations. Boss Pet sales increased due to the addition of new customers in 2004, development of new shampoo products and higher sales to this operation's largest customer attributable in large part to the sale of additional products to this customer. Warren Pet sales were essentially unchanged from the prior year.

On a year-to-date basis, consolidated sales were up $1,496,000, or 8.4%, in 2004 with revenues up 24.0% in the pet supplies segment and 6.9% in the work gloves and protective wear segment. Increased sales in the pet supplies segment resulted from Boss Pet operations and were attributable to customer additions, new products and increased sales to Boss Pet's largest customer as noted in the quarterly discussion. Revenue growth in the work gloves and protective wear segment resulted from higher sales in the domestic industrial market and sales of CAT(R) branded gloves and rainwear.

Cost of Sales

   Cost of Sales by Segment                   Quarter                           Year-to-Date
            $(000)                -----------------------------------------------------------------------
                                       2004              2003               2004               2003
                                  -----------------------------------------------------------------------
                                    $         %        $        %        $          %       $          %
---------------------------------------------------------------------------------------------------------
Work gloves and protective wear    4,840     69.3%   4,684     69.9%   10,560     69.5%    9,729     68.4%
Pet supplies ..................    1,234     64.5%   1,107     70.1%    2,414     65.5%    2,097     70.5%
Corporate and other ...........       76     49.4%     111     51.4%      193     45.7%      312     50.6%
                                   -----------------------------------------------------------------------
Totals cost of sales ..........    6,150     68.0%   5,902     69.5%   13,167     68.2%   12,138     68.1%
                                   =======================================================================

Cost of sales for the three months ended June 26, 2004 totaled $6,150,000, up $248,000 from the corresponding period of 2003. This increase in cost of sales was primarily attributable to higher sales in the work gloves and protective wear and pet supplies segments as discussed above. As a percentage of sales, consolidated cost of sales declined 1.5% due in large part to improved margins at the Company's Boss Pet operations. Margins at Boss Pet improved due to lower cost on products that the Company began importing during the second half of 2003. As expected, costs in the work glove and protective wear segment have stabilized in comparison to recent years, with import pricing increasing on many products. Such increases are expected to have a negative impact on margins during the balance of 2004.

For the six-month period, cost of sales increased $1,029,000 while remaining essentially unchanged as a percentage of sales. Cost of sales increased in dollars due to higher sales during the year. Margins improved in the pet supplies segment due to the transition to imported goods during 2003, while margins declined in the work gloves and protective wear segment due to cost increases on various products.

Operating Expenses

      Operating Expenses                        Quarter                           Year-to-Date
       by Segment $(000)        --------------------------------------------------------------------------
                                        2004              2003               2004               2003
                                --------------------------------------------------------------------------
                                    $         %        $        %         $         %        $        %
----------------------------------------------------------------------------------------------------------
Work gloves and protective wear   2,093     30.0%    2,023     30.2%    4,364     28.7%    4,468     31.4%
Pet supplies ..................     507     26.5%      369     23.4%    1,048     28.4%      721     24.3%
Corporate and other ...........     275       --       310       --       616       --       636       --
                                  ------------------------------------------------------------------------
Total operating expenses ......   2,875     31.8%    2,702     31.8%    6,028     31.2%    5,825     32.7%
                                  ========================================================================

Operating expenses totaled $2,875,000 during the second quarter of 2004, up $173,000 compared to the corresponding period in 2003. The bulk of this increase occurred in the pet supplies segment and was attributable to increased warehouse expense in the Company's Boss Pet operations. Certain facility costs at Boss Pet have been charged to warehousing expense since the cessation of certain manufacturing activities at this operation during the third quarter of 2003.

Operating expenses also increased in the work gloves and protective wear segment by $70,000 in the second quarter of 2004 compared to the comparable period in 2003, due in large part to a favorable adjustment to bad debt expense recorded during the second quarter of 2003.

For the six- month period ended June 26, 2004, operating expenses increased $203,000 compared to the prior year. This increase was attributable to the pet supplies segment, with higher operating expenses at Boss Pet representing the bulk of the increase. As in the second quarter, higher warehousing expenses due to the cessation of certain manufacturing operations were the primary factor. In addition, commissions and certain other sales related expenses were higher due to the revenue growth at this operation. Operating expenses declined $104,000 in the work gloves and protective wear segment compared to 2003 due in large part to lower warehousing expenses. During 2003, the Company incurred various charges in connection with the consolidation of warehouses into Kewanee.

Earnings (Loss) From Operations

     Operations by Segment                          Quarter                                     Year-to-Date
            $(000)                  -------------------------------------------------------------------------------------
                                           2004                   2003                  2004                  2003
                                    -------------------------------------------------------------------------------------
                                       $           %          $          %          $          %          $          %
-------------------------------------------------------------------------------------------------------------------------
Work gloves and protective wear ...     47        0.7%         (7)     -0.1%        279       1.8%         29       0.2%
Pet supplies ......................    171        8.9%        103       6.5%        224       6.1%        155       5.2%
Corporate and other ...............   (197)          -       (205)         -       (387)         -       (332)         -
                                      ----------------------------------------------------------------------------------
Total operating income (loss) .....     21        0.2%       (109)     -1.3%        116       0.6%       (148)     -0.8%
                                      ==================================================================================

On a consolidated basis, the Company's operating earnings for the second quarter of 2004 increased to $21,000 from a loss of $109,000 during the same period in 2003. The Company typically operates at a loss during warm weather months. The earnings improvement in the most recent quarter was primarily attributable to increased sales in the pet supplies and work gloves and protective wear segments.

Through June 2004, earnings from operations of $116,000 increased $264,000 from 2003. The work gloves and protective wear segment generated $279,000 in earnings, up $250,000 on higher sales and reduced operating expenses. In addition, the pet supplies segment generated $224,000 in earnings, up $69,000 on improved results at the Company's Boss Pet operations. The loss from the corporate and other segment of $387,000 increased $55,000 from 2003 due primarily to lower sales and reduced profitability at Boss Balloon.

Other Income and (Expense)

The Company incurred $49 in interest expense during the second quarter of 2004, an increase of $14 from the comparable period in 2003 due to increased borrowings in connection with the acquisition of new warehouse facilities. Interest income decreased from $21 in the second quarter of 2003 to $8 in the second quarter of 2004 due to lower cash holdings and lower interest rates. Cash holdings declined compared to the previous year due to higher working capital during 2004. Other income during the second quarter of 2003 consisted primarily of foreign exchange gains associated with the Company's Canadian operation.

Interest expense for the six months ended June 26, 2004 increased $35 from the comparable period in 2003 due to increased borrowings in connection with the acquisition of new warehouse facilities. Interest income declined $17,000 due to lower cash holdings and lower interest rates. Other income during the first half of 2003 consisted primarily of foreign exchange gains associated with the Company's Canadian operation and a gain on the sale of certain marketable securities.

Taxes

Because of losses in prior years, the Company recorded no federal income tax expense during the periods presented and has available substantial net operating loss carryforwards for federal income tax purposes.

Liquidity and Capital Resources

Operating activities used $1,321,000 in cash through the first six months of 2004, compared to a use of $39,000 in 2003. The primary change from the prior year occurred in accounts receivable, which declined $1,322,000 less in 2004 than in the prior year. Several factors contributed to this change including increased 2004 sales, lower year-end sales in 2003 compared to 2002 and improved collection efforts which resulted in a lower 2003 year-end receivable balance compared to 2002. Inventories increased $2,148,000 through the first six months of 2004 due to CAT(R) branded inventory purchased to support anticipated sales, higher pet supplies inventory to support increased sales, purchases of certain goods in anticipation of price increases and below projected sales in the Company's consumer market.

Investing activities used $381,000 in the first half of 2004, compared to $1,244,000 during the comparable period in 2003. During 2004, major capital expenditures included a new warehouse management software system, warehouse renovation and the purchase of a new computer to run the Company's enterprise software. In 2003, capital expenditures consisted primarily of warehouse acquisitions and improvements in conjunction with warehouse consolidation activities.

Cash flows used in financing activities totaled $53,000 through the six months ended June 26, 2004. The Company used $135,000 to purchase stock pursuant to a voluntary repurchase program for holders of less than 100 shares of the Company's common stock. Net borrowings for the period totaled $49,000 due to borrowings obtained in connection with certain capital expenditures. During 2003, the Company's net borrowing totaled $1,843,000 due primarily to mortgages obtained in connection with the Company's purchase of warehouses in Kewanee.

At June 26, 2004, the Company had $2,690,000 in cash with no borrowings under its $5 million revolving line of credit. The Company's availability under this line totaled $5,000,000 as of June 26, 2004, but was increased to $6 million as of July 30, 2004. The Company's cash on hand and availability under the credit facility should provide ample liquidity for the Company's expected working capital and operating needs. During July, the Company borrowed an additional $1,750,000 from its primary lender under a term loan in connection with its purchase of Galaxy Balloons, Incorporated. The Company used proceeds from this term loan, cash on hand and borrowings on its revolving line of credit to fund the purchase of Galaxy.

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

Item 2.  Changes in Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                   (d) Maximum
                                                                    Number (Or
                                                   (c) Total        Approximate
                                                   Number of       Dollar Value)
                                                   Shares (Or      of Shares (Or
                                                     Units)         Units) That
                (a) Total                            Part of        May Yet Be
               Number Of        (b) Average         Publicly         Purchased
               Shares (Or      Price Paid Per       Announced        Under the
                  Units)          Share (Or          Plans or        Plans or
 Period         Purchased           Unit)          Programs (1)      Programs
--------------------------------------------------------------------------------

3/31/2004         1,343           $  5.00             1,343             N/A

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's stockholders was held on Tuesday, June 11, 2004 in St. Louis, MO. At the meeting the stockholders voted on the following items:

          1) Elected six directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

                                                      For               Withheld
                                                   -----------------------------

              G. Louis Graziadio, III              1,790,482              2,487
              Perry A. Lerner                      1,790,806              2,163
              Lee E. Mikles                        1,790,537              2,432
              Paul A. Novelly                      1,790,857              2,112
              Richard D. Squires                   1,789,806              3,163
              J. Bruce Lancaster                   1,790,466              2,503

          2) Approved the proposal to adopt the Company's 2004 Stock Incentive Plan and to reserve 150,000 shares of common stock for potential issuance under the plan.

                1,407,013 for         7,001 against             12,839 abstain

          3) Approved and ratified the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending December 25, 2004.

              1,732,069 for         11,952 against            48,948 abstain

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

                                               BOSS HOLDINGS, INC.

Dated: August 10, 2004                         By: /s/  J. Bruce Lancaster
       ---------------                             -----------------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)