Form 10-Q
period 2004-07-30
BOSS HOLDINGS INC
filed 2004-11-09
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                                September 25, 2004
Commission File No.                                                      0-23204


                               BOSS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                 58-1972066
- -------------------------------                              -------------------
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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding at October 25, 2004
- --------------------------------------------------------------------------------
Common Stock, $.25 par value                                1,936,957

Part I - Financial Information
Item 1.  Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                        September 25,   December 27,
Assets                                                      2004           2003
- ------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents ..........................    $  1,246       $  4,479
  Accounts receivable, net ...........................       6,799          6,254
  Inventories ........................................      14,847         10,759
  Deferred income taxes ..............................         928             --
  Prepaid expenses and other .........................         528            426
                                                          -----------------------
        Total current assets .........................      24,348         21,918

Property and Equipment, net ..........................       3,911          3,043

Assets Held for Sale .................................       1,694          1,694

Other assets .........................................         209            143
Intangibles, primarily goodwill ......................       2,630             --
Deferred income taxes ................................       1,984             --
                                                          -----------------------
                                                          $ 34,776       $ 26,798
                                                          =======================

Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable ...................................    $  1,466       $    798
  Current portion of long-term obligations ...........         784            383
  Accrued payroll and related expenses ...............         641            538
  Accrued liabilities and other ......................       1,243          1,309
                                                          -----------------------
        Total current liabilities ....................       4,134          3,028
                                                          -----------------------

Long-Term Obligations, net of current portion ........       6,464          2,800
                                                          -----------------------

Deferred Compensation ................................         188            114
                                                          -----------------------

Stockholders' Equity:
  Common stock, $.25 par value; 10,000,000 shares ....         488            488
  Additional paid-in capital .........................      67,388         67,471
  Accumulated (deficit) ..............................     (42,050)       (45,237)
  Accumulated other comprehensive (deficit) ..........         (86)          (116)
                                                          -----------------------
                                                            25,740         22,606
  Less treasury shares, at cost ......................       1,750          1,750
                                                          -----------------------
        Total stockholders' equity ...................      23,990         20,856
                                                          -----------------------
                                                          $ 34,776       $ 26,798
                                                          =======================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                    Quarter Ended             Nine Months Ended
                                           ----------------------------  ----------------------------
                                           September 25,  September 27,  September 25,  September 27,
                                               2004           2003           2004           2003
- -----------------------------------------------------------------------------------------------------
Net sales ...............................   $    10,363    $     8,131    $    29,674    $    25,951

Cost of sales ...........................         7,131          5,629         20,298         17,771
                                            --------------------------------------------------------

        Gross profit ....................         3,232          2,502          9,376          8,180

Operating expenses ......................         3,119          2,747          9,147          8,573
                                            --------------------------------------------------------

        Earnings (loss) from operations .           113           (245)           229           (393)
                                            --------------------------------------------------------

Other income (expense):
  Interest income .......................             4             14             24             51
  Interest expense ......................           (75)           (44)          (170)          (104)
  Other .................................             3              3             18            248
                                            --------------------------------------------------------
                                                    (68)           (27)          (128)           195
                                            --------------------------------------------------------

        Earnings (loss) before income tax            45           (272)           101           (198)

Income tax benefit ......................         3,086             --          3,086             --
                                            --------------------------------------------------------
        Net earnings (loss) .............   $     3,131    $      (272)   $     3,187    $      (198)
                                            ========================================================


Comprehensive Income ....................   $     3,195    $      (280)   $     3,217    $      (206)
                                            ========================================================

Weighted average shares outstanding .....     1,936,957      1,952,404      1,930,798      1,952,404

Basic earnings per common share .........   $      1.62    $     (0.14)   $      1.65    $     (0.10)
                                            ========================================================

Diluted earnings per common share .......   $      1.45    $     (0.14)   $      1.47    $     (0.10)
                                            ========================================================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                           Nine Months Ended
                                                                       ------------------------
                                                                         Sept 25,     Sept 27,
                                                                           2004         2003
- -----------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net earnings (loss) ................................................   $ 3,187      $  (198)
  Adjustments to reconcile net earnings (loss) to net cash
    used in operating activities:
    Depreciation and amortization ....................................       307          235
    Stock based compensation .........................................        19           --
    Deferred tax benefit .............................................    (3,091)          --
    Changes in assets and liabilities, net of acquisition:
      Decrease in accounts receivable ................................       227        1,865
      (Increase) in inventories ......................................    (3,410)      (2,852)
      (Increase) decrease in prepaid expenses and other current assets      (198)         227
      (Increase) in deferred charges and other assets ................      (173)         (78)
      Increase (decrease) in accounts payable ........................       298         (483)
      Increase (decrease) in accrued liabilities .....................      (199)          64
      Increase in other liabilities ..................................        --           79
                                                                         --------------------
        Net cash used in operating activities ........................    (3,033)      (1,141)
                                                                         --------------------

Cash Flows from Investing Activities:
  Acquisition of stock in new subsidiary .............................    (3,418)          --
  Purchases of property and equipment ................................      (122)      (1,320)
                                                                         --------------------
        Net cash used in investing activities ........................    (3,540)      (1,320)
                                                                         --------------------

Cash Flows from Financing Activities:
  Net borrowings on long-term obligations ............................     3,412        1,468
  Proceeds from exercise of stock options ............................        33           --
  Purchase and retirement of stock ...................................      (135)          --
                                                                         --------------------
        Net cash provided by financing activities ....................     3,310        1,468
                                                                         --------------------

Effect of exchange rates on cash and cash equivalents ................        30           --
                                                                         --------------------

        (Decrease) in cash and cash equivalents ......................    (3,233)        (993)

Cash and cash equivalents:
  Beginning of period ................................................     4,479        4,874
                                                                         --------------------
  End of period ......................................................   $ 1,246      $ 3,881
                                                                         ====================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc.
and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
- --------------------------------------------------------------------------------

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

Note 2.  Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

(In Thousands, Except Per Share Data)

                                                 Quarter Ended      Nine Months Ended
                                               ------------------   ------------------
                                               Sept 25,  Sept 27,   Sept 25,  Sept 27,
                                                2004       2003       2004      2003
                                               ---------------------------------------
Numerator for basic and diluted net earnings
  (loss) per common share, earnings (loss)
  attributable to common stockholders ......   $ 3,131   $  (272)   $ 3,187   $  (198)
                                               ======================================

Denominator for basic net earnings
  (loss) per common share, weighted
  average shares outstanding ...............     1,937     1,952      1,931     1,952
Effective of dilutive securities,
  employee stock options ...................       225      --          231      --
                                               --------------------------------------
        Denominator for diluted earnings
        (loss) per common share ............     2,162     1,952      2,162     1,952
                                               ======================================

Basic earnings (loss) per common share .....   $  1.62   $ (0.14)   $  1.65   $ (0.10)
                                               ======================================

Diluted earnings (loss) per common share ...   $  1.45   $ (0.14)   $  1.47   $ (0.10)
                                               ======================================

Note 3.  Stock Options

At September 25, 2004, the Company had two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. In addition, during the second quarter of 2004 the Company adopted an equity-based incentive program allowing the issuance of some or all of the following: stock options, stock appreciation rights, performance based stock awards and restricted stock units. The 2004 plan provides for the issuance of up to 150,000 shares of common stock.

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

                                                 Quarter Ended          Nine Months Ended
                                              --------------------    --------------------
                                              Sept 25,    Sept 27,    Sept 25,    Sept 27,
                                                2004        2003        2004       2003
                                             ---------------------------------------------
                                             (Dollars in Thousands, Except Per Share Data)
Net earnings (loss), as reported .........   $   3,131    $  (272)   $   3,187    $  (198)
Less stock-based compensation expense
  determined under fair value based method
  net of related tax effects .............         (11)       (15)         (33)       (45)
                                             --------------------------------------------
        Pro forma net earnings (loss) ....   $   3,120    $  (287)   $   3,154    $  (243)
                                             ============================================

Earnings (loss) per share, as reported:
  Basic ..................................   $    1.62    $ (0.14)   $    1.65    $ (0.10)
                                             ============================================

  Diluted ................................   $    1.45    $ (0.14)   $    1.47    $ (0.10)
                                             ============================================

Earnings (loss) per share, pro forma:
Basic ....................................   $    1.61    $ (0.15)   $    1.63    $ (0.12)
                                             ============================================

Diluted ..................................   $    1.44    $ (0.15)   $    1.46 $    (0.12)
                                             ============================================

Stock option transactions are summarized as follows:

                                              Nine Months Ended        Year Ended
                                                Sept 25, 2004       December 27, 2003
                                            ------------------------------------------
                                                        Weighted              Weighted
                                                         Average               Average
                                                        Exercise              Exercise
                                             Shares       Price     Shares     Price
                                           -------------------------------------------
Outstanding, beginning of period ........    361,080    $   2.25    341,080   $   2.19
  Granted ...............................     20,000        7.00     20,000       3.20
  Exercised .............................    (18,666)       1.82         --         --
                                             -----------------------------------------
Outstanding, end of period ..............    362,414    $   2.53    361,080   $   2.25
                                             =========================================

Note 4.  Reclassifications

Certain income and expense items have been reclassified, with no effect on net income or earnings per common share, to be consistent with the classifications adopted for the quarter ended September 25, 2004. Such reclassifications include the treatment of shipping costs as cost of goods sold rather than operating expenses.

Note 5.  Acquisition

On July 30, 2004, the Company purchased all outstanding shares of common stock of privately-held Galaxy Balloons, Incorporated, an Ohio corporation ("Galaxy"). Galaxy is a Cleveland, Ohio based manufacturer and distributor of imprinted and personalized balloons, balls, toys, inflatable goods and other products sold primarily in the advertising specialties industry. The base purchase price for the Galaxy shares was $3,300,000, with certain additional earn-out payments if Galaxy's future financial performance exceeds specified benchmarks. The Company utilized a combination of cash reserves, additional borrowings under its primary line of credit and a term loan of approximately $1,750,000 provided by the Company's primary lender to fund the acquisition of Galaxy. In connection with this transaction, the Company's maximum availability under its revolving line of credit was increased from $5,000,000 to $6,000,000 as of July 30, 2004.

This transaction was accounted for using purchase accounting and has been included in the Company's operations since the date of acquisition. The allocation of purchase price is as follows (in thousands):

Acquisition cost:
  Base purchase price ..........................................        $ 3,300
  Tangible net worth adjustment and closing costs ..............            318
  Covenant not to compete ......................................             50
                                                                        -------
        Total ..................................................          3,668

  Less term note ...............................................           (200)
  Less covenant not-to-compete .................................            (50)
                                                                        -------
        Net cash price .........................................        $ 3,418
                                                                        =======

Allocation of purchase cost:
  Current assets ...............................................        $ 1,517
  Property and equipment .......................................            728
  Identified intangibles and other assets ......................            241
  Goodwill .....................................................          2,416
  Accounts payable assumed .....................................           (370)
  Accrued liabilities assumed ..................................           (236)
  Bank debt assumed ............................................           (390)
  Deferred tax liability .......................................           (238)
                                                                        -------
                                                                        $ 3,668
                                                                        =======

The  following   unaudited  pro  forma   financial   information   reflects  the
consolidated results of the Company as if the acquisition of Galaxy had occurred at the beginning of each fiscal period presented:

(In Thousands, Except Per Share Data)

                                                               Quarter Ended         Nine Months Ended
                                                           ---------------------   --------------------
                                                           Sept 25,    Sept 27,     Sept 25,   Sept 27,
                                                             2004        2003        2004       2003
                                                           --------------------------------------------
Net sales                                                  $ 12,719    $ 10,348    $ 35,568    $ 31,259
Net earnings before income tax                                  465          35         756         125
Income tax benefit (See Note 6)                               3,052          --       3,033          --
Net earnings                                                  3,517          35       3,789         125
Diluted earnings per common share                             1.63         0.02        1.75        0.06

Note 6.  Income Taxes

The Company accounts for income taxes using the asset and liability method, recognizing the tax consequences of temporary differences between the financial statement carrying values and the tax basis of assets and liabilities as deferred taxes utilizing current statutory tax rates. Further, the Company records future tax benefits to the extent that such benefits are more likely than not to be realized. Prior to the third quarter of 2004, management reduced the Company's net deferred income tax asset by a related valuation allowance of 100%.

As of September 25, 2004, the Company had available for U.S. income tax purposes operating loss carryforwards of approximately $33,726,000. Based on improved profitability in recent years, which are anticipated to continue, and projected earnings from the Galaxy acquisition completed during the third quarter, management believes it is more likely than not that the Company will utilize approximately 25% of its available operating loss carryforwards. Accordingly, the Company reduced its valuation allowance by $3,125,000 during the third quarter and recognized a commensurate tax benefit. In future periods, the Company will record income tax expense on earnings at normal rates and reduce the deferred tax asset accordingly.

Note 7.  Long-Term Obligations

In connection with the Galaxy acquisition, the Company borrowed $1,750,000 under a term loan from a commercial bank. This loan requires monthly principal payments of $21,000 plus interest at LIBOR plus 2.1% adjusted monthly (effective rate of 4.0% at September 25, 2004). The Company's accounts receivable and inventory, as well as certain property and equipment of Galaxy, secure this loan.

During the third quarter, the Company entered into an interest rate swap agreement related to its $1,750,000 term loan. The swap is utilized to effectively fix the interest rate on approximately $1,000,000 of the term loan at 6.32%. The differential to be paid or received on the swap agreement is accrued as interest rates change and is recognized over the life of the loan as interest expense.

Also in connection with the Galaxy acquisition, the Company increased the revolving credit facility with its primary lender from $5,000,000 to $6,000,000. This facility was further modified to include Galaxy's accounts receivable and inventory as security. Borrowings under this facility totaled $2,036,000 as of September 25, 2004 at an average effective rate of 4.75%.

Note 8.  Operating Segments and Related Information

The Company operates primarily in the work gloves and protective wear segment. Through its Boss Manufacturing Company subsidiary, the Company imports, markets and distributes gloves, boots and rainwear products. In addition, through Boss
Pet and the Warren Pet Products division of BMHI, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its recently acquired Galaxy Balloons subsidiary, the Company also markets custom imprinted balloons, balls and other primarily inflatable products.

The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate operations are grouped into a miscellaneous column entitled, "Corporate and Other."

(In Thousands)

                                       Work Gloves and                       Promotional and      Corporate
                                        Protective Wear      Pet Supplies    Specialty Products    and Other           Total
                                       ---------------------------------------------------------------------------------------------
                                         2004     2003      2004      2003     2004     2003     2004    2003      2004      2003
                                       ---------------------------------------------------------------------------------------------
Quarter:
  Revenue                              $ 7,437   $ 7,099  $ 1,146   $   976   $ 1,780   $ 56   $   --   $   --   $ 10,363   $ 8,131
  Earnings (loss) from operations           23       123      (31)      (96)      348    (42)    (227)    (230)       113      (245)
  Total assets                          22,426    18,633    2,925     2,511     5,438    319    3,987    4,198     34,776    25,661
  Intangibles                               --        --       --        --     2,630     --       --       --      2,630        --

Year-to-Date
  Revenue                              $22,640   $21,325  $ 4,831   $ 3,949   $ 2,203   $677   $   --   $   --   $ 29,674  $ 25,951
  Earnings (loss) from operations          304       153      192        59       406     56     (673)    (661)       229      (393)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant's products, pricing policies of competitors, performance of recently completed acquisitions, investment results on funds invested in marketable securities by management, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. The words "believe," "expect", "anticipate", "should", "could" and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales

                Sales by Segment                 Quarter          Year-to-Date
                                            ------------------------------------
                     $(000)                  2004      2003      2004      2003
- --------------------------------------------------------------------------------

Work gloves and protective wear ........     7,437     7,099    22,640    21,325
Pet supplies ...........................     1,146       976     4,831     3,949
Promotional and specialty products .....     1,780        56     2,203       677
Totals sales ...........................    10,363     8,131    29,674    25,951

Consolidated revenues for the three months ended September 25, 2004 totaled $10,363,000 up $2,232,000 or 27.5% from the comparable quarter in 2003. Sales increased in each of the Company's business segments with the largest increase occurring in the promotional and specialty products segment due to the July 30, 2004 acquisition of Galaxy Balloons, Inc. ("Galaxy").

The acquisition of Galaxy moves the Company into a new product line and a new distribution channel. Galaxy provides custom imprinted balloons, balls and inflatable goods that are sold primarily into the advertising specialties industry through approximately 4,000 distributors. This industry has exhibited significant growth in recent years and affords the Company the opportunity for future growth both through expected industry expansion as well as through potential cross selling and product line extension opportunities. With the acquisition of Galaxy, sales in the promotional and specialty products segment totaled $1,780,000, or 17.2% of consolidated sales, for the third quarter. Sales in this segment reached their seasonal peak during the third quarter and are expected to decline during the fourth quarter. Historically, sales in the promotional and specialty products segment reach a low point during the holiday season through January and peak in late summer.

In the Company's primary work gloves and protective wear segment, sales increased $338,000, or 4.8%, during the third quarter of 2004 compared to 2003. This increase was due primarily to sales growth in the domestic industrial market where sales were up approximately 12% on a volume increase of 16.7% as a shift in sales mix to lower cost items more than offset price increases on certain goods. Several factors have contributed to the industrial market sales increase including employment of manufacturer's representative groups in certain areas, utilization of west coast warehouse facilities, product line expansion and selected price increases due to increasing costs on imported finished goods. Sales in the domestic consumer market were essentially unchanged as sales of CAT(R) branded gloves and rainwear offset the loss of other consumer accounts. Sales in this segment generally increase during the fourth quarter due to colder weather conditions. The Company anticipates the sales growth trend in the industrial market to continue, while growing CAT(R) brand sales should continue to offset lower sales in the Company's traditional consumer markets. The Company has increased its presence in the hardware distributor channel, but faces challenges as a growing number of major retailers import products directly.

In the pet supplies segment, sales growth of $170,000 during the third quarter was attributable to the Company's Boss Pet operations. Boss Pet sales increased due to the addition of new customers in 2004, development of new shampoo products and higher sales to this operation's largest customer attributable in large part to the sale of additional products to this customer. Warren Pet sales were essentially unchanged from the prior year.

On a year-to-date basis, consolidated sales increased $3,723,000, or 14.3%, in 2004 compared to the prior year. In the work gloves and protective wear segment, sales increased $1,315,000 on 11.5% sales growth in the industrial market. Sales in the consumer market increased 2.4% on growth of CAT (R) branded products. Sales in the promotional and specialty products segment increased $1,526,000 due to the third quarter acquisition of Galaxy as discussed above. In the pet supplies segment, sales increased 22.3% on increased revenues from Boss Pet attributable to new product sales and the addition of new customers.

Cost of Sales

- -----------------------------------------------------------------------------------------------------
       Cost of Sales by Segment                  Quarter                       Year-to-Date
                $(000)                  -------------------------------------------------------------
                                           2004           2003             2004             2003
                                        -------------------------------------------------------------
                                        $       %       $      %         $      %         $       %
- -----------------------------------------------------------------------------------------------------
Work gloves and protective wear ..    5,249   70.6%   4,910   69.2%   15,807   69.8%   14,638   68.6%
Pet supplies .....................      775   67.6%     683   70.0%    3,189   66.0%    2,780   70.4%
Promotional and specialty products    1,107   62.2%      36   64.3%    1,302   59.1%      353   52.1%
Totals cost of sales .............    7,131   68.8%   5,629   69.2%   20,298   68.4%   17,771   68.5%

Cost of sales for the three months ended September 25, 2004 totaled $7,131,000, up $1,502,000 from the corresponding period of 2003 due to the higher sales discussed above. As a percentage of sales, cost of sales increased by 1.4% in the work gloves and protective wear segment reflecting cost increases on certain imported products and competitive pressure on selling prices. Margins improved in the pet supplies segment due to lower cost on products that the Company began importing during the second half of 2003. In the promotional and specialty products segment, the Galaxy acquisition significantly increased cost of sales for the quarter, though margins were little changed. Due to fixed costs associated with printing operations, margins at this operation tend to be higher during the summer and early fall, then decline slightly when sales volume slows.

Management expects the cost of many imported goods to further increase in future periods, particularly in the work gloves and protective wear segment. Petroleum based products such as PVC and polyurethane are likely to increase based on higher crude oil prices. In addition, shortages of certain types of leather are likely to result in increased cost for a number of products. Should product cost continue to increase as expected, management believes margins could decline further in the months ahead as selling price increases tend to lag product cost escalation due to competitive pressure in the markets served by the Company.

For the nine-month period, as a percentage of sales cost of sales increased in the work gloves and protective wear segment by 1.2% due to cost increases and competitive pressure on selling prices. Margins improved in the pet supplies segment due to the transition to imported goods during 2003. In the promotional and specialty products segment, cost of sales increased 7% as a percentage of sales because of the Galaxy acquisition. Margins at this operation are lower than those in the Company's Boss Balloon operation due to the markets served, though operating expenses are also lower providing improved overall profitability.


Operating Expenses

- ---------------------------------------------------------------------------------------------------
          Operating Expenses
           by Segment $(000)                    Quarter                       Year-to-Date
                                       ------------------------------------------------------------
                                          2004           2003             2004            2003
                                       ------------------------------------------------------------
                                       $       %       $        %       $       %       $       %
- ---------------------------------------------------------------------------------------------------
Work gloves and protective wear ..   2,165   29.1%   2,066    29.1%   6,529   28.8%   6,534   30.6%
Pet supplies .....................     402   35.1%     389    39.9%   1,450   30.0%   1,110   28.1%
Promotional and specialty products     325   18.3%      62   110.7%     495   22.5%     268   39.6%
Corporate and other ..............     227     --      230      --      673     --      661     --
Total operating expenses .........   3,119   30.1%   2,747    33.8%   9,147   30.8%   8,573   33.0%

Operating expenses totaled $3,119,000 during the third quarter of 2004, up $372,000 compared to the corresponding period in 2003. The bulk of this increase occurred in the promotional and specialty products segment and was attributable to the Galaxy acquisition. Operating expenses increased $99,000 in the work gloves and protective wear segment due to higher sales related expenses, including commissions, royalties on licensed products and certain product development expenses.

For the nine-month period ended September 25, 2004, operating expenses increased $574,000 compared to the prior year. This increase was primarily attributable to the pet supplies segment, with higher operating expenses at Boss Pet representing the bulk of the increase. Certain facility costs at Boss Pet have been charged to warehousing expense since the cessation of certain manufacturing activities at this operation during the third quarter of 2003. In addition, operating expenses increased in the promotional and specialty products segment due to the Galaxy acquisition.

Earnings (Loss) From Operations

- -------------------------------------------------------------------------------------------------
      Operating Income by Segment
                $(000)                          Quarter                      Year-to-Date
                                     ------------------------------------------------------------
                                          2004            2003           2004            2003
                                     ------------------------------------------------------------
                                       $       %       $       %       $      %       $       %
- -------------------------------------------------------------------------------------------------
Work gloves and protective wear ..     23     0.3%    123     1.7%    304    1.3%    153     0.7%
Pet supplies .....................    (31)   (2.7%)   (96)   (9.8%)   192    4.0%     59     1.5%
Promotional and specialty products    348    19.6%    (42)  (75.0%)   406   18.4%     56     8.3%
Corporate and other ..............   (227)     --    (230)     --    (673)    --    (661)     --
Total operating income (loss) ....    113     1.1%   (245)   (3.0%)   229    0.8%   (393)   (1.5%)

On a consolidated basis, the Company's operating earnings for the third quarter of 2004 increased to $113,000 from a loss of $245,000 during the same period in 2003. The Company has historically operated at a loss during warm weather months. However, earnings generated in the promotional and specialty products segment by the new Galaxy subsidiary were instrumental in reversing this trend. Operating earnings declined $100,000 in the work gloves and protective wear segment due primarily to reduced margins and increased operating expenses.

Through September 2004, earnings from operations of $229,000 increased $622,000 from 2003. Each of the Company's operating segments showed significant improvement for the year. The most substantial improvement occurred in the promotional and specialty products segment and was attributable to the Galaxy acquisition. In addition, the work gloves and protective wear segment generated increased earnings of $151,000 due primarily to higher revenues which more than offset reduced margins. Earnings in the pet supplies segment were up $133,000 on higher sales at the Company's Boss Pet operation.

Other Income and (Expense)

The Company incurred $75,000 in interest expense during the third quarter of 2004, an increase of $31,000 from the comparable period in 2003 due to increased borrowings in connection with the acquisition of new warehouse facilities and the Galaxy acquisition. Interest income decreased from $14,000 in the third quarter of 2003 to $4,000 in 2004. Cash holdings declined compared to the previous year due to the Company's investment in Galaxy and higher working capital during 2004.

Interest expense for the nine months ended September 25, 2004 increased $66,000 from the comparable period in 2003 due to increased borrowings as noted above. Interest income declined $27,000 due primarily to lower cash holdings as well as lower interest rates. Other income during the first nine months of 2003 consisted primarily of foreign exchange gains associated with the Company's Canadian operation and a gain on the sale of certain marketable securities.

Taxes

Because of losses in prior years, the Company has available for U.S. income tax purposes operating loss carryforwards ("NOL") of approximately $33,726,000. In prior periods, management has recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company's likelihood of realizing a material portion of the NOL available. In view of the Company's profitability during the past several years and projected earnings from the Galaxy operation acquired during the third quarter, management has concluded it is more likely than not that the Company will utilize approximately 25% of its available NOL. Based on this conclusion, during the third quarter of 2004 the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $3,125,000. This non-cash tax adjustment significantly increased reported earnings during the third quarter of 2004. In future periods, the Company will record income tax expense on earnings at normal rates and reduce the deferred tax asset accordingly to reflect the fact that no federal tax will be payable on such earnings.

Shareholders and other users of the Company's financial statements should carefully consider the non-cash tax entries when comparing current results with past or future financial statements of the Company.

Liquidity and Capital Resources

Operating activities used $3,033,000 in cash through the nine months ended September 25, 2004, compared to a use of $1,141,000 for the same period in 2003. After adjusting for the non-cash tax benefit recorded in 2004, earnings totaled $96,000, an increase of $294,000 from 2003. Despite improved earnings, operating activities used more cash in 2004 than in the prior year due to working capital investments, particularly in inventory. During 2004, inventory increased $3,410,000 through September due primarily to higher inventory levels in the work gloves and protective wear segment. Because of seasonal requirements, the Company's work gloves and protective wear inventory typically peaks in September. Compared to last year's September seasonal peak, inventory in the work gloves and protective wear segment has increased approximately $2,250,000. Several factors led to this increase including higher levels of CAT (R) branded inventory to support sales in this new line, increased cost on various styles, particularly leather and petroleum based goods, and expanded product offerings in the Company's industrial line.

Investing activities used $3,540,000 through September 2004, compared to $1,320,000 during the comparable period in 2003. The Galaxy acquisition used $3,418,000 and represented the primary use of funds in investing activities during 2004. In addition, the Company used $122,000 to fund capital
expenditures.   These  expenditures  consisted  primarily  of  a  new  warehouse management system and the purchase of a new computer to run the Company's enterprise software. In 2003, capital expenditures consisted primarily of warehouse acquisitions and improvements in conjunction with warehouse consolidation activities.

Cash flows provided by financing activities totaled $3,310,000 through September 25, 2004. The Company borrowed $1,750,000 on July 30, 2004 under a term loan from its primary lender in connection with the Galaxy acquisition. The balance of the funds provided by financing activities consisted primarily of borrowings under the Company's revolving credit facility in connection with the Galaxy acquisition and to support seasonal working capital requirements. In connection with the Galaxy acquisition, the Company increased its revolving credit facility from $5,000,000 to $6,000,000.

The Company used $135,000 to purchase stock pursuant to a voluntary repurchase program for holders of less than 100 shares of the Company's common stock. During 2003, the Company's net borrowing totaled $1,468,000 due primarily to mortgages obtained in connection with the Company's purchase of warehouses in Kewanee.

At September 25, 2004, the Company had borrowings of $2,036,000 under its $6 million revolving line of credit. The Company's remaining availability under this line totaled $3,964,000 as of September 25, 2004. The Company has a contract for the sale of its Springfield, Illinois warehouse facility carried as an asset held for sale in the financial statements. Net proceeds from the expected November 2004 closing should approximately equal the carrying value. Proceeds from this transaction should improve the Company's liquidity, allowing the Company to pay off its $1,130,000 mortgage on this facility and pay down its revolving line of credit by approximately $550,000. The Company's cash on hand and availability under the credit facility should provide ample liquidity for the Company's expected working capital and operating needs.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into interest rate swap agreements with notional values totaling $1,955,000 related to a mortgage note on certain Kewanee warehouse facilities and the term loan related to the Galaxy acquisition. These swap agreements are utilized to effectively fix the interest rate on this debt at an average rate of approximately 6.1%. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company's revolving credit facility, or the floating rate portion of its term loan.

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



Dated: November 9, 2004                        By: /s/  J. Bruce Lancaster
       ----------------                            -----------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)