Form 10-K
period 2004-12-25
BOSS HOLDINGS INC
filed 2005-03-25
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2004

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

The aggregate market value of the voting stock held by non-affiliates as of June 26, 2004 was approximately $3,878,000.

There were 1,936,957 shares of the Registrant’s common stock outstanding as of March 15, 2005.

INCORPORATION BY REFERENCE

Specified portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORWARD LOOKING STATEMENTS OR INFORMATION

Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under “Current Developments”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, increased port and inbound transportation congestion which could delay receipt of goods and increase the cost of imported goods, unusual weather patterns which could affect domestic demand for the registrant’s products and curtail imprinting operations, pricing policies of competitors, the ability to attract and retain employees in key positions, growth trends in the advertising specialties industry and uncertainties and changes in general economic conditions. The words “believe,” “expect”, “anticipate”, “should”, “could” and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

PART I

Item 1.    Business

As used in this report, the terms “Boss” and “Company” refer to Boss Holdings, Inc. (the Registrant), a Delaware corporation, and its operating subsidiaries. The Company’s primary operating subsidiary is Boss Manufacturing Company, a Delaware corporation (“BMC”), originally established in 1893.

The Company operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supplies business segment and completed the acquisition of Galaxy Balloons, Inc. (“Galaxy”) during 2004, expanding the Company’s operations into the promotional and specialty products segment.

Work Gloves and Protective Wear

Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets — consumer and industrial. The consumer market represents approximately 57% of BMC domestic sales and consists of retailers ranging from convenience stores to mass merchandisers as well as hardware, and grocery stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These end-users include companies in the agricultural, automotive, energy, lumber and construction industries.

BMC primarily markets its products through distributors and manufacturer representatives. In addition, the Company sells directly through its own sales force to certain major retail customers. BMC products are sold predominantly to customers in the United States, with the Company’s Boss Canada subsidiary generating approximately 5% of the sales in this segment.

The markets served by the work gloves and protective wear segment are intensely competitive with a high degree of price competition. In addition, many retailers have begun to import products directly in recent years. BMC competes on the basis of distribution service capabilities, selection, quality and price. Having participated in this segment for over 100 years, BMC and the Boss trade name are well known in the industry. The market for work gloves and protective wear is highly fragmented and served by a large number of domestic and foreign competitors ranging in size from small sole proprietorships to several companies substantially larger than BMC.

Sales in the work gloves and protective wear segment have historically exhibited seasonal fluctuations. Cold weather months generally provide increased sales while warm weather historically results in reduced sales activity. Because of this seasonality, glove and protective wear sales tend to be higher in the Company’s first and fourth quarters and lower during the second and third quarters.

BMC sells to a broad customer base approximating two thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2004, BMC had an open order backlog of approximately $1,250,000, down about $225,000 from the previous year.

The Company ceased domestic manufacturing operations during 2000 and is now primarily an importer and marketer. Finished goods in this segment are generally widely available from a number of suppliers in various countries. After declining in previous years, the cost of imported goods began to increase during 2004 for certain goods, particularly split-leather products and goods produced from oil-based materials. The Company has occasionally experienced limitations in the supply of certain imported products, generally due to raw material shortages. Availability of imported goods is further subject to interruptions in shipping as well as import/export documentation and clearing. The Company does not anticipate shortages of purchased goods for resale in 2005.

During the fourth quarter of 2002, the Company entered into a trademark license agreement with Caterpillar, Inc. under which the Company markets work gloves and rainwear under the CAT® trademark. Management developed a complete new line of CAT® products during 2003. Sales of CAT® products were in line with management expectations for 2004 and totaled over 5% of sales in the work gloves and protective wear segment for the year. The Company believes that the CAT® trademark will provide additional sales growth opportunities while allowing the Company to introduce new products which are less sensitive to market pricing pressures.

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

Boss Pet Products, Inc. (“Boss Pet”), a wholly owned subsidiary of BMC, imports, markets and distributes pet cable restraints, shampoos and other pet chemical products. The Company acquired this business through the purchase of certain assets from RocCorp, Inc. during the fourth quarter of 2002. Boss Pet markets its products primarily to pet supply specialty retailers under the Prestige brand name. In addition, Boss Pet sells products to discount retailers under various privately labeled brand names. Essentially all sales in this segment are within the United States.

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

The Company generally has multiple sources of supply for substantially all of its product requirements in this segment. Finished goods purchased have generally been readily available in sufficient quantities. However, the pet supplies segment is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the seasonality in this segment, the open order backlog was not material at the end of 2004 or 2003.

Due to the market niches served by Boss Pet and Warren, these operations serve a smaller customer base with less diversification than the Company’s operations in other segments. Boss Pet’s largest customer accounted for 41% of sales in this segment during 2004 while Warren’s largest customer accounted for 16%.

Additional financial information on the pet supplies segment is included in the “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Promotional and Specialty Products

During the third quarter of 2004, the Company acquired Galaxy, a Cleveland, Ohio based company operating in the promotional and specialty products segment. Galaxy provides custom imprinted balloons, balls and other inflatable products that are sold primarily into the advertising specialties industry through approximately 4,000 distributors. In addition, Galaxy has broadened its product line to include various non-inflatable imprinted items including candles, yo-yos and Christmas ornaments.

A broad based group of end-users, from banks to hotels to schools, purchase Galaxy’s custom imprinted products for advertising and promotional purposes. Examples include miniature footballs and basketballs thrown into the crowds at sporting events and helium filled balloons given to children at restaurants. These items are imprinted with the school or company name for maximum effect.

The advertising specialties industry includes over 20,000 distributors serving a $16 billion market which has experienced substantial growth over the past decade. This market is very competitive and Galaxy competes against companies offering similar products as well as companies offering other custom imprinted goods such as pens, t-shirts and caps. Galaxy competes on the basis of quality, both in terms of the products offered and the printing process, service, with Galaxy offering quick turn-around times as well as small minimums, and price. The products offered by Galaxy provide end-users with the opportunity to get their name in front of many potential customers for a relatively small advertising cost.

Based on its review of results from prior years, management expects seasonal sales fluctuations in the promotional and specialty products segment. Historically, sales in this segment reach a low point during the holiday season through January, then build to a peak in late summer. To reduce this seasonality, Galaxy has increased its product line to include Christmas ornaments and candles.

Due to its broad customer base, Galaxy has little dependence on any one customer. Galaxy’s open order backlog was not material at year-end due to the seasonal nature of sales in this segment. Galaxy purchases the finished goods on which it custom imprints products from a number of sources, both domestic and international. Though suppliers are limited in certain product areas, Galaxy has experienced no product shortages in recent years and anticipates an adequate supply of goods in the coming year.

Additional financial information on the promotional and specialty products segment is included in the “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Environmental Matters

The Company is subject to various federal, state and local regulations concerning the environment. Efforts to maintain compliance with such regulations have not required expenditures material to the Company’s overall operating performance or financial condition.

Employees

As of December 25, 2004, Boss employed approximately 213 full-time associates, up about 89 from the previous year due to the purchase of Galaxy. The Company employed no union employees at the end of 2004. Approximately 206 associates were located in the United States with 7 located in Canada at year-end.

The Company believes its employee relations are excellent with relatively low turnover rates in key positions. However, the Company’s past success in attracting and retaining employees cannot assure attainment of future employment objectives.

Available Information

Information concerning the Company and its products can be obtained from its primary internet website at www.bossgloves.com. The Company’s public financial reports and insider trading reports can be accessed under the “Boss Holdings, Inc.” subsection of the website area titled “Company Information”. In addition, information about products available from subsidiary operations is available at the following websites, www.galaxyballoon.com and www.roccorp.com.

Item 2.	Properties

The following table shows the location, general character, square footage, approximate annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of December 25, 2004. The principal executive offices are located in Kewanee, Illinois.

Location	City	General Character	Square Feet	Annual Rent	Lease Expiration
Br. Columbia, Canada	Vancouver	Distribution	5,600	$9,000	Month-to-month
Illinois	Kewanee	Administrative Office	10,200	$0	Owned
Illinois	Kewanee	Distribution & Administration	147,000	$0	Owned
Illinois	Kewanee	Distribution	70,000	$0	Owned
Illinois	Kewanee	Distribution — Pet Supplies	19,000	$0	Owned
Illinois	Springfield	Distribution	25,000	$62,500	11/11/2005
Ontario, Canada	Concord	Distribution & Administration	11,150	$48,000	3/31/2006
Ohio	Lakewood	Printing, Distribution & Administration	65,000	$144,000	12/31/2009
Ohio	Brunswick	Manufacturing, Distribution & Admin — Pet Supplies	30,000	$90,000	Month-to-month

The Company sold its Springfield, Illinois building in the fourth quarter of 2004 and leased back 25,000 square feet for one year to provide temporary storage. In connection with the Galaxy acquisition, the Company assumed the lease of a portion of a building in Lakewood, Ohio. The above properties not designated as used in the pet supplies segment or printing (promotional and specialty products segment) are predominantly used in the work gloves and protective wear segment.

Due to the addition of the CAT® product line, various new industrial products, increased volume of industrial shipments and planned product expansion into certain outdoor products, the Company’s facilities in the work gloves and protective wear segment are currently at capacity. Management may obtain additional temporary storage to meet anticipated space requirements during the coming year.

Item 3.	Legal Proceedings

The Company is a party to various legal actions incident to the normal operations of its business. These lawsuits primarily involve claims for damages arising out of commercial disputes. The Company has been named as a defendant in several lawsuits alleging past exposure to asbestos contained in gloves sold by one of the Company’s predecessors-in-interest, all of which actions are being defended by one or more of the Company’s general liability or products liability insurers. Management believes the ultimate disposition of these matters should not materially impair the Company’s consolidated financial position or liquidity.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company submitted no matters for security holder voting during the fourth quarter of 2004.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock (symbol: BSHI) currently is listed on the Over-the-Counter (OTC) Bulletin Board. The Company’s common stock is not listed on any national stock exchange or on NASDAQ. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for non-listed (over-the-counter) equity securities. The OTC Bulletin Board is a reporting system for participating market makers, not an issuer listing service, and should not be confused with the NASDAQ Stock Market. Participating market makers in the bulletin board system enter quotes and trade reports on a closed computer network and the information is made publicly available through numerous websites and other locations. The OTC Bulletin Board is distinct from the “pink sheets” published by the National Quotation Bureau which also report on transactions in non-listed equity securities. OTC Bulletin Board quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Stockholders of record at February 28, 2005 numbered approximately 1,479. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

	Quarterly Stock Prices
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004 — High bid	$7.00	$7.12	$6.80	$7.05
2004 — Low bid	$5.06	$6.40	$5.80	$6.65
2003 — High bid	$3.90	$4.80	$5.00	$5.26
2003 — Low bid	$3.20	$3.45	$4.15	$4.81

There were no repurchases of common stock during the three months ended December 25, 2004.

Item 6.	Selected Financial Data

The following table contains selected consolidated financial data for the five year period ended December 25, 2004 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Company’s audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

Consolidated Balance Sheet Data

	As of
	12/25/04	12/27/03	12/28/02	12/29/01	12/30/00
	(Amounts in thousands, except per share data)
Working capital	$20,039	$18,890	$18,167	$17,486	$18,434
Total assets	32,179	26,798	24,531	23,164	25,462
Long-term debt, including current portion	4,020	3,183	1,462	2,377	4,608
Stockholders’ equity	24,605	20,856	20,220	18,591	17,715

Consolidated Statement of Operations Data

	Year Ended
	12/25/04	12/27/03	12/28/02	12/29/01	12/30/00
Net sales	$43,474	$36,271	$33,808	$33,737	$36,429
Cost of sales	29,624	24,284	22,899	23,384	26,191
Gross profit	13,850	11,987	10,909	10,353	10,238
Operating expenses	12,623	11,630	10,064	10,080	10,255
Operating income (loss)	1,227	357	845	273	(17)
Interest income	28	62	97	77	166
Interest expense	(267)	(149)	(113)	(298)	(351)
Other income	47	305	847	588	217
Net income (loss) before income taxes	1,035	575	1,676	640	15
Income tax benefit (expense)	2,688	(7)	(40)	89	(42)
Net income (loss)	$3,723	$568	$1,636	$729	$(27)
Basic earnings (loss) per share	$1.93	$.29	$.84	$.38	$(.01)
Diluted earnings (loss) per share	$1.72	$.27	$.79	$.38	$(.01)

In the third quarter of 2004, the Company reduced its valuation allowance on the deferred tax asset related to net operating loss carryforwards, resulting in a $2,688,000 net tax non-cash benefit for the year. This change materially affects the comparability of 2004 net earnings with prior periods. Please refer to Management’s Discussion and Analysis of Results of Operations and Financial Condition — Income Tax Expense below.

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

Executive Summary

Boss expanded its family of companies with the acquisition of Galaxy Balloons, Inc. during the third quarter of 2004. The Company generated sales of over $43 million, up about 20% from 2003, on the strength of sales from this acquisition and revenue growth in the Company’s traditional operating segments. Boss also improved its profitability producing operating income for the year of $1,227,000, up $870,000 from 2003.

Due to the recent trend of improved earnings in the Company’s traditional operating segments and projected earnings from the Galaxy acquisition, management concluded during the third quarter of 2004 that the Company should recognize a portion of the tax benefit associated with its net operating loss (“NOL”) carryforwards. Accordingly, the Company recorded a non-cash tax benefit of $3,127,000. With improved operating income and the recognition of a significant tax benefit, the Company recorded net earnings of $3,723,000 for 2004. Excluding the tax benefit of $3,127,000, net income after tax at a normal rate of 39% would total approximately $600,000, or basic earnings per share of $0.31.

While the Galaxy acquisition accounted for one half of sales growth in 2004, the Company continued its favorable sales trend from 2003 in other segments. During 2004, Boss revenues in the work gloves and protective wear segment increased on the strength of positive initial year sales of the recently developed CAT® product line of gloves and rainwear as well as expansion of its domestic industrial customer base. In an effort to enhance sales growth for 2005, the Company developed an expanded line of sports and outdoor products for the work gloves and protective wear segment during 2004. In the pet supplies segment, the Company continued to expand its customer base, resulting in favorable revenue growth for this segment.

Due to product cost increases on certain items, particularly in the work gloves and protective wear segment, the Company increased selling prices on a selected basis during 2004. These selling price increases favorably impacted sales. However, margins trended slightly lower in 2004 because of higher product costs. Management believes import costs on many items in this segment will increase further during the coming year.

Operating expenses increased 9% during 2004 compared to the prior year due primarily to the Galaxy acquisition. In addition, operating expenses increased in the Company’s other segments due in large part to commissions and other expenses which fluctuate with sales.

Several factors significantly influenced the Company’s liquidity during 2004. First, the net cash price paid for Galaxy totaled $3,418,000, with the Company financing $1,750,000 from its primary lender under a new term loan. A second significant factor occurred in the fourth quarter when the Company sold its Springfield, Illinois building for $1,850,000. The selling price net of expenses essentially equaled the carrying cost of this facility. The Springfield sale enabled the Company to retire a $1,120,000 mortgage and reduce its revolving line of credit by approximately $600,000. Third, the Company significantly increased inventory during the year, particularly in its work gloves and protective wear segment, in large part to support CAT® product sales. Primarily as a result of these factors, the Company’s cash position declined by $3,423,000 and long-term debt, including the current portion, increased by $837,000. Management believes the sales and profitability growth from its activities in 2004 will improve the Company’s future liquidity and financial position.

In the year ahead, several key factors are likely to affect the Company’s results. These factors include the impact of Galaxy operations on a full year basis, the cost of imported finished goods, market acceptance of new CAT® products, customer retention and expansion efforts, particularly in the consumer market of the work gloves and protective wear segment, and the upward trend in operating expenses. Each of these will be further discussed in the following sections. To summarize, management anticipates sales growth for 2005 on full year sales from Galaxy, customer growth in the pet supplies segment and industrial market for work gloves and protective wear and sales of outdoor and sporting gloves. However, margins are likely to be negatively impacted by higher import costs. Further, management expects operating costs to increase due to the higher governance costs associated with public companies in the current environment as well as sales related expenses such as commissions which should increase with higher sales. Increased costs and lower margins may offset a significant portion of the benefit from higher sales during 2005.

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

Inventories

Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method using a standard cost system. To facilitate up-to-date costing in the current rapidly changing environment, standards are updated upon receipt of goods when the cost of the goods received represents a material change from the current standard. Inventory gains and losses associated with these standard cost changes are amortized in an effort to match the impact of such gains and losses with the associated impact on margin recorded in the statement of income. Management periodically reviews inventory quantities on hand and records a provision for excess, slow-moving and obsolete inventory based primarily on forecasted product demand. As of December 25, 2004, the inventory valuation allowance totaled approximately $799,000. Should forecasted product demand prove inaccurate, the Company may be unable to realize the recorded value of certain products included in inventory.

Deferred Taxes

The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 1995 through 1997, the Company has available NOL carryforwards of approximately $31,325,000 as of December 25, 2004.

Accounting principles generally accepted in the United States require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carryforward in relation to the Company’s taxable income and to potential uncertainties surrounding expected future earnings, management did not recognize any of its net deferred tax asset prior to the third quarter of 2004.

Because of the Company’s recent profitability trend from traditional operating segments and projected profitability from the Galaxy acquisition, management concluded during the third quarter of 2004 that the Company would likely utilize approximately 25% of its available NOL carryforwards. Accordingly, the Company reduced its valuation allowance by $3,127,000 and recognized a commensurate tax benefit. In all subsequent periods, for book purposes the Company will record income tax expense on earnings at normal rates, approximately 39% currently, and reduce the related deferred tax asset. The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability.

Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until complete utilization of the NOL benefit.

Goodwill

In connection with its purchase of Galaxy during 2004, the Company recorded goodwill of $2,453,000. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize the goodwill associated with the Galaxy purchase since it has an indefinite life. Instead, management will test goodwill for impairment in the fourth quarter of each year, or if certain circumstances indicate the existence of a possible impairment. Management’s impairment test will consider the carrying value of Galaxy, including goodwill, in relation to its fair value based upon earnings generated.

Results of Operations

Sales

Sales by Segment $(000)	2004	2003	2002
Work Gloves & Protective Wear	33,118	30,382	30,413
Pet Supplies	6,087	5,168	2,642
Promotional & Specialty Products	4,269	721	753
Total Sales	43,474	36,271	33,808

2004 Compared to 2003

The Company generated increased sales in each operating segment during 2004, with total sales of $43,474,000 up $7,203,000, or 19.9%. The largest increase occurred in the promotional and specialty products segment with the third quarter 2004 acquisition of Galaxy accounting for the sales growth in this segment. In addition, both the pet supplies and work gloves and protective wear segments provided significant sales growth for the year.

The Company acquired Galaxy on July 30, 2004. The Galaxy acquisition enabled the Company to expand into a new product line and new channel of distribution. Galaxy markets custom imprinted inflatable products such as balloons and beach balls as well as certain other products including ornaments and candles sold primarily in the advertising specialties industry. The Company believes this industry affords excellent revenue potential through expected industry growth as well as prospective product line expansion opportunities.

Galaxy revenues totaled approximately $3,700,000 for the five-month period subsequent to the acquisition. Sales in this segment typically reach a seasonal peak at the end of the third quarter, then decline reaching a low during the holiday season through January. Due to this seasonality, sales and profitability for the five-month period in 2004 may not be indicative of full-year results to be expected for 2005. Management anticipates 2005 Galaxy sales to be in the range of $7,500,000 to $8,000,000.

In the work gloves and protective wear segment sales increased $2,736,000, or 9%, during 2004, the Company’s largest growth in this segment in recent years. This sales growth was attributable to increased revenue in the domestic industrial market and sales of CAT® branded products.

Sales in the domestic industrial market of the work gloves and protective wear segment increased 13% in 2004 compared to the prior year on a 16% increase in unit volume. Despite selling price increases on a number of items during 2004, a shift in sales mix to lower cost goods, particularly in rainwear products, more than offset the selling price increases. After a long-term trend of decreasing import costs from 1998 through 2003, the cost of many imported goods constructed from split leather and petroleum based products, such as polyester and PVC, began to rise in 2004. In response, the Company increased certain selling prices in an effort to maintain margins. The Company’s 2004 revenue growth in this market resulted from higher selling prices as well as expanded sales efforts in recent years including increased utilization of manufacturer’s representative groups, greater participation in trade shows, utilization of a west coast warehouse and product line extensions. While increasing sales, these efforts have also increased commission and warehousing expenses.

During 2004, the Company’s efforts in developing CAT® branded gloves and rainwear yielded positive results. The process of obtaining the CAT® license and developing appropriate products took longer than anticipated. However, initial customer reaction during 2004 was very favorable with sales totaling approximately $1,800,000. The bulk of these sales occurred in the domestic market. Management believes there is a significant international demand for CAT® goods, particularly in Europe, and plans to explore distribution network opportunities to capitalize on this demand in the future.

Sales in the domestic consumer market of the work gloves and protective wear segment increased approximately 5.5% on the strength of CAT® product sales. The Company’s sales to its traditional customer base in the consumer market excluding CAT® goods declined approximately 4.4% due to customer attrition in prior years. However, unit volume was essentially unchanged due to a higher mix of shipments to bulk oriented, net price customers on which the Company provides minimal sales allowances. In addition, due to the growing number of retailers importing products direct from foreign suppliers, the Company has developed strategic alliances with certain accounts to provide container quantities of goods direct from foreign sources.

Management believes costs in the work gloves and protective wear segment will continue to increase in the year ahead due to the weakening dollar, raw material cost increases and the elimination of certain Asian export subsidies. The Company’s efforts to pass on these cost increases through higher selling prices should have a favorable impact on revenue growth, though margins would be negatively impacted if the full cost increases can not be passed on in the form of increased selling prices. In addition, management anticipates the favorable sales trend in the domestic industrial market to continue with further expansion of the Company’s customer base in this market. CAT® product sales should continue to provide future growth opportunities, though sales growth in 2005 will likely be well below that experienced in 2004 due in part to the end of a trial by a major retailer who chose not to continue with this line of goods. Opportunities in the traditional consumer market are more limited and may minimize the overall sales growth potential in this segment during 2005. The Company made an investment in 2004 to develop a new line of sports and outdoor products in an effort to bolster future sales growth potential, but this line was not completed until late in the year and generated no sales in 2004.

Sales in the pet supplies segment increased $919,000, or 17.8%, in 2004 compared to 2003 on sales growth from the Company’s Boss Pet operation. Boss Pet sales increased approximately $1,150,000 from 2003 on increased volume attributable primarily to the addition of new customers. In addition, sales to the largest customer in this segment increased approximately 10%. Boss Pet sales during 2004 consisted primarily of pet restraints, though the Company has developed certain shampoo and chemical products to broaden its product offering. The sales trend at Boss Pet has been positive since the Company’s fourth quarter 2002 acquisition of this operation. However, the largest customer in this segment has indicated it will begin a direct import strategy on certain items beginning in

2005. While Boss Pet expects to retain this customer and provide these products direct from the foreign source, this change may negatively impact future revenues and margins when implemented.

Warren Pet sales declined about $230,000 during 2004 due to lower volumes from existing customers as several of the retailers served by Warren experienced sales declines attributable in part to extreme weather conditions in the southeast. Warren Pet experienced no significant customer attrition during the year, and has customer commitments for 2005 which should result in increased sales for the upcoming year.

2003 Compared to 2002

Consolidated sales for the year ended December 27, 2003 totaled $36,271,000, up $2,463,000, or 7.3%, from 2002 following two years of declining sales. This sales growth was attributable to the pet supplies segment, while sales in the Company’s other segments declined slightly.

Sales in the pet supplies segment increased $2,526,000 in 2003 compared to the prior year and represented 14.2% of consolidated sales. This sales growth was attributable to the Boss Pet acquisition completed in the fourth quarter of 2002. Boss Pet sales totaled approximately $2,825,000 in its first complete year of operation for the Company, in line with management’s objective. The Company completed the assimilation of this operation with minimal customer loss in 2003. Warren sales were essentially unchanged during 2003 as better than expected fourth quarter sales offset reduced volume earlier in the year.

Sales in the Company’s primary work gloves and protective wear segment declined 0.1% in 2003 compared to the prior year. Though down in total for this segment, sales in the domestic industrial market increased 6.7% despite further reductions in selling prices during the year. Unit volume increased in line with the revenue increase as higher sales of more expensive goods, particularly rainwear, offset the impact of lower selling prices.

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

Gross Margin

	2004		2003		2002
Gross Margin by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	10,179	30.7%	9,909	32.6%	9,770	32.1%
Pet Supplies	2,046	33.6%	1,703	33.0%	786	29.8%
Promotional & Specialty Products	1,625	38.1%	375	52.0%	353	46.9%
Total Gross Margin	13,850	31.9%	11,987	33.0%	10,909	32.3%

2004 Compared to 2003

On a consolidated basis, the Company’s sales growth in all operating segments resulted in a gross margin increase of $1,863,000 in 2004 compared to the prior year. However, overall gross margin declined as a percentage of sales by 1.1% due to lower margins in the work gloves and protective wear segment.

Margin erosion in the work gloves and protective wear segment was predominantly attributable to the consumer market. The Company increased sales to several bulk oriented, lower margin customers in this market during the year which reduced gross margins. In addition, costs increased on many imported goods in the work gloves and protective wear segment. Management anticipates further margin erosion in this segment as more large customers import products on a direct basis and import costs continue to rise.

In the Pet Supplies segment, 2004 margins improved slightly due to the Company’s transition to imported goods at Boss Pet during the year. Product cost was more stable in this segment than in the work gloves and protective wear segment. However, the Company anticipates somewhat lower margins in the pet supplies segment during 2005 due to the addition of certain lower margin, bulk oriented customers and the expected transition of the Company’s largest customer in this segment to a direct import program.

Margins declined in the promotional and specialty products segment in 2004 because of the Galaxy acquisition. Though margins at this operation are lower than the Company’s Boss Balloon operation, margins in this segment are the most favorable in the Company and provide excellent overall returns. Cost increases in this segment are not expected to have a material impact on margins during 2004.

2003 Compared to 2002

Gross margin increased both in total dollars and as a percentage of sales in each of the Company’s operating segments during 2003, with the total gross margin percentage of 33.0% the highest achieved during the years presented. Despite lower sales in the work gloves and protective wear segment, the Company increased gross margin by $139,000 on a 0.5% increase in margin as a percentage of sales. The improved margin was attributable to the consumer market where the Company benefited from lower cost on certain imported goods. Margins in the industrial market were essentially unchanged from 2002 as a percentage of sales.

In the pet supplies segment, gross margin increased by $917,000 due to increased sales from Boss Pet as discussed above. As a percentage of sales, gross margin increased 3.2% in this segment because the Company negotiated lower prices from existing suppliers and began importing certain products.

Gross margin increased 5.1% of sales in the promotional and specialty products segment due primarily to the elimination of certain promotional allowances at Boss Balloon.

Operating Expenses

	2004		2003		2002
Operating Expense by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	8,870	26.8%	8,815	29.0%	7,874	25.9%
Pet Supplies	1,835	30.2%	1,520	29.4%	870	32.9%
Promotional & Specialty Products	998	23.4%	327	45.4%	378	50.2%
Corporate & Other	920	—	968	—	942	—
Total Operating Expense	12,623	29.0%	11,630	32.1%	10,064	29.8%

2004 Compared to 2003

Consolidated operating expenses increased $993,000 in 2004 compared to 2003 due primarily to the Galaxy acquisition, with operating expenses also up in the pet supplies segment. In the promotional and specialty products segment, operating expenses increased $671,000 because of Galaxy expenses, which were in line with management projections prior to the acquisition. This operation has a lower overhead structure than the Company’s other segments due in part to the customer base served and sales channel structure.

In the pet supplies segment, operating expenses increased due to higher warehousing costs and increased selling expenses. Warehousing costs increased as a result of the reclassification of certain Boss Pet occupancy costs during 2003. Such expenses were previously treated as manufacturing costs and included in cost of goods sold before the transition from manufacturing to importing. Margins and overall profitability at this operation have improved as a result of this transition. In addition to warehouse cost increases, various selling costs including commissions and sales payroll increased in connection with higher sales.

Operating expenses in the work gloves and protective wear segment increased $55,000 during 2004 as higher sales related expenses more than offset lower warehousing costs resulting from warehouse consolidation in 2003. Selling expenses increased due to higher sales as well as the Company’s development of new sports and outdoor related products. In the corporate and other segment, operating expenses declined by $48,000 due in part to lower legal expenditures during the year. Overall operating expenses declined as a percentage of sales to 29%.

2003 Compared to 2002

During 2003, consolidated operating expenses increased $1,566,000 compared to 2002 due primarily to higher expenses in the work gloves and protective wear segment. Operating expenses in this segment increased due to the following items:

•	Selling expense — sales related expenses increased approximately $475,000 with a number of factors contributing to this increase. The Company incurred various product development and start-up expenses associated with the new line of CAT® products. Such costs included guaranteed royalty expense, travel, consulting, and sales brochure development and printing costs.
Commission expense increased on sales in the industrial market of the work gloves and protective wear segment due in part to increased utilization of certain manufacturer’s representatives. Use of these groups helped to increase sales in this market during the year.
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

In addition, operating expenses increased by $649,000 in the pet supplies segment due primarily to expenses associated with the new Boss Pet subsidiary. These expenses included selling expenses as well as administrative and warehousing expenses associated with this subsidiary’s Brunswick, Ohio office. As a percentage of sales, operating expenses have declined by 10.7% in the pet supplies segment over the past two years due to increased sales and decreases in certain administrative costs.

Operating Income

	2004		2003		2002
Operating Income (Loss) by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	1,309	4.0%	1,094	3.6%	1,896	6.2%
Pet Supplies	211	3.5%	183	3.5%	(84)	(3.2)%
Promotional & Specialty Products	627	14.7%	48	6.7%	(25)	(3.3)%
Corporate & Other	(920)	—	(968)	—	(942)	—
Total Operating Income	1,227	2.8%	357	1.0%	845	2.5%

2004 Compared to 2003

The Company generated an increase in consolidated operating income of $870,000 because of earnings growth in the promotional and safety products segment and the work gloves and protective wear segment. The Galaxy acquisition provided the bulk of the earnings growth in the promotional and safety products segment, while sales growth in the CAT® line and the domestic industrial market generated improved earnings in the work gloves and protective wear segment. Earnings were also favorably impacted by increased earnings in the pet supplies segment attributable to higher sales from the Company’s Boss Pet operation as well as reduced corporate expenses.

2003 Compared to 2002

Lower sales and increased operating expenses during 2003 led to lower profitability in the Company’s work gloves and protective wear segment with operating income down $802,000 compared to 2002. In the pet supplies segment, earnings from the Company’s Boss Pet subsidiary along with improved profitability at Warren led to a significant improvement for this segment with operating income up $267,000. Consolidated operating income totaled $357,000 in 2003, down $488,000 from 2002 because of lower earnings in the Company’s primary work gloves and protective wear segment.

Other Income (Expense)

Interest expense increased by $118,000 during 2004 because of higher borrowings and increased interest rates. Borrowings increased due to funds borrowed in connection with the Galaxy acquisition as well as revolving fund borrowings to support working capital requirements. Interest income declined by $34,000 as the Company used a substantial portion of its cash holdings to complete the Galaxy acquisition during the third quarter.

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

Income Tax Expense

Because of losses in prior years, the Company has available for U.S. income tax purposes NOL carryforwards of approximately $31,325,000. Prior to 2004, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company’s likelihood of realizing a material portion of the NOL available. In view of the Company’s profitability during the past several years and projected earnings from the recently acquired Galaxy operation, management concluded during the third quarter of 2004 that the Company is more likely than not to utilize approximately 25% of its available NOL. Based on this conclusion, the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $3,127,000. On subsequent earnings, the Company recorded income tax expense at normal rates and reduced the deferred tax asset accordingly, resulting in a net tax benefit of $2,688,000 for 2004.

Shareholders and other users of the Company’s financial statements should carefully consider the effect of non-cash tax entries when comparing current results with past or future financial statements of the Company.

Liquidity and Capital Resources

2004 Compared to 2003

During 2004, cash flows from operating activities used cash of $1,401,000, compared to using cash of $388,000 in the prior year. The Company’s increased inventories were the primary factor in the use of cash for 2004. The increase in inventory resulted from the following factors: 1) Purchases of CAT® products to support sales in this new product line, CAT® inventory totaled approximately $1,500,000 at the end of 2004; 2) New styles and higher minimum carrying levels to support increased industrial market sales; 3) Higher carrying cost due to purchase price increases; and 4) Higher pet supplies inventory to support the substantial increase in sales and transition to imported product at Boss Pet.

Cash flows from investing activities used cash of $1,853,000 in 2004, due in large part to the $3,418,000 purchase of Galaxy. The Company sold its Springfield, Illinois building with net proceeds totaling $1,712,000 during the fourth quarter of 2004. Purchases of property and equipment were below prior year levels and consisted primarily of a new warehouse management system.

Cash used in financing activities totaled $223,000 in 2004. In connection with the Galaxy acquisition, the Company borrowed $1,750,000 under a new term loan with its primary lender. The Company used proceeds from the Springfield building sale to retire the mortgage on this facility and reduce borrowings on its revolving line of credit. During the first quarter of 2004, the Company used $135,000 to purchase and retire a portion of its common stock under a restricted tender offer pursuant to SEC Rule 13e-4(h)(5) for shares held by persons or entities with total holdings of less than 100 shares.

The Company ended 2004 with $1,056,000 in cash and cash equivalents and borrowings of $98,000 under its $6,000,000 revolving credit facility. Management believes these sources should provide sufficient liquidity for anticipated obligations during 2005. The Company does not have material commitments for future capital expenditures. As of December 25, 2004, the Company held in trust approximately $222,000 in marketable securities representing deferred compensation benefits for certain Company executives, directors and counsel. Such benefits are payable upon termination of employment or services.

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

2003 Compared to 2002

Cash flows from operating activities used cash of $388,000 in 2003, compared to providing cash flows of $3,689,000 in 2002. Increased inventories during 2003 accounted for the bulk of this reduction in cash flow. Several factors led to the increased inventory level including the following: 1) Increased purchases to secure current lower prices in anticipation of cost increases; 2) Increased Boss Pet inventory to support projected 2004 sales (by converting to an importer, this operation carries higher inventory levels than it did as a domestic manufacturer); and 3) New CAT® products that the Company began receiving in the fourth quarter in preparation for 2004 sales.

Lower earnings also negatively impacted cash flows from operations in 2003. These unfavorable items were partially offset by lower accounts receivable. Accounts receivable declined due to improved collection efforts with past due items down substantially from 2002, as well as lower December sales.

Cash flows from investing activities used cash of $1,398,000 in 2003, compared to providing cash of $22,000 in the previous year. Purchases of property and equipment represented the Company’s only investing activity in 2003 and consisted primarily of warehouse acquisition and renovation in conjunction with the Company’s warehouse consolidation initiative completed during the year.

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

Contractual Obligations

Following is a table summarizing the Company’s contractual obligations and commercial commitments:

		Payments Due by Period
Contractual Obligations $(000)	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-Term Debt Obligations	3,703	633	1,141	787	1,142
Capital Lease Obligations	317	129	188	—	—
Operating Lease Obligations	951	337	318	296	—
Total Contractual Cash Obligations	4,971	1,099	1,647	1,083	1,142

		Amount of Commitment Expiration Per Period
Other Commercial Commitments $(000)	Total Amount Committed	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Licensing Commitments	150	150	—	—	—
Total Commercial Commitments	150	150	—	—	—

Inflation

The Company does not believe that the moderate rates of inflation experienced in the United States over the last three years have had a material effect on its net sales or profitability. The Company obtains finished goods from various foreign countries which have experienced deflationary conditions during recent years, though costs of certain goods began to increase during 2004 and are expected to rise further in the coming year. Such cost increases may have a negative impact on future profitability.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s primary market risk exposure consists of changes in short-term prime and LIBOR interest rates on certain borrowings that bear interest at floating rates. During 2004, the Company borrowed $1,750,000 under a term loan from its primary lender in connection with the Galaxy acquisition. The Company entered into an interest rate swap agreement that effectively fixed the interest rate on approximately $1 million of the initial term loan at 6.32%. The face value of the swap agreement declines ratably with the term loan principal. An increase of one percent per annum in the effective interest rate would increase the Company’s annual interest approximately $10,000 on the floating portion of the term loan. The Company’s revolving credit facility also bears interest at a floating rate of interest.

During 2003, the Company entered into an interest rate swap agreement related to its mortgage note in the original amount of $1,040,000 on Kewanee warehouse facilities. The swap is utilized to effectively fix the interest rate on this debt at 5.83%.

Item 8.	Financial Statements and Supplementary Data

The following consolidated financial statements and schedules of the Company and its Accountants’ Opinion are set forth in Part IV, Item 15, of this Report:

(i)	Reports of Independent Registered Public Accounting Firms.
(ii)	Consolidated Balance Sheets — as of December 25, 2004 and December 27, 2003.
(iii)	Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002.
(iv)	Notes to the Consolidated Financial Statements.
(v)	Schedule II — Valuation and Qualifying Accounts.

Item 9.	Changes in And Disagreements With Auditors on Accounting And Financial Disclosures

Not applicable.

Item 9A.	Controls and Procedures

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

The information appearing in the Company’s Definitive Proxy Statement prepared in connection with its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Election of Directors”, “Executive Officers”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 14.	Principal Accountant Fees and Services

The information appearing in the Proxy Statement under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules
(a)	List the following documents filed as a part of the report:
(1)

 All financial statements, as follows:

Reports of Independent Registered Public Accounting Firms attached as page F-2 and F-3 to this report.

Financial Statements attached as pages F-4 through F-21 to this report:

Consolidated Balance Sheets — as of December 25, 2004 and December 27, 2003;

Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002;

Notes to the Consolidated Financial Statements.

(2)	Schedule II — Valuation and Qualifying Accounts attached as page F-22 to this report.

(b)	Exhibits:
The exhibits filed with or incorporated into this report are listed in the Index to Exhibits which follows.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	Boss Holdings, Inc.
By (Signature and Title)	/s/ J. Bruce Lancaster J. Bruce Lancaster Chief Financial Officer, Director Date: March 25, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/s/ G. Louis Graziadio III G. Louis Graziadio III Chairman of the Board and President, Principal Executive Officer Date: March 25, 2005
By (Signature and Title)	/s/ Perry A. Lerner Perry A. Lerner, Director Date: March 25, 2005
By (Signature and Title)	/s/ Lee E. Mikles Lee E. Mikles, Director Date: March 25, 2005
By (Signature and Title)	/s/ Paul A. Novelly Paul A. Novelly, Director Date: March 25, 2005
By (Signature and Title)	/s/ Richard D. Squires Richard D. Squires, Director Date: March 25, 2005

BOSS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
December 25, 2004

McGladrey & Pullen
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Boss Holdings, Inc.
Kewanee, Illinois

We have audited the accompanying consolidated balance sheets of Boss Holdings, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boss Holdings, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

We have also audited Schedule II of Boss Holdings, Inc. and subsidiaries for the years ended December 25, 2004 and December 27, 2003. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ McGladrey & Pullen, LLP
Davenport, Iowa
February 18, 2005

McGladrey & Pullen, LLP is a member firm of RSM International —
an affiliation of separate and independent legal entities.

Report of Independent Registered Public Accounting Firm

Board of Directors
Boss Holdings, Inc.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Boss Holdings, Inc. and subsidiaries for the year ended December 28, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 1 to the consolidated financial statements, the Company retroactively adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment.”

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of Boss Holdings, Inc. and subsidiaries for the year ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Boss Holdings, Inc. and subsidiaries for the year ended December 28, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP

Atlanta, Georgia
February 14, 2003
(except for the last table of Note 1, as to which the date is March 22, 2005)

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Data)

	December 25, 2004	December 27, 2003
ASSETS
Current Assets
Cash and cash equivalents	$1,056	$4,479
Accounts receivable, net of allowance for doubtful accounts and returns 2004 $221; 2003 $250	7,251	6,254
Inventories	14,124	10,759
Deferred tax asset	1,218	—
Prepaid expenses and other	484	426
Total current assets	24,133	21,918
Property and Equipment, net	3,829	3,043
Assets Held for Sale	—	1,694
Other Assets	249	143
Intangibles, net of amortization $20	200	—
Goodwill	2,453	—
Deferred tax asset	1,315	—
	$32,179	$26,798

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$762	$383
Accounts payable	1,173	798
Accrued payroll and related expenses	853	538
Accrued liabilities	1,306	1,309
Total current liabilities	4,094	3,028
Long-Term Debt	3,258	2,800
Deferred Compensation	222	114
Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Common stock, $.25 par value; authorized 10,000,000 shares; issued 1,950,611 and 1,952,404 shares; outstanding 1,936,957 and 1,938,750 shares in 2004 and 2003, respectively	487	488
Additional paid-in capital	67,776	67,811
Accumulated (deficit)	(41,759)	(45,482)
Unearned compensation	(87)	(95)
Accumulated other comprehensive (loss)	(62)	(116)
	26,355	22,606
Less: 13,654 treasury shares, at cost	1,750	1,750
	24,605	20,856
	$32,179	$26,798

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 25, 2004, December 27, 2003, and December 28, 2002
(Dollars in Thousands, Except Per Share Data)

	2004	2003	2002
Net sales	$43,474	$36,271	$33,808
Cost of sales	29,624	24,284	22,899
Gross profit	13,850	11,987	10,909
Operating expenses	12,623	11,630	10,064
Operating income	1,227	357	845
Other income and (expenses):
Interest income	28	62	97
Interest expense	(267)	(149)	(113)
Gain on lawsuit settlement, net of settlement expenses	—	—	500
Gain on marketable securities	—	96	278
Other	47	209	69
	(192)	218	831
Income before income tax (expense) benefit	1,035	575	1,676
Income tax (expense) benefit	2,688	(7)	(40)
Net income	$3,723	$568	$1,636
Basic earnings per common share	$1.93	$0.29	$0.84
Diluted earnings per common share	$1.72	$0.27	$0.79

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 25, 2004, December 27, 2003, and December 28, 2002
(In Thousands)

	Common Stock		Additional Paid-in	Unearned	Accumulated	Accumulated Other Comprehensive	Treasury Stock		Total Stockholders’
	Shares	Dollars	Capital	Compensation	(Deficit)	(Loss)	Shares	Dollars	Equity
Balance, December 29, 2001, as previously reported	1,935	$484	$67,437	$—	$(47,572)	$(8)	(14)	$(1,750)	$18,591
Cumulative effect of change in accounting principle (note 1)	—	—	163	(49)	(114)	—	—	—	—
Balance, December 29, 2001, as restated	1,935	484	67,600	(49)	(47,686)	(8)	(14)	(1,750)	18,591
Exercise of stock options	18	4	26	—	—	—	—	—	30
Issuance of stock options	—	—	154	(154)	—	—	—	—	—
Stock based compensation	—	—	—	71	—	—	—	—	71
Comprehensive income
Net income	—	—	—	—	1,636	—	—	—	1,636
Foreign currency translation adjustment	—	—	—	—	—	1	—	—	1
Unrealized (loss) on available for sale securities	—	—	—	—	—	(109)	—	—	(109)
Comprehensive income									1,528
Balance, December 28, 2002	1,953	488	67,780	(132)	(46,050)	(116)	(14)	(1,750)	20,220
Net income and comprehensive income	—	—	—	—	568	—	—	—	568
Issuance of stock options	—	—	31	(31)	—	—	—	—	—
Stock based compensation	—	—	—	68	—	—	—	—	68
Balance, December 27, 2003	1,953	488	67,811	(95)	(45,482)	(116)	(14)	(1,750)	20,856
Exercise of stock options	19	4	29	—	—	—	—	—	33
Comprehensive income
Net income	—	—	—	—	3,723	—	—	—	3,723
Foreign currency translation adjustment	—	—	—	—	—	54	—	—	54
Comprehensive income									3,777
Share buyback (odd lots)	(21)	(5)	(130)	—	—	—	—	—	(135)
Issuance of stock options	—	—	66	(66)	—	—	—	—	—
Stock based compensation	—	—	—	74	—	—	—	—	74
Balance, December 25, 2004	1,951	$487	$67,776	$(87)	$(41,759)	$(62)	(14)	$(1,750)	$24,605

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 25, 2004, December 27, 2003, and December 28, 2002
(Dollars in Thousands)

	2004	2003	2002
Cash Flows from Operating Activities:
Net income	$3,723	$568	$1,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	404	322	347
Stock based compensation	74	68	71
Gain on disposal of property and equipment	(32)	—	—
Gain on marketable securities	—	—	(278)
Deferred tax benefit	(2,712)	—	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(225)	851	(526)
Inventories	(2,686)	(2,156)	1,660
Prepaid expenses and other current assets	(51)	155	120
Other assets	23	—	14
Increase (decrease) in:
Accounts payable	5	(180)	313
Accrued liabilities	76	(16)	332
Net cash provided by (used in) operating activities	(1,401)	(388)	3,689
Cash Flows from Investing Activities:
Proceeds from disposition of property and equipment	1,712	—	—
Proceeds from sale of available for sale securities	—	—	644
Purchases of property and equipment	(147)	(1,398)	(297)
Acquisition of stock in new subsidiary/operating assets	(3,418)	—	(325)
Net cash provided by (used in) investing activities	(1,853)	(1,398)	22
Cash Flows from Financing Activities:
Net borrowings (repayments) on revolving line of credit	98	—	(762)
Borrowing on long-term obligations	1,750	1,640	—
Repayment of long-term obligations	(1,969)	(249)	(145)
Purchase and retirement of stock	(135)	—	—
Proceeds from exercise of stock options	33	—	30
Net cash provided by (used in) financing activities	(223)	1,391	(877)
Effect of exchange rate changes on cash	$54	$—	$1
Increase (decrease) in cash and cash equivalents	$(3,423)	$(395)	$2,835
Cash and cash equivalents:
Beginning	4,479	4,874	2,039
Ending	$1,056	$4,479	$4,874

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
Years Ended December 25, 2004, December 27, 2003, and December 28, 2002
(Dollars in Thousands)

	2004	2003	2002
Supplemental Disclosures of Cash Flows Information, cash payments for:
Interest paid	$243	$149	$108
Income taxes (refunded) paid, net	101	(20)	(72)
Supplemental Disclosures of Noncash Investing and Financing Activities:
Assets purchased under capital lease obligation	318	80	—
Seller financed property acquisition	—	250	—

See Notes to Consolidated Financial Statements.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

Note 1.    Nature of Business and Summary of Significant Accounting Policies

Nature of business:

Boss Holdings, Inc. and its subsidiaries are engaged in the import, marketing, and distribution of gloves, boots, rainwear, and pet supplies as well as custom imprinting of inflatable and other products for the advertising specialties industry. Customers, located throughout North America, include retailers ranging from convenience stores to mass merchandisers and various commercial users. The Company sells its products primarily through distributors and manufacturer’s representatives.

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

An account is considered to be past due if any portion of the receivable balance is past due more than 60 days. The provision for bad debts charged to expense was $(31), $(43), and $269 for the years ended 2004, 2003, and 2002, respectively.

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

As of December 25, 2004 and December 27, 2003, the Company’s marketable equity securities are held in trust under a deferred compensation arrangement, and are included in other assets on the consolidated balance sheets.

Revenue recognition: The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period goods are shipped to the customer. Sales in any single foreign geographic area or to any single customer did not exceed 10% of net sales for 2004, 2003, or 2002.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 1.    Nature of Business and Summary of Significant Accounting Policies (Continued)

Shipping and handling fees and costs: The Company has adopted Emerging Issues Task Force (“EITF”) 00-10, Accounting for Shipping and Handling Fees and Costs. EITF 00-10 requires significant shipping and handling costs not classified as cost of sales to be disclosed in both the amount of such costs and the line item that includes them in the consolidated statements of income. Shipping and handling charges to customers are included in revenue. Shipping and handling costs are included in cost of sales.

Warranty costs and returns: The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs of warranty obligations and returns are classified as accrued liabilities and are immaterial to the financial statements as a whole.

Inventories: The Company states inventory at the lower of cost or market using primarily the first-in, first-out (“FIFO”) method.

Property and equipment and depreciation: Property and equipment is recorded at historical cost. The Company provides for depreciation using the straight-line method over the following estimated useful lives:

Years
Machinery and equipment	3 – 10
Office furniture and equipment	3 – 8
Buildings and improvements	20 – 35

Depreciation expense was $384, $322, and $347 for 2004, 2003, and 2002, respectively.

Goodwill and other intangibles: Goodwill represents the excess of purchase price over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is not amortized and, instead, is evaluated for impairment at least annually. The Company believes that no impairment exists at December 25, 2004. Other intangible assets are recorded at cost and amortized over their estimated useful life.

Assets held for sale: Assets held for sale were carried at the lower of cost or estimated fair value.

Fair value of financial instruments: The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, interest rate swap agreements, and long-term debt. The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relatively short-term nature. The carrying value of marketable securities equals fair value based on the quoted market prices of shares held by the Company. The carrying value of the interest rate swap agreements and long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities.

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

Note 1.    Nature of Business and Summary of Significant Accounting Policies (Continued)

monitors the financial condition of its customers to help ensure collections and to minimize losses. Historically, the Company has not experienced significant losses related to accounts receivable from individual customers or from groups of customers in any geographic area.

Foreign currency translation: Financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars using fiscal year-end exchange rates for assets and liabilities, and average exchange rates during the year for the results of operations. Translation adjustments of the Canadian accounts are reported as a separate component of other comprehensive earnings within stockholders’ equity. Exchange rate adjustments related to foreign currency transactions are recognized in earnings as incurred. For the years ended December 2004, 2003, and 2002 other income includes recognized foreign currency transactions gains (loss) of approximately $0, $173, and $10, respectively.

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

Advertising costs: The Company generally expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 2004, 2003, and 2002 was $1,241, $1,107, and $1,109, respectively.

Earnings per share: Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options outstanding during the period.

Stock based compensation and recent accounting pronouncements: On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment”, which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and SFAS 148. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. SFAS 123 (R) would have been effective at beginning of the third quarter of 2005; however, the Company has elected to early adopt using the modified retrospective method. Under this approach all prior years presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after January 1, 1995.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 1.    Nature of Business and Summary of Significant Accounting Policies (Continued)

The impact of the adoption of SFAS 123(R) on net income and basic and diluted earnings per shares is shown in the following table. There was no impact to income tax expense due to the 100% valuation allowance.

	2003	2002
Net income:
As originally reported	$628	$1,707
Additional stock compensation	60	71
As currently reported	$568	$1,636

Basic earnings per common share
As originally reported	$0.32	$0.88
As currently reported	0.29	0.84
Diluted earnings per common share
As originally reported	$0.30	$0.82
As currently reported	0.27	0.79

Reclassifications: Certain items in the financial statements and footnotes have been reclassified, with no effect on equity, net income, or earnings per common share, to be consistent with the classifications adopted for the year ended December 25, 2004.

Note 2.	Property and Equipment

Property and equipment as of December 25, 2004 and December 27, 2003 is as follows:

	2004	2003
Land	$440	$480
Machinery and equipment	1,356	866
Buildings and improvements	2,535	2,264
Office furniture and equipment	2,021	1,585
	6,352	5,195
Less accumulated depreciation	2,523	2,152
	$3,829	$3,043

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 3.     Long-Term Obligations

Long-term debt as of December 25, 2004 and December 27, 2003 is as follows:

	2004	2003
BHI revolving line of credit	$98	$—
Boss Holdings, Inc. term note payable to a lender. Requires monthly principal payments through July 2011 of $21 plus interest at LIBOR plus 2.1%, adjusted monthly (effective rate of 4.06% as of December 25, 2004). The Company has entered into an interest rate swap agreement related to this note. The swap effectively fixes the interest rate on approximately 57% of the note at 6.32%. Collateralized by all assets of Galaxy Balloons, Inc., in addition to accounts receivable and inventory of Boss Manufacturing Company and subsidiaries.	$1,668	—
Boss Manufacturing Real Estate, Inc. mortgage note payable to a lender. Requires monthly principal payments of $6. Interest is at LIBOR plus 2.1% adjusted monthly (effective rate of 3.22% as of December 27, 2003). Collateralized by all real and personal property of Boss Manufacturing Real Estate, Inc. located in Springfield, Illinois.	—	1,188
Boss Manufacturing Company mortgage note payable to a lender. Requires monthly principal payments of $4. Interest is at LIBOR plus 2.1%, adjusted monthly. The Company has entered into an interest rate swap agreement related to this mortgage note. The swap effectively fixes the interest rate on the debt at 5.83%. All remaining principal is due in July 2010. Collateralized by certain real property of Boss Manufacturing Company located in Kewanee, Illinois.	953	1,005
Boss Manufacturing Company loan agreement with a private company, unsecured. Requires monthly payments with variable principal payments ranging from $3 to $7. Interest at 3%. All remaining principal is due April 2006.	226	250
Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $8, including interest at 3%, through April 2010. Collateralized by certain real property of Boss Manufacturing Company’s Kewanee, Illinois facilities.	468	548
Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $7, including interest at 3%, through June 2005. Collateralized by certain real property of Boss Manufacturing Company’s Kewanee, Illinois facilities.	40	119
Non-interest bearing obligations to former owner of Galaxy Balloons, Inc. payable in two equal annual installments through 2006.	250	—
Capital lease obligations	317	73
	4,020	3,183
Less current maturities	762	383
	$3,258	$2,800

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 3.     Long-Term Obligations (Continued)

Scheduled principal payments of long-term debt are as follows:

Year ending:
December 31, 2005	$762
December 30, 2006	882
December 29, 2007	447
December 27, 2008	392
December 26, 2009	395
Thereafter	1,142
$4,020

On July 30, 2004, the Company modified its loan and security agreement (the “Credit Agreement”) with a commercial bank. The revised Credit Agreement expires in May 2006 and provides a revolving credit facility up to $6,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at the bank’s prime rate or, at the Company’s option, LIBOR plus 2.1%. The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. As of December 25, 2004, the Company had borrowings of $98 on the revolving credit facility. Availability under this credit agreement was $5,902 as of December 25, 2004.

The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including current ratio, minimum tangible net worth, debt service coverage, and debt to tangible net worth. The Company’s accounts receivable and inventories secure the credit facility.

Deferred compensation plan:

Effective September 1, 2002, the Company adopted a nonqualified deferred compensation plan that allows executives to defer between 5% and 100% of their compensation, and non-employee directors, consultants and counsel to defer between 5% and 100% of their fees. The Company provides no matching contributions to the plan. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account, which the plan holds in an investment trust. The liability under the plan totaled $222 and $114 as of December 25, 2004 and December 27, 2003, respectively.

Note 4.	Commitments and Contingencies

Leases:

The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2009 and require the Company to pay all maintenance costs. Rent expense under these leases was $200, $250, and $226 for 2004, 2003, and 2002, respectively.

The following is a schedule by year of future minimum payments under the operating lease agreements:

Year ending:
December 31, 2005	$337
December 30, 2006	170
December 29, 2007	148
December 27, 2008	148
December 26, 2009	148
Total minimum lease payments	$951

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 4.    Commitments and Contingencies (Continued)

Licensing:

During 2002, the Company entered into a license agreement for the use of certain trademarks in its products. The agreement contains provisions for the payment of guaranteed or minimum royalties through 2005. The Company incurred royalties of $182, $50 and none in 2004, 2003 and 2002, respectively. The Company will incur $150 of minimum royalty payments in the year ending December 31, 2005 and expects to renew this agreement prior to expiration.

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

Note 5.	Stock Options

The Company has adopted two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. Stock option transactions are summarized as follows:

	Year ended
	December 25, 2004		December 27, 2003			December 28, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning	361,080	$2.25	341,080	$2.19	208,580	$2.28
Granted	24,500	7.00	20,000	3.20	150,000	2.02
Exercised	(18,666)	1.80	—	—	(17,500)	1.75
Cancelled	—	—	—	—	—	—
Outstanding, ending	366,914	$2.59	361,080	$2.25	341,080	$2.19
Options exercisable, end of year	286,304	$2.24	257,730	$2.24	202,594	$2.19
Weighted average fair value per option of options granted		$3.29		$1.54		$1.03

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 5.    Stock Options (Continued)

The following table summarizes information about stock options outstanding as of December 25, 2004:

Outstanding Options
Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
1.75	124,500	124,500	4.1
1.90	133,334	97,234	7.2
3.20	20,000	6,660	9.3
3.63	54,500	54,500	4.9
3.75	10,000	3,330	8.0
7.00	24,500	—	9.3
98.25	80	80	0.6
	366,914	286,304	6.4

The Company’s management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2004, 2003, and 2002, respectively; expected volatility of 51%, 53% and 53%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 2.7%, 2.6% and 4.6%; and expected lives of 5 years. Compensation expense related to stock options was $74, $68, and $71 for 2004, 2003 and 2002 respectively.

Note 6.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Numerator, earnings attributable to common stockholders	$3,723	$568	$1,636
Denominator:
Basic-weighted average common shares outstanding	1,932,000	1,939,000	1,941,000
Dilutive effect of employee stock options	231,000	164,000	139,000
Diluted outstanding shares	2,163,000	2,103,000	2,080,000
Basic earnings per common share	$1.93	$0.29	$0.84
Diluted earnings per common share	1.72	0.27	0.79

Note 7.	Related Party Transactions

During 2004, 2003, and 2002, compensation, fees, and expense reimbursements paid to directors or their affiliates totaled $358, $357, and $420, respectively.

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 8.    Acquisition

On July 30, 2004, the Company purchased all outstanding shares of common stock of privately-held Galaxy Balloons, Incorporated, an Ohio corporation (“Galaxy”). Galaxy is a Cleveland, Ohio based manufacturer and distributor of imprinted and personalized balloons, balls, toys, inflatable goods and other products sold primarily in the advertising specialties industry. The base purchase price for the Galaxy shares was $3,300, with certain additional earn-out payments if Galaxy’s future financial performance exceeds specified benchmarks. The Company utilized a combination of cash reserves, additional borrowings under its primary line of credit and a term loan of approximately $1,750 provided by the Company’s primary lender to fund the acquisition of Galaxy.

This transaction was accounted for using purchase accounting and has been included in the Company’s operations since the date of acquisition. The allocation of purchase price is as follows:

Acquisition cost:
Base purchase price	$3,300
Tangible net worth adjustment and closing costs	318
Covenant not to compete	50
Total	3,668
Less term note	(200)
Less covenant not-to-compete	(50)
Net cash price	$3,418
Allocation of purchase cost:
Current assets	$1,517
Property and equipment	691
Identified intangibles and other assets	241
Goodwill	2,453
Accounts payable assumed	(370)
Accrued liabilities assumed	(236)
Bank debt assumed	(390)
Deferred tax liability	(238)
$3,668

The following unaudited pro forma financial information reflects the consolidated results of the Company as if the acquisition of Galaxy had occurred at the beginning of the fiscal years ended December 25, 2004 and December 27, 2003:

	Twelve Months Ended
	Dec 25, 2004	Dec 27, 2003
Net sales	$49,368	$43,452
Net earnings before income tax	1,690	720
Income tax benefit (expense)	2,635	(19)
Net earnings	4,325	701
Basic earnings per common share	2.24	0.36
Diluted earnings per common share	2.00	0.33

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 9.    Income Taxes

The Company records income taxes based on its consolidated tax return. Current and deferred federal and state tax (expense) benefit is as follows:

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Current income tax (expense) benefit:
Federal	$—	$—	$22
State and local	(24)	(7)	(40)
	(24)	(7)	(18)
Deferred income tax (expense) benefit:
Federal	2,765	—	(19)
State and local	(53)	—	(3)
	2,712	—	(22)
Total income tax (expense) benefit	$2,688	$(7)	$(40)

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to net earnings before income taxes. The following schedule reconciles income tax (expense) benefit at the statutory rate and the actual income tax expense as reflected in the consolidated statements of income for the respective periods:

	Year Ended
	December 25, 2004	December 27, 2003	December 28, 2002
Income tax (expense) benefit computed at the U.S. corporate tax rate of 34%	$(352)	$(195)	$(569)
Adjustments attributable to:
State income taxes	(77)	(7)	(122)
Deferred tax asset valuation allowance	3,127	259	726
Other	(10)	(64)	(75)
Total income tax (expense) benefit	$2,688	$(7)	$(40)

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 9.    Income Taxes (Continued)

The temporary differences result in a net deferred income tax asset that is reduced by a related valuation allowance, summarized as follows:

	December 25, 2004	December 27, 2003
Deferred income tax assets:
Operating loss carryforwards	$10,650	$11,467
Accounts receivable	95	102
Accruals	50	88
Compensation related	209	108
Inventories	490	—
Tax credit carryforwards	331	307
Gross deferred tax assets	11,825	12,072
Deferred tax asset valuation allowance	8,759	11,886
Net deferred tax asset	3,066	186
Deferred income tax liabilities:
Inventories	—	24
Fixed assets	533	162
	533	186
Net deferred income tax asset	$2,533	$—

Included in the tax credit carryforward is approximately $331 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

Income tax benefit for 2004 consisted primarily of the Company’s recognition of the portion of the benefit associated with its net operating loss carryforwards for federal income tax purposes which is more likely than not to be realized prior to expiration. Income tax expense and benefit for 2003 and 2002 consist primarily of current state taxes attributable to BMHI and its subsidiaries. Accrued liabilities include federal and state income taxes payable of $73 and $201 as of December 25, 2004 and December 27, 2003, respectively.

As of December 25, 2004, the Company had operating loss carryforwards for U.S. income tax purposes of $31,325 available to reduce future taxable income through the following years:

Year of expiration:
2009	$2,075
2010	2,039
2011	16,549
2012	9,197
2019	535
2021	930
$31,325

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 10.    Operating Segments and Related Information

The Company operates in three business segments. In the work gloves and protective wear segment, through its Boss Manufacturing Company subsidiary, the Company imports, markets and distributes gloves, boots and rainwear products. The Company conducts operations in the pet supplies segment through Boss Pet and the Warren Pet Products division of BMHI. In this segment, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its Galaxy Balloons subsidiary, the Company provides specialty imprinted balloon, inflatable products and other goods included in the promotional items and specialty products segment.

The following table provides summarized information concerning the Company’s reportable segments. In this table, the Company’s corporate and certain smaller operations are grouped into a miscellaneous column entitled, “Corporate and Other.”

	Work Gloves and Protective Wear	Pet Supplies	Promotional and Specialty Products	Corporate and Other	Total
2004:
Revenue	$33,118	$6,087	$4,269	$—	$43,474
Earnings (loss) from operations	1,309	211	627	(920)	1,227
Segment profit (loss)	1,046	117	189	2,371	3,723
Total assets	21,265	3,237	4,393	3,284	32,179
Capital expenditures	133	14	—	—	147
Depreciation	298	19	67	—	384

2003:
Revenue	$30,382	$5,168	$721	$—	$36,271
Earnings (loss) from operations	1,094	183	48	(968)	357
Segment profit (loss)	1,472	195	35	(1,134)	568
Total assets	19,517	2,410	367	4,504	26,798
Capital expenditures	1,396	—	—	2	1,398
Depreciation	297	16	9	—	322

2002:
Revenue	$30,413	$2,642	$753	$—	$33,808
Earnings (loss) from operations	1,896	(84)	(25)	(942)	845
Segment profit (loss)	2,260	(84)	4	(544)	1,636
Total assets	17,957	1,776	496	4,302	24,531
Capital expenditures	285	12	—	—	297
Depreciation	336	3	8	—	347

Boss Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in Thousands, Except Per Share Data)

Note 11.    Quarterly Consolidated Financial Information (Unaudited)

The following is a summary of the unaudited quarterly results for fiscal 2004 and 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2004:
Net sales	$10,265	$9,046	$10,363	$13,800	$43,474
Gross profit	3,248	2,896	3,232	4,474	13,850
Net earnings (loss)	76	(20)	3,131	536	3,723
Net earnings (loss), per common share:
Basic	$0.04	$(0.01)	$1.62	$0.28	$1.93
Diluted	$0.03	$(0.01)	$1.45	$0.25	$1.72
Denominator for net earnings (loss), per common share:
Basic	1,936,000	1,919,000	1,937,000	1,937,000	1,932,000
Diluted	2,172,000	2,151,000	2,162,000	2,167,000	2,163,000

2003:
Net sales	$9,320	$8,495	$8,131	$10,325	$36,271
Gross profit	3,086	2,593	2,502	3,806	11,987
Net earnings (loss)	48	25	(272)	767	568
Net earnings (loss), per common share:
Basic	$0.02	$0.01	$(0.14)	$0.40	$0.29
Diluted	$0.02	$0.01	$(0.14)	$0.38	$0.27
Denominator for net earnings (loss), per common share:
Basic	1,939,000	1,939,000	1,939,000	1,939,000	1,939,000
Diluted	2,080,000	2,092,000	1,939,000	2,140,000	2,103,000

Boss Holdings, Inc. and Subsidiaries

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
	Beginning	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Ending
Year ended December 25, 2004:
Accounts receivable	$294	$(38)	$20	(e)	$—		$276
Inventories	630	113	56	(e)	—		799
Deferred income tax asset	11,886	(3,127)	—		—	(c)	8,759
Total allowances deducted from assets	$12,810	$(3,052)	$76		$—		$9,834

Year ended December 27, 2003:
Accounts receivable	$481	$(43)	$—		$144	(a)	$294
Inventories	706	(6)	—		70	(b)	630
Deferred income tax asset	12,145	—	—		259	(c)	11,886
Total allowances deducted from assets	$13,332	$(49)	$—		$473		$12,810

Year ended December 28, 2002:
Accounts receivable	$458	$269	$—		$246	(a)	$481
Inventories	512	333	—		139	(b)	706
Deferred income tax asset	13,029	—	—		884	(c)	12,145
Promissory note receivable	948	—	—		948	(d)	—
Total allowances deducted from assets	$14,947	$602	$—		$2,217		$13,332

Notes:

(a)	Write off of uncollectible accounts.

(b)	Write off of obsolete inventory.

(c)	Maintenance of a valuation allowance discussed in Note 1 and Note 9 to the consolidated financial statements.

(d)	Write off of a 100% valuation allowance for a contingent asset, the settlement of which is discussed in Note 4 to the consolidated financial statements.

(e)	Balance related to Galaxy acquisition.

INDEX TO EXHIBITS

(3)(i)	Articles of Incorporation
3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form SB-2 — Registration No. 33-73118-A)
3.1.1	Amendment to Certificate of Incorporation, dated December 7, 1998 (incorporated by reference from the Company’s Form 10-K for the year ended December 26, 1998)
3.1.2	Amendment to Certificate of Incorporation, dated June 30, 2000 (incorporated by reference from the Company’s Form 10-Q for the quarter ended July 1, 2000)
(3)(ii)	By-Laws
3.2	By-Laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 — Registration No. 33-73118-A)
(10)	Material Contracts
10.1	1998 Incentive Stock Option Plan, as amended (incorporated by reference from the Company’s Registration Statement on Form S-8 dated February 1, 2001)
10.2	1998 Non-Employee Director Stock Option Plan, as amended (incorporated by reference from the Company’s Registration Statement on Form S-8 dated February 1, 2001)
10.3
Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated June 16, 2000 (incorporated by reference from the Company’s Form 10-Q for the quarter ended July 1, 2000)

10.3.1
First Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated May 28, 2002 (incorporated by reference from the Company’s Form 10-Q for the quarter ended June 29, 2002)

10.3.2
Second Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated April 15, 2003 (incorporated by reference from the Company’s Form 10-Q for the quarter ended June 28, 2003)

10.3.3
Third Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated October 13, 2003 (incorporated by reference from the Company’s Form 10-K for the year ended December 27, 2003)

10.3.4
Fourth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated March 17, 2004 (incorporated by reference from the Company’s Form 10-Q for the quarter ended March 27, 2004)

10.3.5	Fifth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated July 30, 2004
10.4
Executive Severance Agreement by and between Boss Holdings, Inc. and J. Bruce Lancaster dated July 16, 2001 (incorporated by reference from the Company’s Form 10-K for the year ended December 29, 2001)

10.5	Boss Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference from the Company’s definitive Proxy Statement filed April 30, 2004)
10.6
Stock Purchase Agreement dated July 30, 2004 between Boss Holdings, Inc. and Terrence J. Brizz regarding Galaxy Balloons, Incorporated (incorporated by reference from the Company’s Form 8-K dated July 30, 2004)

14.1	Code of Ethics for Senior Executives and Financial Officers
21.1	Subsidiaries of the Registrant
23.1	Consent of McGladrey & Pullen, LLP
23.2	Consent of Grant Thornton LLP

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.