Form 10-Q
period 2005-04-02
BOSS HOLDINGS INC
filed 2005-05-16
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                                    April 02, 2005
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                        Outstanding at May 3, 2005
--------------------------------------------------------------------------------
Common Stock, $.25 par value                                  1,941,957

Part I - Financial Information
Item 1.  Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                                        April 02,   December 25,
Assets                                                     2005         2004
--------------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents .........................    $  1,219     $  1,056
  Accounts receivable, net ..........................       7,439        7,251
  Inventories .......................................      13,938       14,124
  Deferred tax asset ................................       1,218        1,218
  Prepaid expenses and other ........................         412          484
                                                         ---------------------
        Total current assets ........................      24,226       24,133

Property and Equipment, net .........................       3,764        3,829

Other Assets ........................................         315          249
Intangibles, net of amortization ....................         188          200
Goodwill ............................................       2,453        2,453
Deferred tax asset ..................................       1,249        1,315
                                                         ---------------------
                                                         $ 32,195     $ 32,179
                                                         =====================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable ..................................    $  1,005     $  1,173
  Current portion of long-term obligations ..........         745          762
  Accrued payroll and related expenses ..............         666          853
  Accrued liabilities and other .....................         823        1,306
                                                         ---------------------
        Total current liabilities ...................       3,239        4,094
                                                         ---------------------

Long-Term Obligations, net of current portion .......       3,879        3,258
                                                         ---------------------

Deferred Compensation ...............................         256          222
                                                         ---------------------

Stockholders' Equity:
  Common stock, $.25 par value; 10,000,000 shares ...         487          487
  Additional paid-in capital ........................      68,025       67,776
  Accumulated deficit ...............................     (41,665)     (41,759)
  Unearned compensation .............................        (271)         (87)
  Accumulated other comprehensive deficit ...........          (5)         (62)
                                                         ---------------------
                                                           26,571       26,355
  Less treasury shares, at cost .....................       1,750        1,750
                                                         ---------------------
        Total stockholders' equity ..................      24,821       24,605
                                                         ---------------------
                                                         $ 32,195     $ 32,179
                                                         =====================


The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                                 Quarter Ended     Quarter Ended
                                                    April 02,         March 27,
                                                      2005              2004
--------------------------------------------------------------------------------

Net sales ..................................      $    13,473       $    10,084

Cost of sales ..............................           10,118             7,668
                                                  -----------------------------

        Gross profit .......................            3,355             2,416

Operating expenses .........................            3,120             2,332
                                                  -----------------------------

        Operating income ...................              235                84
                                                  -----------------------------

Other income (expense):
Interest income ............................                6                11
Interest expense ...........................              (88)              (46)
Other ......................................                1                16
                                                  -----------------------------
                                                          (81)              (19)
                                                  -----------------------------

        Income before income tax ...........              154                65

Income tax expense .........................               60              --
                                                  -----------------------------
        Net income .........................      $        94       $        65
                                                  =============================

Comprehensive Income .......................      $       151       $        56
                                                  =============================

Weighed average shares outstanding .........        1,936,957         1,936,425

Basic earnings per common share ............      $      0.05       $      0.03
                                                  =============================

Diluted earnings per common share ..........      $      0.04       $      0.03
                                                  =============================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                            Three Months    Three Months
                                                                Ended           Ended
                                                               April 02,       March 27,
                                                                 2005            2004
----------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ..............................................  $    94           $    65
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Depreciation and amortization .........................      121                92
    Stock based compensation ..............................       65                11
    Deferred tax benefit ..................................       53                --
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable ..........     (188)               73
      Decrease in inventories .............................      186                21
      Decrease in prepaid expenses and other current assets       72                77
      (Increase) in other assets ..........................      (32)               --
      Decrease in accounts payable ........................     (168)             (139)
      Decrease in accrued liabilities .....................     (670)             (337)
      Increase in other liabilities .......................       34                --
                                                             -------------------------
        Net cash used in operating activities .............     (433)             (137)
                                                             -------------------------

Cash Flows from Investing Activities:
  Purchases of property and equipment .....................      (44)             (157)
                                                             -------------------------
        Net cash used in investing activities .............      (44)             (157)
                                                             -------------------------

Cash Flows from Financing Activities:
  Net borrowings (repayment) on revolving line of credit ..      773               (76)
  Repayment of long-term obligations ......................     (169)               --
  Purchase and retirement of stock ........................     --                (101)
                                                             -------------------------
        Net cash provided by (used in) investing activities      604              (177)
                                                             -------------------------

  Effect of exchange rates on cash and cash equivalents ...       36                (9)
                                                             -------------------------

        Increase (decrease) in cash and cash equivalents ..      163              (480)

Cash and cash equivalents:
  Beginning of period .....................................    1,056             4,479
                                                             -------------------------
  End of period ...........................................  $ 1,219           $ 3,999
                                                             =========================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc.
and Subsidiaries

Notes to Unaudited Consolidated Financial Statements (Dollars in Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 25, 2004. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                              Quarter Ended
                                                       -------------------------
                                                        April 02,      March 27,
                                                          2005           2004
                                                       -------------------------

Numerator for basic and diluted net earnings
  per common share, earnings attributable
  to common stockholders .........................     $       94     $       65
                                                       =========================

Denominator for basic net earnings
  per common share, weighted
  average shares outstanding .....................      1,936,957      1,936,425
Effective of dilutive securities,
  employee stock options .........................        239,734        235,294
                                                       -------------------------
        Denominator for diluted earnings
        per common share .........................      2,176,691      2,171,719
                                                       =========================

Basic earnings per common share ..................     $     0.05     $     0.03
                                                       =========================

Diluted earnings per common share ................     $     0.04     $     0.03
                                                       =========================

Note 3.  Stock Based Compensation and Recent Accounting Pronouncements

At April 2, 2005, the Company had two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. In addition, during the second quarter of 2004 the Company adopted an equity-based incentive program allowing the issuance of some or all of the following: stock options, stock appreciation rights, performance based stock awards and restricted stock units. The 2004 plan provides for the issuance of up to 150,000 shares of common stock.

Stock option transactions are summarized as follows:

                                             Three Months Ended          Year Ended
                                               April 02, 2005        December 25, 2004
                                             -------------------------------------------
                                                       Weighted                Weighted
                                                       Average                 Average
                                                       Exercise                Exercise
                                             Shares     Price       Shares      Price
                                             ------------------------------------------
Outstanding, beginning of period ........    366,914   $   2.59     361,080    $   2.25
  Granted ...............................     62,000       7.50      24,500        7.00
  Exercised .............................         --        --      (18,666)       1.80
                                             ------------------------------------------
Outstanding, end of period ..............    428,914   $   3.30     366,914    $   2.59
                                             ==========================================

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and SFAS 148. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. During the fourth quarter of 2004, the Company elected to early adopt SFAS No. 123(R) using the modified retrospective method. Under this approach all prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees after January 1, 1995. The impact of the adoption of SFAS No. 123(R) was to reduce net income by $11 and basic earnings per share by $0.01 for the three months ended March 27, 2004.

Note 4. Comprehensive Income

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity, which for the Company is comprised of foreign currency translation adjustments and unrealized gains and losses on interest rate swap agreements. The following table summarizes the components of comprehensive income:

                                                                            Three Months Ended
                                                               April 02, 2005     March 27, 2004
                                                               ---------------------------------
Net income ..................................................       $ 94               $ 65
Other comprehensive income
  Foreign currency translation adjustments ..................         36                (9)
  Unrealized gain on interest rate swap agreements,
    net of $13 of income taxes ..............................         21                --
                                                               ---------------------------------
Total comprehensive income ..................................       $151              $ 56
                                                               =================================

Note 5. Reclassifications

Certain income and expense items have been reclassified, with no effect on net income or earnings per common share, to be consistent with the classifications adopted for the quarter ended April 2, 2005. Such reclassifications include the treatment of certain advertising costs as reductions of revenue and warehousing expenses as cost of goods sold rather than operating expenses.

Note 6. Operating Segments and Related Information

The Company operates in the work gloves and protective wear segment through its Boss Manufacturing Company subsidiary, which imports, markets and distributes gloves, boots and rainwear products. In addition, through Boss Pet and the Warren Pet Products division of BMHI, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its recently acquired Galaxy Balloons subsidiary, the Company also markets custom imprinted balloons, balls and other primarily inflatable products.

The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate operations are grouped into a miscellaneous column entitled, "Corporate and Other."

                     Work Gloves and                         Promotional and          Corporate
                     Protective Wear       Pet Supplies    Specialty Products         and Other            Total
                    ---------------------------------------------------------------------------------------------------
                      2005     2004       2005      2004     2005       2004       2005      2004       2005     2004
                    ---------------------------------------------------------------------------------------------------
Revenue .........   $ 9,164   $ 8,054   $ 2,545   $ 1,761   $ 1,764   $   269   $    --    $    --    $13,473   $10,084
Earnings (loss)
  from operations   $   138   $   233   $   390   $    53   $     1   $    66   $  (294)   $  (268)   $   235   $    84
Total assets ....    19,740    18,470     4,374     3,496     4,799       485     3,282      3,812     32,195    26,263
Intangibles .....        --        --        --        --     2,641        --        --         --      2,641        --

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

Sales

                                                                   Quarter
                Sales by Segment                           ---------------------
                     $(000)                                 2005           2004
--------------------------------------------------------------------------------
Work gloves and protective wear ..................          9,164          8,054
                                                           ---------------------
Pet supplies .....................................          2,545          1,761
                                                           ---------------------
Promotional & Specialty Products .................          1,764            269
                                                           ---------------------
Totals sales .....................................         13,473         10,084
                                                           ---------------------

Total revenues for the three months ended April 2, 2005 increased $3,389,000 or 33.6% from the comparable quarter in 2004, with sales up significantly in each of the Company's operating segments. Sales for the first quarter of 2005 benefited from an extra week, with the current year quarter including 14 weeks compared to 13 during the first quarter of 2004. The Company's largest sales growth occurred in the promotional and specialty products segment, where revenues increased $1,495,000 due to the acquisition of Galaxy Balloons during the third quarter of 2004. Sales at Galaxy were in line with management projections for the quarter and up approximately 10% from the comparable period in 2004 prior to the acquisition on a comparable increase in unit volume. Galaxy sales have historically exhibited significant seasonality, with sales reaching a seasonal low during the holiday season through January, then building to a seasonal peak in late summer.

In the Company's work gloves and protective wear segment, sales increased $1,110,000, or 13.8%, during the first quarter of 2005 compared to 2004. This increase was due primarily to sales growth in the domestic industrial market where sales were up approximately 20% on a comparable increase in unit volume. The Company continues to benefit from its efforts to broaden its base of distributors served, expand utilization of manufacturer's representative groups in certain areas and broaden the product line to provide specialized products for application driven customer needs. Sales in the domestic consumer market increased 8% due primarily to increased sales of CAT(R) branded gloves and rainwear. Sales in this segment are historically lower during warm weather months. The Company anticipates the sales growth trend in the industrial market to continue, while sales growth in the consumer market may be more limited with selling prices and margins under pressure from retail customers.

In the pet supplies segment, sales increased $784,000 during the first quarter of 2005 compared to 2004 on improved revenues at the Company's Boss Pet and Warren Pet operations. Warren Pet sales increased due to the addition of a potentially significant new account during the first quarter as well as sales growth at its largest two customers. Boss Pet sales increased due primarily to sales growth from its existing customer base, and also continued to expand its customer base during the quarter.

Cost of Sales

    Cost of Sales by Segment
             $(000)                                         Quarter
                                              ----------------------------------
                                                     2005             2004
                                              ----------------------------------
                                                 $          %       $       %
--------------------------------------------------------------------------------

Work gloves and protective wear ..........     7,058      77.0%   6,178    76.7%
                                              ----------------------------------
Pet supplies .............................     1,775      69.7%   1,348    76.5%
                                              ----------------------------------
Promotional & Specialty Products .........     1,285      72.8%     142    52.8%
                                              ----------------------------------
Totals cost of sales .....................    10,118      75.1%   7,668    76.0%
                                              ----------------------------------

Cost of sales for the three months ended April 2, 2005 totaled $10,118,000, up $2,450,000 from the corresponding period of 2004, with cost of sales as a percentage of sales down 0.9% from the prior year. This decrease in the cost of sales percentage was primarily attributable to improved margins in the pet supplies segment, which benefited from the completion of its transition to higher margin imported goods. In addition, margins improved due a change in the sales mix with the pet supplies and promotional and specialty products segments generating 32% of sales in 2005 compared to 20% in the prior year. Margins in these segments have historically been greater than in the work gloves and protective wear segment.

Costs have stabilized in comparison to prior years, with import costs on certain goods, particularly in the work glove and protective wear segment increasing during the first quarter. Such increases had a negative impact on margins during the quarter due to competitive pressure on selling prices. The Company anticipates continued pressure on margins in the work glove and protective wear segment.

Operating Expenses


       Operating Expenses
        by Segment $(000)                                  Quarter
                                             -----------------------------------
                                                  2005                2004
                                             -----------------------------------
                                               $         %       $           %
-------------------------------------------------------------------------------
Work gloves and protective wear ........     1,968     21.5%   1,643       20.4%
                                             -----------------------------------
Pet supplies ...........................       380     14.9%     360       20.4%
                                             -----------------------------------
Promotional & Specialty Products .......       478     27.1%      61       22.7%
                                             -----------------------------------
Corporate and other ....................       294       --      268         --
                                             -----------------------------------
Total operating expenses ...............     3,120     23.2%   2,332       23.1%
                                             -----------------------------------

Total operating expenses increased $788,000 during the first quarter of 2005 compared to the corresponding period in 2004, up 0.1% as a percentage of sales. The largest portion of this increase occurred in the promotional and specialty segment and was attributable to the acquisition of Galaxy. In addition, operating expenses increased $325,000 in the work gloves and protective wear segment due primarily to higher selling expenses. Selling expenses increased due to higher commissions and direct selling expenses in addition to the Company's start-up costs on outdoor products. In the corporate and other segment, operating expenses increased $26,000 due to an increase in stock based compensation expense. Stock option expense totaled $65,000 in the first quarter of 2005 compared to $11,000 in 2004.

Earnings (Loss) From Operations

      Operations by Segment
             $(000)                                     Quarter
                                           -------------------------------------
                                                2005                  2004
                                           -------------------------------------
                                             $         %         $           %
--------------------------------------------------------------------------------
Work gloves and protective wear ........    138       1.5%      233         2.9%
                                           -------------------------------------
Pet supplies ...........................    390      15.3%       53         3.0%
                                           -------------------------------------
Promotional & Specialty Products .......      1       0.1%       66        24.5%
                                           -------------------------------------
Corporate and other ....................   (294)       --     (268)          --
                                           -------------------------------------
Total operating income (loss) ..........    235       1.7%      84         0.8%
                                           -------------------------------------

On a consolidated basis, the Company's operating earnings for the first quarter of 2005 increased by $151,000 compared to the 2004 due to improved earnings in the pet supplies segment attributable to increased sales and improved margins. Despite higher sales in the work gloves and protective wear segment, operating earnings declined due to lower margins and increased selling and other operating expenses. Operating earnings also declined in the promotional and safety products segment due to the seasonal nature of business activity at Galaxy. The Company historically operates at a loss during the coming warm weather months in the work gloves and protective wear segment. However, operational losses in the coming warmer quarters should be reduced by expected profitability from Galaxy.

Other Income and (Expense)

The Company incurred $88,000 in interest expense during the first quarter of 2005, an increase of $42 from the comparable period in 2004 due to increased borrowings in connection with the acquisition of Galaxy and higher interest rates.

Taxes

In the first quarter of 2005, the Company recorded income tax expense of $60,000 based on current federal and estimated average state income tax rates. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

Liquidity and Capital Resources

Operating activities used $433,000 in cash during the first quarter of 2005, compared to a use of $137,000 in 2003. This change was primarily attributable to the payment of certain accrued liabilities during the quarter such as year-end customer rebates and professional fees. In addition, accounts receivable increased from year-end due to seasonal sales fluctuations at Galaxy and increased sales in the Company's other segments compared to 2004.

Investing activities used $44,000 in the first quarter of 2005, compared to $157,000 during the comparable period in 2004. The reduced level of capital expenditures in 2005 consisted primarily of information technology enhancements. The Company expects to make warehouse improvements during the second quarter to reduce energy consumption at a cost of approximately $65,000. The Company currently has no other material commitments for capital expenditures.

Cash flows provided by financing activities totaled $604,000 for the first quarter of 2005. The Company paid down long-term term loans by $169,000 and borrowed $773,000 under its revolving line of credit to meet working capital needs.

At April 2, 2005, the Company had $1,219,000 in cash with borrowings of $871,000 under its $6,000,000 revolving line of credit with availability under this line of $5,129,000. The Company's credit facility includes certain restrictive covenants and expires in May 2006. The Company was in compliance with such covenants as of April 2, 2005. Management expects to renew the credit facility prior to expiration and believes the Company's cash on hand and availability under the credit facility should provide ample liquidity for the Company's expected working capital and operating needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $940,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $915,000 of the Company's term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company's revolving credit facility.

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

PART II. --OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to various legal actions incident to the normal operation of its business. These lawsuits primarily involve claims for damages arising out of commercial disputes. The Company has been named as a defendant in several lawsuits alleging past exposure to asbestos contained in gloves sold by one of the Company's predecessors-in-interest, all of which actions are being defended by one or more of the Company's products liability insurers. Management believes the ultimate disposition of these matters should not materially impact the Company's consolidated financial position or liquidity.

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

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



Dated: May 16, 2005                            By: /s/  J. Bruce Lancaster
       ------------                                -----------------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)