Form 10-Q
period 2005-07-02
BOSS HOLDINGS INC
filed 2005-08-16
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For the quarterly period ended July 02, 2005 Commission File No. 0-23204


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class                                     Outstanding at August 1, 2005
--------------------------------------------------------------------------------
Common Stock, $.25 par value                                  1,971,957

Part I - Financial Information
Item 1. Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                         July 02,     December 25,
Assets                                                      2005         2004
----------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents ..........................    $  1,208     $  1,056
  Accounts receivable, net ...........................       6,109        7,251
  Inventories ........................................      14,771       14,124
  Deferred tax asset .................................       1,218        1,218
  Prepaid expenses and other .........................         329          484
                                                          ----------------------
        Total current assets .........................      23,635       24,133

Property and Equipment, net ..........................       3,766        3,829

Other Assets .........................................         315          249
Intangibles, net of amortization .....................         226          200
Goodwill .............................................       2,945        2,453
Deferred tax asset ...................................       1,313        1,315
                                                          ----------------------
                                                          $ 32,200     $ 32,179
                                                          ======================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable ...................................    $    773     $  1,173
  Current portion of long-term obligations ...........         828          762
  Accrued payroll and related expenses ...............         661          853
  Accrued liabilities and other ......................         841        1,306
                                                          ----------------------
        Total current liabilities ....................       3,103        4,094
                                                          ----------------------

Long-Term Obligations, net of current portion ........       4,003        3,258
                                                          ----------------------

Deferred Compensation ................................         283          222
                                                          ----------------------

Stockholders' Equity:
  Common stock, $.25 par value; 10,000,000 shares ....         496          487
  Additional paid-in capital .........................      68,103       67,776
  Accumulated (deficit) ..............................     (41,759)     (41,759)
  Unearned compensation ..............................        (233)         (87)
  Accumulated other comprehensive deficit ............         (46)         (62)
                                                          ----------------------
                                                            26,561       26,355
Less treasury shares, at cost ........................       1,750        1,750
                                                          ----------------------
        Total stockholders' equity ...................      24,811       24,605
                                                          ----------------------
                                                          $ 32,200     $ 32,179
                                                          ======================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                           Six Months     Six Months
                                           Quarter Ended  Quarter Ended      Ended          Ended
                                              July 02,       June 26,       July 02,       June 26,
                                                2005          2004            2005           2004
----------------------------------------------------------------------------------------------------
Net sales ...............................   $    11,373    $     8,884    $    24,846    $    18,967

Cost of sales ...........................         8,695          6,758         18,813         14,425
                                            --------------------------------------------------------
        Gross profit ....................         2,678          2,126          6,033          4,542

Operating expenses ......................         2,757          2,116          5,877          4,448
                                            --------------------------------------------------------
        Earnings (loss) from operations .           (79)            10            156             94
                                            --------------------------------------------------------

Other income (expense):
Interest income .........................             7              8             13             20
Interest expense ........................           (81)           (49)          (169)           (95)
Other ...................................            --             --              2             15
                                            --------------------------------------------------------
                                                    (74)           (41)          (154)           (60)
                                            --------------------------------------------------------

        Earnings (loss) before income tax          (153)           (31)             2             34

Income tax benefit (expense) ............            60             --             (1)            --
                                            --------------------------------------------------------
        Net earnings (loss) .............   $       (93)   $       (31)   $         1    $        34
                                            ========================================================

Comprehensive Income ....................   $      (134)   $       (56)   $        17    $        --
                                            ========================================================

Weighed average shares outstanding ......     1,948,935      1,918,951      1,942,724      1,927,736

Basic earnings per common share .........   $     (0.05)   $     (0.02)   $        --    $      0.02
                                            ========================================================

Diluted earnings per common share .......   $     (0.05)   $     (0.02)   $        --    $      0.02
                                            ========================================================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                               Six Months   Six Months
                                                                  Ended       Ended
                                                                 July 02,    June 26,
                                                                   2005       2004
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net earnings ...............................................   $     1    $    34
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Depreciation and amortization ............................       206        183
    Stock based compensation .................................       103         33
    Deferred tax benefit .....................................         1         --
    Changes in assets and liabilities:
      Decrease in accounts receivable ........................     1,217        801
      Increase in inventories ................................      (391)    (2,148)
      Decrease in prepaid expenses and other current assets ..       155         58
      (Increase) decrease in deferred charges and other assets        --          1
      Decrease in accounts payable ...........................      (580)       (63)
      Decrease in accrued liabilities ........................      (714)      (220)
                                                                 ------------------
        Net cash used in operating activities ................        (2)    (1,321)
                                                                 ------------------

Cash Flows from Investing Activities:
  Purchases of property and equipment ........................      (119)      (381)
  Acquisition of operating assets ............................      (637)        --
                                                                 ------------------
        Net cash used in investing activities ................      (756)      (381)
                                                                 ------------------

Cash Flows from Financing Activities:
  Net borrowings on revolving line of credit .................     1,148         --
  (Repayment) borrowing of long-term obligation ..............      (337)        49
  Proceeds from exercise of stock options ....................        87         33
  Purchase and retirement of stock ...........................        --       (135)
                                                                 ------------------
        Net cash provided by (used in) investing activities ..       898        (53)
                                                                 ------------------

  Effect of exchange rates on cash and cash equivalents ......        12        (34)
                                                                 ------------------

        Increase (decrease) in cash and cash equivalents .....       152     (1,789)

Cash and cash equivalents:
  Beginning of period ........................................     1,056      4,479
                                                                 ------------------
  End of period ..............................................   $ 1,208    $ 2,690
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

Note 2.  Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:

(In Thousands, Except Per Share Data)             Quarter Ended       Six Months Ended
                                               -------------------   ------------------
                                               July 02,   June 26,   July 02,  June 26,
                                                 2005       2004      2005       2004
                                               ---------------------------------------
Numerator for basic and diluted net earnings
  (loss) per common share, earnings (loss)
  attributable to common stockholders ......   $   (93)   $   (31)   $     1   $    34
                                               =======================================

Denominator for basic net earnings
  (loss) per common share, weighted
  average shares outstanding ...............     1,949      1,919      1,943     1,928
Effect of dilutive securities,
  employee stock options ...................        --         --        234       234
                                               ---------------------------------------
        Denominator for diluted earnings
        (loss) per common share ............     1,949      1,919      2,177     2,162
                                               =======================================

Basic earnings (loss) per common share .....   $ (0.05)   $ (0.02)   $  0.00   $  0.02
                                               =======================================

Diluted earnings (loss) per common share ...   $ (0.05)   $ (0.02)   $  0.00   $  0.02
                                               =======================================

Note 3.  Stock Options

At July 2, 2005, the Company had two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. In addition, during the second quarter of 2004 the Company adopted an equity-based incentive program allowing the issuance of some or all of the following: stock options, stock appreciation rights, performance based stock awards and restricted stock units. The 2004 plan provides for the issuance of up to 150,000 shares of common stock.

Stock option transactions are summarized as follows:

                                         Six Months Ended          Year Ended
                                          July 02, 2005        December 25, 2004
                                        ----------------------------------------
                                                  Weighted              Weighted
                                                   Average               Average
                                                  Exercise              Exercise
                                        Shares      Price      Shares     Price
                                        ---------------------------------------

Outstanding, beginning of period ....   366,914    $ 2.59     361,080    $ 2.25
  Granted ...........................    62,000      7.50      24,500      7.00
  Exercised .........................   (35,000)     2.49     (18,666)     1.80
                                        ---------------------------------------
Outstanding, end of period ..........   393,914    $ 3.37     366,914    $ 2.59
                                        =======================================

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and SFAS 148. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. During the fourth quarter of 2004, the Company elected to early adopt SFAS No. 123(R) using the modified retrospective method. Under this approach all prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees after January 1, 1995. The impact of the adoption of SFAS No. 123(R) was to reduce net income by $11 and $22 and basic earnings per share by $0.01 and $0.01 for the three and six-month periods ended June 26, 2004, respectively.

Note 4.  Reclassifications

Certain income and expense items have been reclassified, with no effect on net income or earnings per common share, to be consistent with the classifications adopted for the quarter and six months ended July 2, 2005. Such reclassifications include the treatment of certain advertising costs as reductions of revenue and warehousing expenses as cost of goods sold rather than operating expenses.

Note 5. Comprehensive Income

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

                                                             Quarter Ended         Six Months Ended
                                                           -------------------   -------------------
                                                           July 02,   June 26,   July 02,   June 26,
                                                             2005       2004       2005       2004
                                                           -----------------------------------------
Net income (loss) ......................................   $ (93)      $ (31)     $   1      $  34
Other comprehensive income
Foreign currency translation adjustments ...............     (24)        (25)        12        (34)
Unrealized gain (loss) on interest rate swap agreements,
  net of income taxes ..................................     (17)         --          4         --
                                                           ----------------------------------------
Total comprehensive income (loss) ......................   $(134)      $ (56)     $  17      $  --
                                                           ========================================

Note 6. Acquisition

On June 15, 2005, the Company purchased substantially all assets of privately-held Head-Lite, LLC ("Head-Lite"). Head-Lite is a Scottsdale, Arizona based importer and distributor of specialty lighting products consisting primarily of baseball style caps with a light source integrally installed above the bill of the cap providing for hands-free illumination. Consideration for this acquisition consisted of a cash purchase price of $700,000 and assumption of certain current liabilities primarily related to inventory. The Company utilized a combination of cash reserves and additional borrowings under its primary line of credit to consumate the purchase of Head-Lite.

This transaction was accounted for using purchase accounting and has been included in the Company's operations since the date of acquisition. The preliminary allocation of the Head-Lite purchase price is as follows:

Acquisition cost:
  Base purchase price ..........................................          $ 700
  Acquisition expenses .........................................             12
  Less working capital & cash adjustment .......................            (25)
  Less payable to seller .......................................            (50)
                                                                          -----
        Net cash price .........................................          $ 637
                                                                          =====

Allocation of purchase cost:
  Accounts receivable, net .....................................          $  75
  Inventory, net ...............................................            256
  Identified intangibles and other assets ......................             50
  Goodwill .....................................................            492
  Payable to seller ............................................            (50)
  Current liabilities assumed ..................................           (186)
                                                                          -----
                                                                          $ 637
                                                                          =====

Note 7. Operating Segments and Related Information

The Company operates in the work gloves and protective wear segment through its Boss Manufacturing Company subsidiary, which imports, markets and distributes gloves, boots, rainwear and hands-free lighting products. In addition, through Boss Pet and the Warren Pet Products division of BMHI, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its recently acquired Galaxy Balloons subsidiary, the Company also markets custom imprinted balloons, balls and other primarily inflatable products.

The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate operations are grouped into a miscellaneous column entitled, "Corporate and Other."

                       Work Gloves and                             Promotional and            Corporate
                       Protective Wear          Pet Supplies      Specialty Products          and Other                 Total
                     ---------------------------------------------------------------------------------------------------------------
                       2005        2004       2005       2004       2005       2004        2005        2004        2005        2004
                     ---------------------------------------------------------------------------------------------------------------
Quarter:
  Revenue .........  $  7,484    $  6,850   $  1,508   $  1,880   $  2,381   $    154    $     --    $     --    $ 11,373   $  8,884
  Earnings (loss)
    from operations  $   (242)   $     48   $     44   $    171   $    377   $     (9)   $   (258)   $   (200)   $    (79)  $     10
  Total assets ....    20,111      18,470      3,873      3,496      4,851                  3,365       3,812      32,200     25,778
  Intangibles .....       542          --         --         --      2,629         --          --          --       3,171         --

Year-to-Date:
  Revenue .........  $ 16,648    $ 14,904   $  4,053   $  3,640   $  4,145   $    423    $     --    $     --    $ 24,846   $ 18,967
  Earnings (loss)
    from operations  $   (103)   $    280   $    434   $    225   $    377   $     57    $   (552)   $   (468)   $    156   $     94

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, successful integration of acquired companies, unusual weather patterns which could affect domestic demand for the registrant's products, pricing policies of competitors, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. The words "believe," "expect", "anticipate", "should", "could" and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales
                                                 Quarter          Year-to-Date
          Sales by Segment                  ------------------------------------
               $(000)                        2005      2004      2005      2004
--------------------------------------------------------------------------------
Work gloves and protective wear ........     7,484     6,850    16,648    14,904
Pet supplies ...........................     1,508     1,880     4,053     3,640
Promotional & Specialty Products .......     2,381       154     4,145       423
                                            ------------------------------------
Total sales ............................    11,373     8,884    24,846    18,967
                                            ====================================

Total revenues for the three months ended July 2, 2005 increased $2,489,000, or 28% from the comparable quarter in 2004. This sales increase during the second quarter was attributable in large part to the promotional and specialty products segment, where revenues increased $2,227,000 due to the acquisition of Galaxy Balloons during the third quarter of 2004. Sales at Galaxy exceeded the comparable period in 2004, prior to the acquisition, by approximately 10%, slightly ahead of internal projections. As expected, Galaxy's second quarter sales increased over 30% from the first quarter and should reach their seasonal peak in late summer.

Second quarter sales in the Company's work gloves and protective wear segment were 9.3% ahead of the comparable period in 2004 on revenue growth of 23.2% in the domestic industrial market. This increase was primarily attributable to growth in volume with unit shipments up approximately 18%. In addition, the Company increased selling prices on selected products due to escalating import costs for certain goods such as split leathers and petroleum based items. Industrial market sales have increased due to broadening the Company's distributor customer base, product line expansion to serve application driven customer needs and strategic alliances with various buying groups and major distributors. Sales in the domestic consumer market declined by 3.2% on lower glove volume, partially offset by reduced promotional allowances as well as higher boot and rainwear volume. Consumer sales were also negatively impacted by the decision of a major retailer to discontinue its trial of CAT(R) branded gloves. Initial shipments of approximately $525,000 on this trial occurred in the second quarter of 2004, but were not repeated in 2005. Sales of CAT(R) branded products were down approximately $240,000 from the second quarter of 2004, but are essentially unchanged on a year-to-date basis and are generally in the range of management expectations.

In the pet supplies segment, sales during the second quarter of 2005 declined 19.8% compared to 2004, with sales at both Boss Pet and Warren Pet down for the quarter. The Company's largest customer in this segment placed orders earlier in the season during 2005, resulting in a shift between quarters when comparing the two years. Through two quarters, sales are well ahead of 2004 at both operations.

On a year-to-date basis, consolidated sales were up $5,879,000, or 31%, in 2005 with the bulk of this increase attributable to the Galaxy Balloon acquisition in 2004. In addition sales increased 11.7% in the work gloves and protective wear segment due to volume increases in the domestic industrial market, while sales in the pet supplies segment increased 11.3% due to the addition of new customers at Warren Pet and increased volume from existing customers at Boss Pet.

Management anticipates seasonal sales increases during the upcoming quarter in the work gloves and protective wear segment with the approach of colder weather as well as in the promotional and specialty products segment due to fall sports related activity. Sales in the pet supplies segment generally decline during the third and fourth quarters when pet owners reduce outside activities. The Company expects sales of CAT(R) branded goods to grow slightly over the balance of the year with the continued addition of new customers. To date, the Company's efforts to expand its hunting and outdoor products sales have been below expectation.

Cost of Sales

      Cost of Sales by Segment                   Quarter                            Year-to-Date
               $(000)               ------------------------------------------------------------------------
                                         2005               2004               2005              2004
                                    ------------------------------------------------------------------------
                                      $         %        $         %       $          %       $          %
                                    ------------------------------------------------------------------------
Work gloves and protective wear     5,959     79.6%    5,242     76.5%   13,016     78.2%   11,421     76.6%
Pet supplies ...................    1,191     79.0%    1,417     75.4%    2,966     73.2%    2,763     75.9%
Promotional & Specialty Products    1,545     64.9%       99     64.3%    2,831     68.3%      241     57.0%
                                    ------------------------------------------------------------------------
Total cost of sales ............    8,695     76.5%    6,758     76.1%   18,813     75.7%   14,425     76.1%
                                    ========================================================================

Cost of sales for the three months ended July 2, 2005 were up $1,937,000 from the corresponding period in 2004 due to significantly higher sales as discussed above, while increasing 0.4% as a percentage of sales. Margins declined by 3.1% in the work gloves and protective wear segment in large part because of higher costs on imported goods. Due to competitive pressure in this segment, the Company has been able to increase selling prices on a limited basis only, with costs increasing faster than selling prices. In addition, increased outbound freight expense has contributed to lower margins in the work gloves and protective wear segment. In the pet supplies segment, margins declined during the second quarter due primarily to lower sales volume, with certain relatively constant expenses, such as warehousing, up as a percentage of sales for the quarter. On a consolidated basis, increased sales in the higher margin promotional and specialty products segment partially offset the reduced margins in the Company's other segments.

For the six-month period, cost of sales decreased by 0.4% of sales due to a higher percentage of sales in the promotional and specialty products segment and improved margins in the pet supplies segment. Margins improved in the pet supplies segment due to completion of the transition to imported goods, while margins declined in the work gloves and protective wear segment due to cost increases and higher outbound freight as discussed above. Due to the present currency environment, higher costs on raw materials and labor shortages at certain foreign suppliers management anticipates continued inflationary pressure on imported goods. Selling price increases are likely to lag cost increases, with pressure on margins likely to continue in this segment.

         Operating Expenses                     Quarter                             Year-to-Date
          by Segment $(000)        ------------------------------------------------------------------------
                                         2005              2004                2005              2004
                                   ------------------------------------------------------------------------
                                     $         %        $         %        $          %       $         %
                                   ------------------------------------------------------------------------
Work gloves and protective wear    1,767     23.6%    1,560     22.8%    3,735     22.4%    3,203     21.5%
Pet supplies ...................     273     18.1%      292     15.5%      653     16.1%      652     17.9%
Promotional & Specialty Products     459     19.3%       64     41.6%      937     22.6%      125     29.6%
Corporate and other ............     258       --       200       --       552       --       468       --
                                   -------------------------------------------------------------------------
Total operating expenses .......   2,757     24.2%    2,116     23.8%    5,877     23.7%    4,448     23.5%
                                   ========================================================================

Operating Expenses

Operating expenses increased $641,000 during the second quarter of 2005 compared to the corresponding period in 2004. Of this increase, $395,000 occurred in the promotional and specialty products segment and was attributable to the Galaxy Balloon purchase. Operating expenses in this segment were in line with management projections.

In addition, operating expenses increased $207,000 during the second quarter of 2005 in the work gloves and protective wear segment. Higher commission expense on increased sales was a major factor in this increase. Further, sales start-up and promotional efforts with regard to the outdoor products line and CAT(R) branded products contributed to the increase in selling expenses. Management plans to evaluate the effectiveness of certain sales representative organizations in an effort to reduce future commission expense and will also assess the profit potential of the recently developed outdoor products line to ensure future costs incurred provide a reasonable return on investment. Operating expenses in the corporate and other segment increased $58,000 during the second quarter of 2005 due to higher stock compensation expense as well as higher legal and stockholder related expenses resulting from the heightened regulatory environment.

For the six-month period ended July 2, 2005, operating expenses increased $1,429,000 compared to the prior year. As in the second quarter, the largest portion of this increase was attributable to the Galaxy Balloon acquisition in the promotional and specialty products segment. Operating expenses increased in the work gloves and protective wear segment due to higher commission, selling payroll and other sales related expenses. These sales related expenses have played an important role in the 11.7% sales increase generated by this segment. In the corporate and other segment, operating expenses increased primarily as a result of stock compensation expense.

Earnings (Loss) From Operations

       Operating Income (Loss)                  Quarter                          Year-to-Date
          by Segment $(000)        ----------------------------------------------------------------------
                                         2005             2004              2005              2004
                                   ----------------------------------------------------------------------
                                     $         %       $        %        $         %        $         %
                                   ----------------------------------------------------------------------
Work gloves and protective wear    (242)     -3.2%     48      0.7%    (103)     -0.6%     280       1.9%
Pet supplies ...................     44       2.9%    171      9.1%     434      10.7%     225       6.2%
Promotional & Specialty Products    377      15.8%     (9)    -5.8%     377       9.1%      57      13.5%
Corporate and other ............   (258)       --    (200)      --     (552)       --     (468)       --
                                   ----------------------------------------------------------------------
Total operating income (loss) ..    (79)     -0.7%     10      0.1%     156      0.6%       94       0.5%
                                   ======================================================================

On a consolidated basis, the Company's operations generated a loss of $79,000 for the second quarter of 2005, compared to earnings of $10,000 for the same period in 2004. The Company has historically operated at a loss during warm weather months. Despite increased earnings from the acquisition of Galaxy Balloons in the promotional and specialty products segment, lower margins and increased operating expenses in the work gloves and protective wear segment coupled with lower sales in the pet supplies segment and increased corporate expenses resulted in an operating loss for the quarter.

On a year-to-date basis, earnings from operations of $156,000 increased $62,000 from 2004. Earnings in the promotional and specialty products segment increased $320,000 because of the Galaxy Balloon acquisition, while the pet supplies segment generated an increase in earnings of $209,000 on higher sales and improved margins. The increased earnings from these segments were partially offset by lower earnings in the work gloves and protective wear segment attributable to lower margins and increased selling expenses as well as higher corporate expenses primarily associated with increased stock based compensation.

Other Income and (Expense)

The Company incurred $81 in interest expense during the second quarter of 2005, an increase of $32 from the comparable period in 2004 due in large part to increased borrowings in connection with the 2004 acquisition of Galaxy Balloons, as well as higher interest rates during 2005.

Interest expense for the six months ended July 2, 2005 increased $74 from the comparable period in 2004 due to the factors noted above for the second quarter.

Taxes

During 2005, the Company has recorded income tax expense based on current federal and estimated average state income tax rates. For the second quarter, the Company recorded a combined tax benefit of $60,000. On a year-to-date basis, tax expense totaled $1,000. The federal income tax portion of the tax provision is a non-cash benefit or expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

Acquisition

On June 15, 2005, the Company purchased the operating assets of Head-Lite, LLC, ("Head-Lite") an Arizona based importer and distributor of specialty lighting products. Head-Lite's product line consists primarily of baseball style caps with a light source integrally installed in the crown of the cap providing for hands-free illumination. This product can be used for many purposes, from home use to hunting and industrial applications. Boss acquired Head-Lite for a cash purchase price of $700,000 and assumption of certain current liabilities primarily related to inventory. The purchased assets include accounts receivable, inventory, patents, trademarks and other tangible and intangible property.

The Company plans to distribute Head-Lite products through its numerous channels of distribution. Management believes these products will be a natural product line extension to the Company's consumer and industrial markets as well as the promotional and specialty products industry served by the recently acquired Galaxy Balloon subsidiary. Boss plans to use its financial, purchasing and sales resources to increase the market penetration of the unique, patented Head-Lite product line. In addition, Boss expects to move Head-Lite inventory storage and product fulfillment from Arizona to the existing Company facilities located in Illinois.

Liquidity and Capital Resources

Operating activities used $2,000 in cash through the first six months of 2005, compared to a use of $1,321,000 in 2004. The primary change from the prior year occurred in inventory, which increased $391,000 in 2005 compared to $2,148,000 in 2004 when the Company was building inventory of its new CAT(R) branded inventory as well as certain quantities of imported pet supplies inventory. Accounts receivable declined due to the normal seasonal fluctuation in the Company's work gloves and protective wear segment where sales generally peak in the fourth quarter and reach a seasonal low around June. Accounts payable and accrued liabilities declined due to the payment of various obligations, including customer sales incentives and professional fees, accrued during the fourth quarter of 2004 and paid in 2005.

Investing activities used $756,000 in the first half of 2005, compared to $381,000 during the comparable period in 2004. The Company paid $637,000 in connection with the acquisition of Head-Lite during the second quarter of 2005. Capital expenditures totaled $119,000 in 2005, with major items including new warehouse lighting to reduce electricity consumption and data mining software to improve information reporting capabilities for both remote and internal users of the Company's enterprise system. The Company currently has no material commitments for capital expenditures. During 2004, major capital expenditures included a new warehouse management software system, warehouse renovation and the purchase of a new computer to run the Company's enterprise software.

Cash provided by financing activities totaled $898,000 through the six months ended July 2, 2005. The Company borrowed cash under its revolving credit facility to fund the Head-Lite acquisition and 2005 capital expenditures.

As of July 2, 2005, the Company had $1,208,000 in cash with $1,246,000 in borrowings under its $6,000,000 revolving line of credit. The Company's availability under this line totaled $4,754,000 as of July 2, 2005. The Company's cash on hand and availability under the credit facility should provide sufficient liquidity for the Company's expected working capital and operating needs. Borrowing is expected to increase significantly during the third quarter due to seasonal working capital requirements and efforts to expand Head-Lite sales. Management anticipates a larger than normal increase in inventory during the balance of 2005 to support higher industrial market sales, projected sales to new consumer market customers and higher safety stock levels. Such safety stock increases are necessary due to more frequent delays in obtaining products from foreign suppliers and transportation congestion during the peak season.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $930,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $880,000 of the Company's term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company's revolving credit facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company's stockholders was held on Friday, June 10, 2005 in St. Louis, MO. At the meeting the stockholders voted on the following items:

1) Elected six directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

                                                       For              Withheld
                                                    ----------------------------

        G. Louis Graziadio III ...........          1,526,575            121,430
        Perry A. Lerner ..................          1,646,645              1,360
        Lee E. Mikles ....................          1,646,645              1,360
        Paul A. Novelly ..................          1,526,591            121,414
        Richard D. Squires ...............          1,626,685             21,320
        J. Bruce Lancaster ...............          1,526,599            121,406

2) Approved and ratified the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending December 31, 2005.

        1,646,508 for                              105 against     1,392 abstain

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



Dated:  August 16, 2005                        By: /s/  J. Bruce Lancaster
        -----------------                          -----------------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)