Form 10-Q
period 2005-10-01
BOSS HOLDINGS INC
filed 2005-11-15
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                                   October 1, 2005
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                  Outstanding at November 1, 2005
--------------------------------------------------------------------------------
Common Stock, $.25 par value                                1,971,957

Part I - Financial Information
Item 1. Financial Statements


Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                       October 1 ,  December 25,
Assets                                                     2005         2004
--------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents ........................    $    169     $  1,056
  Accounts receivable, net .........................       8,654        7,251
  Inventories ......................................      17,172       14,124
  Deferred tax asset ...............................       1,218        1,218
  Prepaid expenses and other .......................         404          484
                                                        ------------------------
        Total current assets .......................      27,617       24,133

Property and Equipment, net ........................       3,688        3,829

Other Assets .......................................         367          249
Intangibles, net of amortization ...................         215          200
Goodwill ...........................................       2,956        2,453
Deferred tax asset .................................       1,170        1,315
                                                        ------------------------
                                                        $ 36,013     $ 32,179
                                                        ========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable .................................    $  1,157     $  1,173
  Current portion of long-term obligations .........       4,812          762
  Accrued payroll and related expenses .............         939          853
  Accrued liabilities and other ....................       1,121        1,306
                                                        ------------------------
        Total current liabilities ..................       8,029        4,094
                                                        ------------------------

Long-Term Obligations, net of current portion ......       2,500        3,258
                                                        ------------------------

Deferred Compensation ..............................         303          222
                                                        ------------------------

Stockholders' Equity:
  Common stock, $.25 par value; 10,000,000 shares ..         496          487
  Additional paid-in capital .......................      68,103       67,776
  Accumulated (deficit) ............................     (41,523)     (41,759)
  Unearned compensation ............................        (196)         (87)
  Accumulated other comprehensive income (deficit) .          51          (62)
                                                        ------------------------
                                                          26,931       26,355
Less treasury shares, at cost ......................       1,750        1,750
                                                        ------------------------
        Total stockholders' equity .................      25,181       24,605
                                                        ------------------------
                                                        $ 36,013     $ 32,179
                                                        ========================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                    Nine Months   Nine Months
                                    Quarter Ended   Quarter Ended     Ended         Ended
                                      October 1,    September 25,   October 1,   September 25,
                                         2005          2004           2005          2004
----------------------------------------------------------------------------------------------
Net sales ........................   $    14,016    $    10,221    $    38,862    $    29,187

Cost of sales ....................        10,435          7,766         29,247         22,190
                                     --------------------------------------------------------

        Gross profit .............         3,581          2,455          9,615          6,997

Operating expenses ...............         3,088          2,353          8,966          6,801
                                     --------------------------------------------------------

        Earnings from operations .           493            102            649            196
                                     --------------------------------------------------------

Other income (expense):
  Interest income ................             4              4             17             24
  Interest expense ...............          (119)           (75)          (288)          (170)
  Other ..........................             7              3              9             18
                                     --------------------------------------------------------
                                            (108)           (68)          (262)          (128)
                                     --------------------------------------------------------

        Earnings before income tax           385             34            387             68

Income tax (expense) benefit .....          (150)         3,086           (151)         3,086
                                     --------------------------------------------------------
        Net earnings .............   $       235    $     3,120    $       236    $     3,154
                                     ========================================================

Comprehensive Income .............   $       332    $     3,184    $       349    $     3,184
                                     ========================================================

Weighed average shares outstanding     1,971,957      1,936,957      1,952,225      1,930,798

Basic earnings per common share ..   $      0.12    $      1.61    $      0.12    $      1.63
                                     ========================================================

Diluted earnings per common share    $      0.11    $      1.44    $      0.11    $      1.46
                                     ========================================================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                                       Nine Months   Nine Months
                                                                         Ended          Ended
                                                                       October 1,   September 25,
                                                                          2005          2004
-------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net earnings .......................................................   $   236      $ 3,154
  Adjustments to reconcile net earnings to net cash
    used in operating activities:
    Depreciation and amortization ....................................       323          307
    Stock based compensation .........................................       140           52
    Deferred tax expense (benefit) ...................................       131       (3,091)
    Changes in assets and liabilities, net of acquisitions:
      (Increase) decrease in accounts receivable .....................    (1,328)         227
      Increase in inventories ........................................    (2,792)      (3,410)
      Decrease (increase) in prepaid expenses and other current assets        80         (198)
      Increase in deferred charges and other assets ..................        (1)        (173)
      (Decrease) increase in accounts payable ........................      (193)         298
      Decrease in accrued liabilities ................................      (156)        (199)
                                                                         --------------------
        Net cash used in operating activities ........................    (3,560)      (3,033)
                                                                         --------------------

Cash Flows from Investing Activities:
  Purchases of property and equipment ................................      (146)        (122)
  Acquisitions .......................................................      (651)      (3,418)
                                                                         --------------------
        Net cash used in investing activities ........................      (797)      (3,540)
                                                                         --------------------

Cash Flows from Financing Activities:
  Net borrowings on revolving line of credit .........................     3,904        1,938
  (Repayment) borrowing of long-term obligation ......................      (612)       1,474
  Proceeds from exercise of stock options ............................        87           33
  Purchase and retirement of stock ...................................        --         (135)
                                                                         --------------------
        Net cash provided by investing activities ....................     3,379        3,310
                                                                         -------------------

Effect of exchange rates on cash and cash equivalents ................        91           30
                                                                         --------------------

        Decrease in cash and cash equivalents ........................      (887)      (3,233)

Cash and cash equivalents:
  Beginning of period ................................................     1,056        4,479
                                                                         --------------------
  End of period ......................................................   $   169      $ 1,246
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

Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:


(In Thousands, Except Per Share Data)

                                                     Quarter Ended               Nine Months Ended
                                               --------------------------   --------------------------
                                               October 1,   September 25,   October 1,   September 25,
                                                  2005          2004          2005           2004
                                               -------------------------------------------------------
Numerator for basic and diluted net earnings
  per common share, earnings
  attributable to common stockholders ......    $  235         $3,120           236         $3,154
                                                ==================================================

Denominator for basic net earnings
  per common share, weighted
  average shares outstanding ...............     1,972          1,937         1,952          1,931
Effect of dilutive securities,
  employee stock options ...................       257            225           242            231
                                                --------------------------------------------------
        Denominator for diluted earnings
        per common share ...................     2,229          2,162         2,194          2,162
                                                ==================================================

Basic earnings per common share ............    $ 0.12         $ 1.61        $ 0.12         $ 1.63
                                                ==================================================

Diluted earnings per common share ..........    $ 0.11         $ 1.44        $ 0.11         $ 1.46
                                                ==================================================

Note 3.  Stock Options

At October 1, 2005, the Company maintained the following equity compensation plans: a) two stock option plans adopted in 1998 providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company; and b) an equity-based incentive program adopted in 2004 allowing the issuance of up to 150,000 shares of common stock in the form of any of the following: stock options, stock appreciation rights, performance based stock awards and restricted stock units.

Stock option transactions are summarized as follows:

                                             Nine Months Ended          Year Ended
                                              October 1, 2005        December 25, 2004
                                            -------------------------------------------
                                                        Weighted               Weighted
                                                        Average                Average
                                                        Exercise               Exercise
                                             Shares      Price      Shares      Price
                                            -------------------------------------------
Outstanding, beginning of period .......    366,914    $   2.59     361,080    $   2.25
  Granted ..............................     62,000        7.50      24,500        7.00
  Exercised ............................    (35,000)       2.49     (18,666)       1.80
                                            -------------------------------------------
Outstanding, end of period .............    393,914    $   3.37     366,914    $   2.59
                                            ===========================================

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), "Share-Based Payment", which is a revision of SFAS No. 123 and supersedes APB Opinion No. 25 and SFAS 148. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant and to be expensed over the applicable vesting period. Pro forma disclosure of the income statement effects of share-based payments is no longer an alternative. During the fourth quarter of 2004, the Company elected to early adopt SFAS No. 123(R) using the modified retrospective method. Under this approach all prior periods presented have been restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS No. 123 been applied to all awards granted to employees after January 1, 1995. The impact of the adoption of SFAS No. 123(R) was to reduce net income by $11 and $33 and basic earnings per share by $0.01 and $0.01 for the three and nine-month periods ended September 25, 2004, respectively.

Note 4. Reclassifications

Certain income and expense items have been reclassified, with no effect on net income or earnings per common share, to be consistent with the classifications adopted for the quarter and nine months ended October 1, 2005. Such reclassifications include the treatment of certain advertising costs as reductions of revenue and warehousing expenses as cost of goods sold rather than operating expenses.

Note 5. Comprehensive Income

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders' equity, which for the Company is comprised of foreign currency translation adjustments and unrealized gains and losses on interest rate swap agreements. The following table summarizes the components of comprehensive income (in thousands):

                                                           Quarter Ended              Nine Months Ended
                                                     --------------------------   --------------------------
                                                     October 1,   September 25,   October 1,   September 25,
                                                       2005           2004          2005           2004
                                                     -------------------------------------------------------
Net earnings ......................................   $  235         $3,120        $  236        $3,154
Other comprehensive income
  Foreign currency translation adjustments ........       79             64            91            30
  Unrealized gain on interest rate swap agreements,
    net of income taxes ...........................       18             --            22            --
                                                      ------------------------------------------------------
Total comprehensive income ........................   $  332         $3,184        $  349        $3,184
                                                      ======================================================

Note 6.  Long-Term Obligations

The Company has a loan and security agreement (the "Credit Agreement") with a commercial bank providing a revolving credit facility of up to $6,000,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at the Bank's prime rate or, at the Company's option, LIBOR plus 2.1%. The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. As of October 1, 2005, the Company had borrowings of $4,002,000 on the revolving credit facility with remaining availability of $1,998,000 and was in compliance with all loan covenants.

The Credit Agreement expires in May 2006. Borrowings under the revolving credit facility are treated as current liabilities in the accompanying financial statements. Management expects to renew the credit facility prior to expiration.

Note 7.  Acquisition

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

This transaction was accounted for using purchase accounting and has been included in the Company's operations since the date of acquisition. The preliminary allocation of the Head-Lite purchase price is as follows (in thousands):

Acquisition cost:
  Base purchase price ..........................................          $ 700
  Acquisition expenses .........................................             26
  Less working capital & cash adjustment .......................            (25)
  Less payable to seller .......................................            (50)
                                                                          -----
        Net cash price .........................................          $ 651
                                                                          =====

Allocation of purchase cost:
  Accounts receivable, net .....................................          $  75
  Inventory, net ...............................................            256
  Identified intangibles and other assets ......................             50
  Goodwill .....................................................            503
  Payable to seller ............................................            (50)
  Current liabilities assumed ..................................           (183)
                                                                          -----
                                                                          $ 651
                                                                          =====

Note 8. Operating Segments and Related Information

The Company operates in the work gloves and protective wear segment through its Boss Manufacturing Company subsidiary, which imports, markets and distributes gloves, boots, rainwear and hands-free lighting products. In addition, through Boss Pet and the Warren Pet Products division of BMHI, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its Galaxy Balloons subsidiary, the Company also markets custom imprinted balloons, balls and other primarily inflatable products.

The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate operations are grouped into a miscellaneous column entitled, "Corporate and Other."

(in thousands)         Work Gloves and                          Promotional and         Corporate
                       Protective Wear      Pet Supplies      Specialty Products        and Other              Total
                      ----------------------------------------------------------------------------------------------------
                       2005      2004      2005      2004       2005       2004      2005       2004      2005      2004
                      ----------------------------------------------------------------------------------------------------
Quarter:
  Revenue .........   $ 9,803   $ 7,301   $ 1,443   $ 1,140    $ 2,770   $ 1,780   $    --    $    --    $14,016   $10,221
  Earnings (loss)
    from operations   $   290   $    24   $     1   $   (32)   $   468   $   348   $  (266)   $  (238)   $   493   $   102
  Total assets ....    25,106    22,426     3,654     2,925      4,982     5,438     2,271      3,987     36,013    34,776
  Intangibles .....       553        --        --        --      2,618        --        --         --      3,171        --

Year-to-Date:
  Revenue .........   $26,453   $22,205   $ 5,497   $ 4,779    $ 6,912   $ 2,203   $    --    $    --    $38,862   $29,187
  Earnings (loss)
    from operations   $   187   $   305   $   435   $   192    $   845   $   405   $  (818)   $  (706)   $   649   $   196

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

Sales

                                                 Quarter          Year-to-Date
      Sales by Segment                      ------------------------------------
          $(000)                             2005      2004      2005      2004
--------------------------------------------------------------------------------
Work gloves and protective wear ........     9,803     7,301    26,453    22,205
Pet supplies ...........................     1,443     1,140     5,497     4,779
Promotional & Specialty Products .......     2,770     1,780     6,912     2,203
                                            ------------------------------------
        Total sales ....................    14,016    10,221    38,862    29,187
                                            ====================================

Total revenues for the three months ended October 1, 2005 increased $3,795,000, or 37.1% from the comparable quarter in 2004. The Company's most significant growth for the quarter occurred in the work gloves and protective wear segment where sales were up 34.3%. Third quarter sales in the domestic consumer market of this segment increased 44.2% on growth in the customer base and increased sales of CAT(R) branded products. Through aggressive sales efforts, the Company increased its customer base in the hardware distributor channel with sales to new accounts totaling approximately $500,000 for the quarter. The acquisition costs associated with these new accounts are expected to increase the Company's sales allowances and certain selling expenses over the next twelve months. Sales of CAT(R) branded products increased approximately $350,000 during the third quarter compared to the prior year as the Company continues to build its customer base for these products. Sales in the domestic industrial market were up by 21.8% during the third quarter. This increase is attributable to expansion of the Company's distributor customer base, strategic alliances with certain buying groups and major distributors as well as product line expansion to serve specific customer needs. Sales of the recently acquired Head-Lite product line were in line with management expectations, but did not have a material impact on third quarter sales.

In the promotional and specialty products segment, third quarter 2005 sales increased $990,000, or 56%, compared to last year because the 2005 quarter includes a full quarter of Galaxy sales, while 2004 includes only a partial quarter due to the July acquisition of Galaxy. On a comparable basis including preacquisition sales, third quarter sales at Galaxy were up 15.9% from the prior year due to growth in all product lines with sports balls and accessories such as yo-yo's and ornaments providing the largest unit volume percentage growth. Galaxy continues to benefit from overall sales growth in the advertising specialties industry, its primary channel of distribution.

In the pet supplies segment, sales during the third quarter of 2005 increased $303,000, or 26.6%, due primarily to sales growth at the Company's Warren Pet operation. This sales growth was primarily attributable to the addition of a significant new customer during the year, along with increased sales to existing customers due to store growth and expanded product placement.

On a year-to-date basis, consolidated sales were up $9,675,000, or 33.1%, in 2005 with sales up significantly in each operating segment. The promotional and specialty products segment generated the largest sales increase because of the inclusion of Galaxy Balloon revenues for the full period versus only a portion of the comparable period in 2004. In addition sales increased 19.1% in the work gloves and protective wear segment due in large part to expansion of the Company's customer base in both the consumer and industrial markets. Sales in the pet supplies segment increased an additional 15% due to the addition of new customers at Warren Pet and increased volume from this segment's largest customers.

Management anticipates seasonal sales increases during the upcoming quarter in the work gloves and protective wear segment due to the cold weather months of the fourth quarter. Sales in the promotional and specialty products and pet supplies segments generally decline during the fourth quarter, though overall fourth quarter sales should equal or exceed the third quarter due to the seasonal peak in the Company's primary work gloves and protective wear segment. The Company expects sales of CAT(R) branded goods to grow slightly over the balance of the year with the continued addition of new customers. The Company's efforts to launch its new line of outdoor products have not achieved planned goals. As a result, management has ended its initiative in this area, but will continue to market a more limited line of sports and outdoor products. The termination of the outdoor products program should not have a material impact on future sales.

Cost of Sales

                                                 Quarter                              Year-to-Date
                                   -----------------------------------    ------------------------------------
                                          2005               2004              2005                2004
  Cost of Sales by Segment         ---------------------------------------------------------------------------
         $(000)                       $         %        $         %        $          %        $          %
--------------------------------------------------------------------------------------------------------------
Work gloves and protective wear     7,475     76.3%    5,700     78.1%    20,492     77.5%    17,120     77.1%
Pet supplies ...................    1,158     80.2%      937     82.2%     4,125     75.0%     3,700     77.4%
Promotional & Specialty Products    1,802     65.1%    1,129     63.4%     4,630     67.0%     1,370     62.2%
        Total cost of sales ....   10,435     74.5%    7,766     76.0%    29,247     75.3%    22,190     76.0%

Cost of sales for the three months ended October 1, 2005 declined 1.5% as a percentage of sales due primarily to improved margins in the work gloves and protective wear segment. Margins improved by 1.8% in this segment due to a higher proportion of consumer market sales compared to the comparable quarter in 2004. Consumer market sales generally provide a higher gross margin than industrial market sales, though selling expenses are typically higher resulting in comparable overall profitability. Although the overall margin improved in this segment, margins in both the consumer and industrial markets declined compared to 2004 due to higher costs on imported goods. Because of competitive pressure in this segment, the Company has been able to increase selling prices on a limited basis only, with costs increasing faster than selling prices. In addition, increased outbound freight expense has contributed to lower margins in the work gloves and protective wear segment. In the promotional and specialty products segment, a full quarter of Galaxy sales reduced reported margin by 1.7%, though margins in this segment are significantly higher than margins in the Company's other operating segments. Margins in the pet supplies segment improved during the third quarter on lower warehousing expense as a percentage of sales at Warren Pet.

For the nine-month period, overall margin increased by 0.7% of sales due to a higher overall percentage of sales in the promotional and specialty products segment and improved margins in the pet supplies segment. Margins improved in the pet supplies segment due to completion of the transition to imported goods at Boss Pet and lower warehousing expense as a percentage of sales at Warren Pet, while margins declined in the work gloves and protective wear segment due to product cost increases and higher outbound freight. Due to the present currency environment, higher costs on raw materials and labor shortages at certain foreign suppliers management anticipates continued inflationary pressure on imported goods. Selling price increases are likely to lag cost increases, with pressure on margins expected to continue in this segment.

                                              Quarter                            Year-to-Date
                                   ---------------------------------------------------------------------
                                       2005             2004               2005               2004
        Operating Expenses         ---------------------------------------------------------------------
         by Segment $(000)           $      %         $       %         $         %        $         %
--------------------------------------------------------------------------------------------------------
Work gloves and protective wear    2,038   20.8%    1,577   21.6%     5,774     21.8%    4,780     21.5%
Pet supplies ...................     284   19.7%      235   20.6%       937     17.0%      887     18.6%
Promotional & Specialty Products     500   18.1%      303   17.0%     1,437     20.8%      428     19.4%
Corporate and other ............     266     --       238     --        818       --       706       --
                                   ---------------------------------------------------------------------
        Total operating expenses   3,088   22.0%    2,353   23.0%     8,966     23.1%    6,801     23.3%
                                   =====================================================================

Operating Expenses

Operating expenses increased $735,000 during the third quarter of 2005 compared to the corresponding period in 2004. Of this increase, $461,000 occurred in the work gloves and protective wear segment. Higher commission expense on increased sales was a major factor in this increase. In addition, selling expenses increased due to costs incurred in connection with termination of the outdoor products line, the addition of staff and promotional efforts with regard to the new Head-Lite product line and increased travel and show expenses to support growth in the consumer market. Certain administrative costs, primarily payroll related, also increased in the work gloves and protective wear segment.

In the promotional and specialty products segment, operating expenses for the quarter increased due to the Galaxy Balloon purchase during the third quarter of 2004. Operating expenses in the pet supplies segment increased due in large part to artwork and design costs incurred to develop new packaging for certain products sold by Warren Pet. Higher operating expenses in the corporate and other segment were primarily attributable to higher stock compensation expense.

         For the nine-month period ended October 1, 2005, operating expenses increased $2,165,000 compared to the prior year. The largest portion of this increase was attributable to the Galaxy Balloon acquisition in the promotional and specialty products segment. Operating expenses increased in the work gloves and protective wear segment due primarily to higher commission, selling payroll and other sales related expenses. These sales related expenses have played an important role in the 19.1% sales increase generated by this segment. In the corporate and other segment, operating expenses increased primarily as a result of stock compensation expense.

Earnings (Loss) From Operations

                                                   Quarter                        Year-to-Date
                                        ----------------------------------------------------------------
                                            2005             2004             2005             2004
     Operating Income (Loss)            ----------------------------------------------------------------
        by Segment $(000)                 $       %        $       %        $       %        $       %
--------------------------------------------------------------------------------------------------------
Work gloves and protective wear .....    290     3.0%      24     0.3%     187     0.7%     305     1.4%
Pet supplies ........................      1     0.1%     (32)   (2.8%)    435     7.9%     192     4.0%
Promotional & Specialty Products ....    468    16.9%     348    19.6%     845    12.2%     405    18.4%
Corporate and other .................   (266)     --     (238)     --     (818)     --     (706)     --
                                        ----------------------------------------------------------------
        Total operating income (loss)    493     3.5%     102     1.0%     649     1.7%     196     0.7%
                                        ================================================================

On a consolidated basis, the Company generated operating income of $493,000 for the third quarter of 2005, up $391,000 from the same period in 2004. The Company has historically operated at a loss during warm weather months. However, increased earnings from the acquisition of Galaxy Balloons in the promotional and specialty products segment coupled with higher sales in the work gloves and protective wear segment resulted in positive earnings for the quarter.

On a year-to-date basis, earnings from operations of $649,000 increased $453,000 from 2004. Earnings in the promotional and specialty products segment increased $440,000 because of the Galaxy Balloon acquisition, while the pet supplies segment generated an increase in earnings of $243,000 on higher sales and improved margins. The increased earnings from these segments were partially offset by lower earnings in the work gloves and protective wear segment attributable to lower margins and increased selling expenses which more than offset the benefit of higher sales in this segment.

Other Income and (Expense)

The Company incurred $119,000 in interest expense during the third quarter of 2005, an increase of $44,000 from the comparable period in 2004 due to increased borrowings attributable to the 2004 acquisition of Galaxy Balloons and increased working capital during 2005. Higher interest rates during 2005 also increased interest expense for the quarter.

Interest expense for the nine months ended October 1, 2005 increased $118,000 from the comparable period in 2004 due to the factors noted above for the third quarter.

Taxes

During 2005, the Company has recorded income tax expense based on current federal and estimated average state income tax rates. For the third quarter, the Company recorded a combined tax expense of $150,000. On a year-to-date basis, tax expense totaled $151,000. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

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

The Company plans to distribute Head-Lite products through its numerous channels of distribution. Management believes these products will be a natural product line extension to the Company's consumer and industrial markets as well as the promotional and specialty products industry served by the recently acquired Galaxy Balloon subsidiary. Boss plans to use its financial, purchasing and sales resources to increase the market penetration of the unique, patented Head-Lite product line. In addition, Boss has moved Head-Lite inventory storage and product fulfillment from Arizona to the existing Company facilities located in Illinois.

Liquidity and Capital Resources

Operating activities used $3,560,000 in cash through the first nine months of 2005, compared to a use of $3,033,000 in 2004. After adjusting for the non-cash tax deferred tax expense recorded in 2005, earnings totaled $367,000, an increase of $304,000 from 2004. Despite improved earnings, operating activities used more cash in 2005 than in the prior year due to working capital investments in accounts receivable and inventory. Because of higher sales in 2005, accounts receivable increased through the third quarter compared to last year, resulting in a $1,328,000 use of cash. During 2005, inventory increased $2,792,000 compared to the prior year, due primarily to higher inventory levels in the work gloves and protective wear segment. Because of seasonal requirements, the Company's work gloves and protective wear inventory typically peaks in September. The Company's inventory levels have increased significantly over the past two years due to a number of factors including: 1) the addition of CAT(R) product inventory, 2) the addition of outdoor products inventory, 3) the acquisition of Galaxy, 4) the transition from manufactured to imported product at Boss Pet, 5) increased sales, 6) expanded industrial styles to support application driven sales, 7) increased cost on many products, particularly products manufactured from petroleum based products, and 8) management concerns about timeliness of shipments due to factory and transportation bottlenecks during peak season, leading to increased safety stock levels. Management plans to reduce inventory from current levels by reducing stocking levels on certain non-key styles, concentrating Company purchases with the most reliable factories, and eliminating styles with minimal sales volume. This inventory reduction initiative should begin to have an effect during the second quarter of 2006.

Investing activities used $797,000 through October 1, 2005, compared to a use of $3,540,000 during the comparable period in 2004. The Company paid $651,000 in connection with the acquisition of Head-Lite during 2005. The Galaxy Balloon acqusition resulted in a use of $3,418,000 in 2004. Capital expenditures totaled $146,000 in 2005, with major items including new warehouse lighting to reduce electricity consumption and data mining software to improve information reporting capabilities for both remote and internal users of the Company's information system. The Company currently plans to spend approximately $200,000 to replace a warehouse roof during the fourth quarter of 2005.

Cash provided by financing activities totaled $3,379,000 through the nine months ended October 1, 2005 as the Company borrowed funds under its revolving line of credit to support working capital, capital expenditure and acquisition needs.

As of October 1, 2005, the Company had borrowings of $4,002,000 under its $6,000,000 revolving line of credit, with remaining availability under this line of $1,998,000. This revolving line of credit expires in May 2006 with associated borrowings classified as current in the Company's financial statements. Management expects to renew the credit facility prior to expiration. The Company's availability under the credit facility should provide sufficient liquidity for the Company's expected working capital and operating needs. Borrowings under the revolving line of credit should decrease during the upcoming two quarters as seasonal working capital needs subside. However, the effects of management's planned inventory reductions are unlikely to have a significant impact on cash flow prior to the second quarter of 2006.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $920,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $845,000 of the Company's term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company's revolving credit facility.

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



Dated:  November 15, 2005                      By: /s/  J. Bruce Lancaster
        -----------------                          -----------------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)