Form 10-K
period 2005-12-31
BOSS HOLDINGS INC
filed 2006-03-31
CIK 916802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-K
___________

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _____ to _____ Commission File Number 0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
221 West First Street, Kewanee, Illinois 61443
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (309) 852-2133
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to section 12(g) of the Act:
Common Stock $ 0.25 par value
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ] No [ x ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ] No [ x ]

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ x ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [ x ]

     The aggregate market value of the voting and non-voting stock held by non-affiliates as of July 2, 2005 was approximately $9,040,000.

     There were 1,980,767 shares of the Registrant’s common stock outstanding as of March 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the registrant’s definitive proxy statement for its 2006 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORWARD LOOKING STATEMENTS OR INFORMATION

     Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under “Current Developments”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: pricing and availability of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant’s products and curtail imprinting operations, pricing policies of competitors, increased port and inbound transportation congestion which could delay receipt of goods and increase the cost of imported goods, the ability to attract and retain employees in key positions, growth trends in the advertising specialties industry and uncertainties and changes in general economic conditions. The words “believe,” “expect”, “anticipate”, “should”, “could” and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

PART I

ITEM 1. BUSINESS

     As used in this report, the terms “Boss” and “Company” refer to Boss Holdings, Inc. (the Registrant), a Delaware corporation, and its operating subsidiaries. The Company’s primary operating subsidiary is Boss Manufacturing Company, a Delaware corporation (“BMC”), originally established in 1893.

     The Company operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supplies business segment and promotional and specialty products segments. As described below, the Company acquired a pet supplies business in 2002, a promotional and specialty products company in 2004, and a specialty lighting products business in 2005.

WORK GLOVES AND PROTECTIVE WEAR

     Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets – consumer and industrial. The consumer market represents approximately 57% of BMC domestic gross product sales and consists of retailers ranging from convenience stores to mass merchandisers as well as hardware, and grocery stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These end-users include companies in the agricultural, automotive, energy, lumber and construction industries.

     BMC primarily markets its products through distributors and manufacturer representatives. In addition, the Company sells directly through its own sales force to certain major retail customers. BMC products are sold predominantly to customers in the United States, with the Company’s Boss Canada subsidiary generating approximately 5% of the sales in this segment.

     During the second quarter of 2005, the Company expanded its product offering in this segment by purchasing the operating assets of Head-Lite, LLC. The new Head-Lite product line consists primarily of baseball style caps providing hands-free lighting. Management believes these lighting products are a natural product line extension in the Company’s consumer and industrial markets in the work gloves and protective wear segment. During 2005, Head-Lite product sales were not a material component of total sales for this segment.

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

     Sales in the work gloves and protective wear segment have historically exhibited seasonal fluctuations. Cold weather months generally provide increased sales while warm weather historically results in reduced sales activity. Because of this seasonality, work gloves and protective wear sales tend to be higher in the Company’s first and fourth quarters while lower during the second and third quarters.

     BMC sells to a broad customer base approximating two thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2005, BMC had an open order backlog of approximately $965,000, down about $285,000 from the previous year.

     The Company ceased domestic manufacturing operations during 2000 and is now primarily an importer and marketer. Finished goods in this segment are generally widely available from a number of suppliers in various countries. The cost to import many of the goods in this segment increased during 2005, particularly split-leather products and goods produced from oil-based materials. The Company has occasionally experienced short-term limitations in the supply of certain imported products, generally due to raw material shortages. Availability of imported goods is further subject to interruptions in shipping as well as import/export documentation and clearing. The Company does not anticipate any significant shortages of purchased goods for resale in 2006.

     During the fourth quarter of 2002, the Company entered into a trademark license agreement with Caterpillar, Inc. under which the Company markets work gloves and rainwear under the CAT® trademark. Sales of CAT® products have steadily increased since their introduction in 2003, with total sales exceeding $2 million in 2005, representing over 5% of domestic sales in the work gloves and protective wear segment for the year. The Company believes that the CAT® trademark will provide additional sales growth opportunities while allowing the Company to introduce new products that are less sensitive to market pricing pressures.

     The Boss name and logo are important trademarks of the Company, which it vigorously defends in the market. In addition, BMC has various registered names and trademarks for specific products that the Company believes add substantial value in the sales and marketing efforts associated with this segment. Additional financial information on the work gloves and protective wear segment is included in the “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

PROMOTIONAL AND SPECIALTY PRODUCTS

     During the third quarter of 2004, the Company acquired Galaxy Balloons, Inc. (“Galaxy”), a Cleveland, Ohio based company operating in the promotional and specialty products segment. Galaxy provides custom imprinted balloons, balls and other inflatable products that are sold primarily into the advertising specialties industry through approximately 4,000 distributors. In addition, Galaxy has broadened its product line to include various non-inflatable imprinted items including candles, yo-yos and Christmas ornaments.

     A broad based group of end-users, from banks to hotels to schools, purchase Galaxy’s custom imprinted products for advertising and promotional purposes. Examples include miniature footballs and basketballs thrown into the crowds at sporting events and helium filled balloons given to children at restaurants. These items are imprinted with the school or company name for maximum effect.

     The advertising specialties industry includes over 20,000 distributors serving a $16 billion market that has experienced substantial growth over the past decade. This market is very competitive and Galaxy competes against companies offering similar products as well as companies offering other custom imprinted goods such as pens, t-shirts and caps. Galaxy competes on the basis of quality, both in terms of the products offered and the printing process; service, with Galaxy offering quick turn-around times as well as small minimums; and price. The products offered by Galaxy provide end-users with the opportunity to get their name in front of many potential customers for a relatively small advertising cost.

     Based on results from prior years, management expects seasonal sales fluctuations in the promotional and specialty products segment. Historically, sales in this segment reach a low point during the holiday season through January, then build to a peak in late summer. To reduce this seasonality, Galaxy has increased its product line to include Christmas ornaments, candles and other products that sell well during the fourth quarter.

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

     The Company generally has multiple sources of supply for substantially all of its product requirements in this segment. Finished goods in this segment have generally been readily available in sufficient quantities. However, the pet supplies segment is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the seasonality in this segment, the open order backlog was not material at the end of 2005 or 2004.

     Due to the market niches served by Boss Pet and Warren, these operations serve a smaller customer base with less diversification than the Company’s operations in other segments. Boss Pet’s largest customer accounted for 38% of sales in this segment during 2005 while Warren’s largest customer accounted for 15%.

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

EMPLOYEES

     As of December 31, 2005, Boss employed approximately 235 full-time associates, up about 20 from the previous year due to the higher employment levels at Galaxy. The Company employed no union employees at the end of 2005. Approximately 227 associates were located in the United States with 8 located in Canada at year-end.

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

ITEM 1A. RISK FACTORS

•	The bulk of the Company’s sales and profitability depend on its ability to import finished goods from foreign countries at competitive prices.

	•	Currently, the Company imports most of its products from China, though suppliers are available in a number of other countries. There are a number of risks inherent to importing, including 1) potential price and currency fluctuations, 2) transportation difficulties and delays, 3) customs clearing delays, 4) potential political instability and 5) health and disease problems which can impact production capabilities as well as delay shipments due to inspection requirements. A disruption in supply could cause a temporary shortage of goods available to sell until such time as alternative sources were developed.

	•	In addition, due to long lead times the Company must make purchase decisions well in advance of expected product sales. When demand is lower than expected, purchases exceed demand and inventory builds. When demand is greater than expected, product shortages develop and the Company’s shipping performance declines. Poor shipping performance can have a negative impact on customer relationships and result in price offsets from major retailers. As a result, management attempts to maintain adequate inventory levels on key styles to facilitate acceptable order fulfillment levels.

•	Competition in the Company’s operating segments is very intense and could negatively impact future operating results.

	•	In the consumer market of the work gloves and protective wear segment, Boss competes with a number of larger, well-financed companies. Due to consolidation among retailers and the growth of direct import opportunities for major retailers, the consumer market has declined in recent years with heightened competition for market share. This competition for market share in a declining market could inhibit sales growth and negatively impact margins.

	•	In the industrial market of the work gloves and protective wear segment, the country’s transition from domestic manufacturing to imported goods has negatively impacted the over-all industrial safety market served by the Company.

	•	Barriers to entry in the work gloves and protective wear market are very small. The Company competes against a substantial number of smaller, private companies with limited overhead that work on very low margins. Further, some competitors own offshore factories and seek to maintain factory efficiency and profitability, accepting minimal margins in the U.S.

•	Because of the seasonal nature of our sales, the Company relies heavily on the effects of cold weather in our primary industry segment.

	•	Substantially all of the Company’s sales in the work gloves and protective wear market are in the U.S. and are affected by seasonal weather patterns. Sales of the majority of these products increase during cold weather and decrease during warmer months. Major portions of the U.S. have experienced warmer than normal winters during the past decade, a trend that adversely affects Company sales in this segment.

•	The Company relies heavily on a small customer base in the pet supplies segment.

	•	Sales to the two largest customers in this segment represent 38% and 15% of total sales, respectively. Sales to these customers are not subject to any long-term purchase arrangements. If the Company failed to retain either of these customers, whether due to competitive forces, credit risks or other causes, the operating results in this segment would be significantly adversely affected. The Company recently transitioned a portion of its sales to the largest customer to a direct ship/container arrangement resulting in lower gross margins, but otherwise has retained good relations with this customer.

•	Acts of war, natural disaster, terrorist act, or fire at a key facility present a substantial risk to the Company.

	•	The Company’s inventory is concentrated at a few facilities, which helps the Company operate efficiently but exposes it to a concentration of risk if one of the facilities were to be damaged or destroyed by an extraordinary event such as a fire, tornado, other natural disaster or terrorist act. The Company maintains appropriate commercial insurance against such risks, but if such an occurrence were to damage or destroy a substantial portion of the Company’s inventory, the Company’s results of operation would be significantly adversely affected and replacement inventory would be difficult to obtain quickly due to the factors discussed above in connection with the Company’s importation of goods from foreign countries.

•	The Company’s stock is very illiquid with minimal float due to insider holdings.

	•	Based on reports filed with the SEC by insiders and holders of more than 5% of the Company’s stock, the officers, directors and a handful of other large shareholders own in excess of 70% of the Company’s shares on a fully diluted basis. As a result of this concentration of ownership, the Company’s common stock is very thinly traded and experiences extended periods with no transactions. This lack of public float adversely affects the liquidity of an investment in the Company’s shares.

•	Higher interest rates could have a detrimental impact on the Company’s results.

	•	The Company relies heavily on its primary line of credit to finance operations. The Company’s recent acquisitions and working capital requirements for those businesses have resulted in increased borrowings on the Company’s primary line of credit. The Board of Governors of the U.S. Federal Reserve has significantly increased rates on short-term borrowings during the past year and such interest rates could continue to climb. Because a substantial portion of the Company’s borrowings bears interest at rates tied to prime or LIBOR interest rates, this results in increased operating costs for the Company. Although the Company believes it has managed its exposure to interest rates effectively in the past, future increases in both short term and long term interest rates could negatively affect both results from operations and the Company’s ability to successfully finance future business expansions.

•	Energy cost increases negatively impact results, inbound & outbound freight, and warehousing cost.

	•	Due to both global and domestic market forces, energy costs have risen significantly during the past few years. These increased energy costs negatively impact the Company’s results for a number of reasons. Many trucking and transportation companies have levied energy cost surcharges on customers such as the Company during the last year. In many cases the Company is unable to pass outbound freight expenses on to its customers, decreasing profit margin. Similarly, increased energy costs for inbound freight and for heating and cooling at the Company’s warehouse cannot be passed on to customers directly, but only through general price increases. Because of the significant price competition in the Company’s primary markets described above, price increases have been difficult to implement, and generally involve significant time lag between incurring the increased operating expenses and implementation of price increases to cover those expenses.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     The following table shows the location, general character, square footage, approximate annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of February 28, 2006. The principal executive offices are located in Kewanee, Illinois.

			Square	Annual
Location	City	General Character	Feet	Rent	Lease Expiration
Arizona	Scottsdale	Administrative Office	500	$6,000	8/31/06
Br. Columbia,
Canada	Vancouver	Distribution	5,600	$9,000	Month-to-month
Illinois	Kewanee	Administrative Office	10,200	$—	Owned
Illinois	Kewanee	Distribution &	147,000	$—	Owned
		Administration
Illinois	Kewanee	Distribution	70,000	$—	Owned
Illinois	Kewanee	Distribution – Pet Supplies	19,000	$—	Owned
Illinois	Taylorville	Distribution	35,000	$70,000	1/2/2008
Ontario, Canada	Concord	Distribution &	11,150	$48,000	3/31/2006
		Administration
Ohio	Lakewood	Printing, Distribution &	65,000	$144,000	12/31/2009
		Administration
Ohio	Brunswick	Manufacturing, Distribution	30,000	$90,000	6/30/2010
		& Admin – Pet Supplies

     The above properties not designated as used in the pet supplies segment or printing (promotional and specialty products segment) are predominantly used in the work gloves and protective wear segment. The Company expects to renew its Concord, Canada lease upon expiration.

     Due to the addition of the CAT® product line, Head-Lite products and increased volume of both consumer and industrial shipments, the Company’s facilities in the work gloves and protective wear segment are currently at or near capacity. Management may utilize additional temporary storage to meet anticipated space requirements during the coming year.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters for security holder voting during the fourth quarter of 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock (symbol: BSHI) currently is listed on the Over-the-Counter (OTC) Bulletin Board. The Company’s common stock is not listed on any national stock exchange or on NASDAQ. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for non-listed (over-the-counter) equity securities. The OTC Bulletin Board is a reporting system for participating market makers, not an issuer listing service, and should not be confused with the NASDAQ Stock Market. Participating market makers in the bulletin board system enter quotes and trade reports on a closed computer network and the information is made publicly available through numerous websites and other locations. The OTC Bulletin Board is distinct from the “pink sheets” published by the National Quotation Bureau that also report on transactions in non-listed equity securities. OTC Bulletin Board quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Stockholders of record at March 3, 2006 numbered approximately 1,454. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

Quarterly Stock Prices
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2005 – High bid	$7.65	$9.00	$9.85	$9.00
2005 – Low bid	$7.05	$7.40	$8.45	$7.55
2004 – High bid	$7.00	$7.12	$6.80	$7.05
2004 – Low bid	$5.06	$6.40	$5.80	$6.65

     There were no repurchases of common stock during the three months ended December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

     The following table contains selected consolidated financial data for the five-year period ended December 31, 2005 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Company’s audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

	As of
	12/31/05	12/25/04	12/27/03	12/28/02	12/29/01
	(Amounts in thousands, except per share data)
Consolidated Balance Sheet Data
Working capital	$22,569	$20,039	$18,890	$18,167	$17,486
Total assets	35,441	32,179	26,798	24,531	23,164
Long-term debt, including current portion	5,706	4,020	3,183	1,462	2,377
Stockholders’ equity	25,678	24,605	20,856	20,220	18,591

	Year Ended
	12/31/05	12/25/04	12/27/03	12/28/02	12/29/01
Consolidated Statement of Operations Data
Net sales	$54,150	$42,832	$35,611	$33,180	$33,195
Cost of sales	40,600	32,108	26,607	24,833	25,512
Gross profit	13,550	10,724	9,004	8,347	7,683
Operating expenses	12,029	9,497	8,647	7,502	7,410
Operating income	1,521	1,227	357	845	273
Interest income	17	28	62	97	77
Interest expense	(428)	(267)	(149)	(113)	(298)
Other income	29	47	305	847	588
Net income before income taxes	1,139	1,035	575	1,676	640
Income tax benefit (expense)	(449)	2,688	(7)	(40)	89
Net income	$690	$3,723	$568	$1,636	$729
Basic earnings per share	$.35	$1.93	$.29	$.84	$.38
Diluted earnings per share	$.31	$1.72	$.27	$.79	$.38

     In the third quarter of 2004, the Company reduced its valuation allowance on the deferred tax asset related to net operating loss carryforwards, resulting in a $2,688,000 net tax non-cash benefit for the year. This change materially affects the comparability of 2004 net earnings with other periods. Also, the Company’s acquisition of Galaxy during the third quarter of 2004 affects the comparability of revenue and expense items with prior periods. Please refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Income Tax Expense” below.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONTENTS

     This item of the annual report on Form 10K is divided into the following sections:

  Executive Summary – Provides a brief overview of the year’s results and known uncertainties expected to have an effect on future results.

  Critical Accounting Policies – Discusses the accounting policies which management believes are the most essential to aid in understanding the Company’s financial results.

  Results of Operations – Analyzes the Company’s financial results comparing sales, operating margins and expenses to prior periods including management’s expectation of trends and uncertainties on future results.

  Liquidity and Capital Resources – Analyzes the Company’s cash flow from operating, investing and financing activities and further discusses the Company’s current and projected liquidity.

  Inflation – Reviews the impact of inflation on the Company’s reported results.

  Market Risk – Discusses the Company’s exposure to market risk sensitive instruments commonly referred to as derivatives.

Executive Summary

     The Company’s financial results provide clear evidence of management’s emphasis on growth over the past two years with 2005 sales up over 26% from the prior year, following 20% revenue growth in 2004. The acquisition of Galaxy Balloons in the third quarter of 2004 contributed significantly to the Company’s overall sales growth in both years. In addition, the Company generated revenue increases of over 15% during 2005 from operations in both its primary work gloves and protective wear segment and the pet supplies segment.

     While sales increased in 2005, margins in the Company’s work gloves and protective wear segment declined roughly 1% because of higher import costs on certain goods as well as increased outbound freight and warehousing expenses. Further, to generate higher sales, the Company incurred substantially increased selling expenses during 2005, particularly in the work gloves and protective wear segment. This increase was partially attributable to an unsuccessful attempt to launch an expanded line of sports and outdoor products largely discontinued during the third quarter. Because of reduced margins and increased selling expenses, operating income in the work gloves and protective wear segment declined compared to 2004.

     Operating earnings in the promotional and specialty products segment essentially doubled on the strength of a full year’s contribution from Galaxy, with this operation generating results well ahead of management’s projections. In addition, sales growth led to increased operating income in the pet supplies segment. Improved earnings in these two segments led to higher overall operating income, with the Company generating $1,521,000 in operating earnings on a consolidated basis, the largest reported in its history as a public company.

     Because of higher interest rates and increased borrowings in 2005, interest expense increased $161,000 during the year. Higher interest expense offset the bulk of the increase in operating income with income before tax of $1,139,000 up $104,000 from 2004. The Company recorded 2005 tax expense of $449,000 reflecting normal tax rates. The bulk of this expense reduces the accrued federal income tax benefit recorded during the third quarter of 2004.

     For the year, Boss generated net income of $690,000, or $0.35 basic earnings per share, a significant decline from 2004 earnings which included a tax benefit of $2,688,000.

     Boss continued its pursuit of strategic acquisitions to promote growth during 2005 with the purchase of Head-Lite, completed in the second quarter. Head-Lite markets a unique, patented line of specialty lighting devices consisting primarily of baseball style caps equipped with a hands-free lighting mechanism. These products should be a natural product line extension in the Company’s consumer and industrial markets. The Company plans to use its financial, purchasing and sales resources to increase the market penetration of this unique product. Management believes expansion into specialized, unique products such as Head-Lite and internationally recognized branded products, such as CAT®, should lead to improved profitability in the Company’s primary operating segment.

     The Company’s aggressive growth and acquisition activities over the past two years have generated significantly higher revenues, but reduced liquidity. During 2005, the Company’s total long-term debt increased $1,686,000 in 2005 while cash declined by $1,056,000, with no cash on hand at the end of the year. In addition to the Galaxy and Head-Lite acquisitions, higher working capital including increased inventory and accounts receivable led to an increased use of funds during the year. These items are discussed in further detail in the Liquidity and Capital resources section that follows. Subsequent to year-end, management negotiated an increase in its available line of credit on significantly improved terms with the Company’s primary lender. The Company’s investment in customer incentives, bonus commissions and other selling expenses to achieve higher sales in 2005 should improve the Company’s future profitability and ultimately improve the Company’s liquidity and financial position, if the Company maintains its broader customer base in the future.

     Management anticipates the following key factors to affect the Company’s 2006 results: 1) the trend of higher costs on certain imported goods, particularly in the work gloves and protective wear segment, 2) the Company’s ability to counter margin erosion through higher selling prices, 3) the trend of increased selling and administrative expenses and management’s efforts to control these costs, 4) the trend of increased working capital and management’s ability to improve asset utilization in this area to reduce fund requirements, 5) continued acceptance of CAT® products in the domestic market and expansion into international markets, 6) the trend of major retailers to import products on a direct basis, 7) sales and marketing initiatives to promote Head-Lite sales and 8) the success of new products in the promotional and specialty products segment.

     Overall, management anticipates more modest sales growth in the coming year with operating expenses more stable than 2005. Margins are likely to remain volatile in 2006, with cost increases continuing in a number of products. By focusing on improved customer profitability, supply chain efficiency, better inventory utilization and sales growth in higher margin areas management expects improved 2006 operating results.

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

     Significant accounting policies which management believes are the most critical to aid in fully understanding and evaluating the Company’s reported financial results include the following:

Revenue Recognition

     The Company recognizes revenue from product sales at the time of shipment based on standard terms of FOB shipping point, with title passing to the customer at time of shipment. Management records estimated reductions to revenue for various customer programs and incentive offerings primarily in the consumer market of the work gloves and protective wear segment. These programs include the following:

  Rebates and other volume-based incentives – the Company records a revenue reduction and associated accrued liability each period based on the estimated rebate total. Rebates paid are then charged to the accrued liability. Each quarter, management compares the accrued liability balance to the estimated rebates payable compiled for all customers and makes adjustments as appropriate to revenues and the accrued rebate liability.

  Terms discounts – the Company offers cash discounts to certain customers, recorded as revenue reductions in each period with an associated accounts receivable allowance. Management periodically analyzes this allowance account to ensure its adequacy, adjusting sales and the accounts receivable allowance when appropriate.

  Cooperative advertising and marketing allowances – the Company supports certain customer advertising and marketing initiatives to promote product sales at retail. In many cases, customers advertise Company products using mutually agreed specifications such as the Boss logo and tradenames, with the Company then reimbursing a portion of the advertising cost incurred by the customer. The Company also supports various other advertising and marketing initiatives to promote sales. All such costs are treated as a reduction of revenues for accounting purposes.

  To a lesser extent, the Company occasionally utilizes additional incentives to increase market share such as buying back a competitor’s inventory from a new customer, offering conversion allowances and providing other new customer incentives. Such methods are common in certain retail industry channels. All such costs are treated as a reduction of revenues for accounting purposes.

     As of December 31, 2005, the Company’s accrual for customer advertising and promotional activities totaled $669,000. The Company has received no material allowances or credits from any vendors in connection with the purchase or promotion of such vendor’s products.

Accounts Receivable

     Management performs ongoing customer credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of available credit information. The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are evaluated to determine the total amount reserved. First, the Company evaluates specific accounts on which available information indicates that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, the Company records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. The Company has consistently applied these percentages for a number of years and management believes the results adequately provide for expected unrecoverable accounts. However, should circumstances change, for example an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company, management’s estimate of the recoverability of amounts due the Company could be reduced by a material amount. As of December 31, 2005, the Company’s bad debt allowance totaled $291,000.

Inventories

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method using a standard cost system. To facilitate up-to-date costing in the current rapidly changing environment, standards are updated upon receipt of goods when the cost of the goods received represents a material change from the current standard. Inventory gains and losses associated with these standard cost changes are amortized in an effort to match the impact of such gains and losses with the associated impact on margin recorded in the statement of income. Management periodically reviews inventory quantities on hand and records a provision for excess, slow-moving and obsolete inventory based primarily on forecasted product demand. As of December 31, 2005, the inventory valuation allowance totaled approximately $821,000. Should forecasted product demand prove inaccurate, the Company may be unable to realize the recorded value of certain products included in inventory.

Deferred Taxes

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 1995 through 1997, the Company has available NOL carryforwards of $29,582,000 as of December 31, 2005.

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

     Because of the Company’s profitability trend from traditional operating segments and projected profitability from the Galaxy acquisition, management concluded during the third quarter of 2004 that the Company would likely utilize approximately 25% of its available NOL carryforwards. Accordingly, the Company reduced its valuation allowance by $3,127,000 and recognized a commensurate tax benefit. In all subsequent periods, for book purposes the Company will record income tax expense on earnings at normal rates, approximately 39% currently, and reduce the related deferred tax asset. The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability.

     Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until complete utilization of the NOL benefit.

Goodwill

     In connection with its purchases of Galaxy during 2004 and Head-Lite, LLC., during 2005, the Company has recorded goodwill of $3,180,000. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize the goodwill associated with these acquisitions since it has an indefinite life. Instead, management will test goodwill for impairment in the fourth quarter of each year, or if certain circumstances indicate the existence of a possible impairment. Management’s impairment test will consider the carrying value of each acquisition, including goodwill, in relation to its fair value based upon earnings generated.

Results of Operations

Sales
Sales by Segment $(000)	2005	2004	2003
Work Gloves & Protective Wear	38,045	32,535	29,764
Pet Supplies	6,940	6,028	5,127
Promotional & Specialty Products	9,165	4,269	720
Total Sales	54,150	42,832	35,611

2005 Compared to 2004

     Consolidated sales increased 26.4% in 2005 compared to the prior year. Revenue growth in the work gloves and protective wear segment was the largest contributing factor to the Company’s overall sales growth. The third quarter 2004 acquisition of Galaxy in the promotional and specialty products segment also played a significant role in the consolidated sales growth. In addition, the Company generated a 15.1% sales increase in the pet supplies segment.

     Sales in the work gloves and protective wear segment increased $5,510,000, or 16.9%, with revenues up in both the industrial and consumer markets served by Boss. The largest sales growth in this segment occurred in the domestic industrial market, with sales up 21% on a 17% increase in unit volume. The positive sales trend in this market from prior years accelerated in 2005, with pricing and volume both up during the year. The Company increased prices on a number of products in connection with cost increases experienced on various goods, particularly products constructed from split leather, latex and petroleum based products such as PVC and polyester.

     The Company has continued to broaden its industrial distributor customer base in recent years by offering more specialized products, expanding its trade show presence, participating in industry specific buying groups and supporting distributor efforts to educate end-users about application specific products. In addition, the Company has significantly expanded its presence in the hardware distributor channel serving the industrial and safety market, with significant sales growth from this channel during 2005. While increasing sales, these efforts have also increased selling and warehousing expenses.

     The Company reversed its previous sales trend in the domestic consumer market, increasing sales by 14% during 2005 compared to the prior year, with sales up 11% in the Company’s traditional customer base and 17% in CAT® branded goods. Through aggressive sales and promotional efforts, the Company increased its penetration in the hardware wholesale channel in 2005, adding several new customers and expanding its relationship to be the primary supplier with certain existing accounts. Harsh weather conditions in the fourth quarter, both from increased hurricane activity in markets served by the Company’s customers as well as colder than normal winter weather in the northeastern and mid-west regions favorably impacted sales.

     Sales of CAT® branded products totaled $2,200,000 in 2005, despite the loss of the Company’s largest customer for CAT® goods from 2004. The Company significantly expanded its CAT® customer base, increasing penetration in a number of channels of distribution including hardware distributors, convenience stores and truck stops. The CAT® name is globally recognized and provides a number of new market opportunities to the Company, both domestically and internationally.

     During 2004 and 2005, the Company developed an expanded line of sports and outdoor products in an effort to promote sales growth. After evaluating initial sales efforts, the Company concluded that the profit potential from this new line did not meet management objectives and eliminated the sales team assembled to launch these products. The more successful items from this line will be retained with sales responsibility returned to the existing consumer sales team.

     The Company anticipates a continued favorable sales trend in the work gloves and protective wear market, though at growth levels below that achieved in 2005. Management expects to increase selling prices in the work gloves and protective wear segment during 2006 as product costs continue to increase. Latex and oil based products such as PVC are likely to be particularly volatile. Currency instability could also impact costs, with a revaluation in Chinese currency expected during the year. Higher selling prices combined with a broader customer base should lead to continued sales growth in the coming year, though margin pressure will likely persist through 2006.

     Sales in the promotional and specialty products segments increased $4,896,000 because 2005 includes a full year of sales from Galaxy, while 2004 only included the five month period subsequent to the acquisition. Galaxy sales totaled $8,885,000 in 2005, up 11.5% from 2004 including sales prior to the acquisition. This performance exceeded management projections with sales of balloons and sports balls providing the bulk of sales growth during the year on a comparable increase in unit volume.

     The Company plans to add several additional items to the Galaxy product line in 2006. Management anticipates continued growth in this segment based on sales potential from new products and projected growth in the advertising specialty industry served by Galaxy.

     Though smaller in dollar impact, the Pet Supplies segment continued to generate excellent sales growth in 2005 with revenues up $912,000, or 15.1%, compared to 2004. This increase was primarily attributable to Warren Pet, where sales were up 35% with new customer sales in the dollar store retail channel accounting for the majority of this increase. Boss Pet sales grew 4.3% during 2005 due primarily to higher volume at this operation’s largest customer.

2004 Compared to 2003

     The Company generated increased sales in each operating segment during 2004, with total sales of $42,832,000 up $7,221,000, or 20.3% . The largest increase occurred in the promotional and specialty products segment with the third quarter 2004 acquisition of Galaxy accounting for the sales growth in this segment. In addition, both the pet supplies and work gloves and protective wear segments provided significant sales growth for the year.

     The Company acquired Galaxy on July 30, 2004. The Galaxy acquisition enabled the Company to expand into a new product line and new channel of distribution. Galaxy markets custom imprinted inflatable products such as balloons and beach balls as well as certain other products including ornaments and candles sold primarily in the advertising specialties industry.

     Galaxy revenues totaled approximately $3,700,000 for the five-month period subsequent to the acquisition. Sales in this segment typically reach a seasonal peak at the end of the third quarter, then decline reaching a low during the holiday season through January. Thus the sales and profitability for the five-month period in 2004 may not be indicative of full-year results.

     In the work gloves and protective wear segment sales increased $2,771,000, or 9.3%, during 2004. This sales growth was attributable to increased revenue in the domestic industrial market and sales of CAT® branded products.

     Sales in the domestic industrial market of the work gloves and protective wear segment increased 9.3% in 2004 compared to the prior year on a 16% increase in unit volume. Despite selling price increases on a number of items during 2004, a shift in sales mix to lower cost goods, particularly in rainwear products, more than offset the selling price increases. After a long-term trend of decreasing import costs from 1998 through 2003, the cost of many imported goods constructed from split leather and petroleum based products, such as polyester and PVC, began to rise in 2004. In response, the Company increased certain selling prices in an effort to maintain margins. The Company’s 2004 revenue growth in this market resulted from higher selling prices as well as expanded sales efforts.

     During 2004, the Company’s efforts in developing CAT® branded gloves and rainwear yielded positive results. The process of obtaining the CAT® license and developing appropriate products took longer than anticipated. However, initial customer reaction during 2004 was very favorable with sales totaling approximately $1,900,000. The bulk of these sales occurred in the domestic market. Management believes there is a significant international demand for CAT® goods, particularly in Europe.

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

     Sales in the pet supplies segment increased $901,000, or 17.6%, in 2004 compared to 2003 on sales growth from the Company’s Boss Pet operation. Boss Pet sales increased approximately $1,141,000 from 2003 on increased volume attributable primarily to the addition of new customers. In addition, sales to the largest customer in this segment increased approximately 10%. Boss Pet sales during 2004 consisted primarily of pet restraints, though the Company has developed certain shampoo and chemical products to broaden its product offering.

     Warren Pet sales declined about $240,000 during 2004 due to lower volumes from existing customers as several of the retailers served by Warren experienced sales declines attributable in part to extreme weather conditions in the southeast.

Gross Margin

	2005		2004		2003
Gross Margin by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	8,877	23.3%	7,865	24.2%	7,445	25.0%
Pet Supplies	1,569	22.6%	1,324	22.0%	1,274	24.8%
Promotional & Specialty Products	3,104	33.9%	1,535	36.0%	285	39.6%
Total Gross Margin	13,550	25.0%	10,724	25.0%	9,004	25.3%

2005 Compared to 2004

     In total, margins were unchanged as a percentage of sales during 2005 due to increased sales in the higher margin promotional and specialty products segment. However, margins declined in the Company’s two largest operating segments during the year.

     As expected, product costs increased during 2005 in the work gloves and protective wear segment. Although the Company increased selling prices during the year, these increases generally lagged product cost increases due to competitive pressure, resulting in lower margins. Margins declined in both the consumer and industrial markets of the work gloves and protective wear segment. In addition, freight and warehousing both increased during the year, negatively impacting margins. Freight expenses increased due primarily to higher fuel surcharges levied by freight lines because of increased diesel prices during the year. Warehousing increased because of higher inventory levels requiring increased utilization of third party warehousing as well as higher handling costs on the increased volume of shipments in this segment.

     In the promotional and specialty products segment, margins declined in 2005 compared to 2004 due primarily to the seasonality of the Galaxy business. The Company acquired Galaxy at the beginning of its peak season in 2004, resulting in higher reported margins. During the first half of 2005 when sales activity was lower, margins were somewhat lower due to fixed expenses such as rent, utilities and depreciation, which represent a higher proportion of total expenses in those periods of lower business activity.

     Margins in the pet supplies segment improved slightly during 2005 due in large part to increased sales at Warren Pet, with fixed expenses such as warehousing down as a percentage of sales.

2004 Compared to 2003

     On a consolidated basis, the Company’s sales growth in all operating segments resulted in a gross margin increase of $1,720,000 in 2004 compared to the prior year. However, overall gross margin declined as a percentage of sales by 0.3% due to lower margins in the work gloves and protective wear segment and pet supplies segment.

     Margin erosion in the work gloves and protective wear segment was predominantly attributable to the consumer market. The Company increased sales to several bulk oriented, lower margin customers in this market during the year, which reduced gross margins. In addition, costs increased on many imported goods in the work gloves and protective wear segment. Management anticipates further margin erosion in this segment as more large customers import products on a direct basis and import costs continue to rise.

     In the pet supplies segment, 2004 margins declined due primarily to increased warehousing expenses during the year at Boss Pet. Inventory levels and associated storage and handling expenses rose in connection with the Company’s transition to imported goods at Boss Pet. Product cost was more stable in this segment than in the work gloves and protective wear segment.

     Margins declined in the promotional and specialty products segment in 2004 because of the Galaxy acquisition. Though margins at this operation are lower than the Company’s Boss Balloon operation, margins in this segment are the most favorable in the Company and provide excellent overall returns.

Operating Expenses

	2005		2004		2003
Operating Expense by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	7,875	20.7%	6,556	20.2%	6,351	21.3%
Pet Supplies	1,213	17.5%	1,113	18.5%	1,091	21.3%
Promotional & Specialty Products	1,912	20.9%	908	21.3%	237	32.9%
Corporate & Other	1,029	—	920	—	968	—
Total Operating Expense	12,029	22.2%	9,497	22.2%	8,647	24.3%

2005 Compared to 2004

     On a consolidated basis, operating expenses increased by $2,532,000 in 2005 compared to the prior year. Higher operating expenses in the work gloves and protective wear segment represented the majority of this increase. Operating expenses in this segment increased due primarily to higher sales related expenses. Such sales related expenses included the following:

  Commissions – commission expense increased approximately $300,000 during the year due primarily to the $5,509,000 sales increase in the work gloves and protective wear segment. As a percentage of sales, the commission rate on incremental sales is higher than normal due to bonus commissions paid on new sales to promote sales growth and increased utilization of manufacturer representatives in the industrial market. Management expects commissions to decline as a percentage of sales in 2006.

  Selling payroll – to support increased sales, the Company expanded its sales staff in both the consumer and industrial markets resulting in a $100,000 increase in payroll expense. In addition, the Company retained staff in connection with the second quarter acquisition of Head-Lite resulting in a further $80,000 increase in selling payroll expense.

  Other selling and marketing expenses – the Company incurred increases in various other sales related expenses totaling approximately $340,000 to promote sales growth. These expenses included point of sale displays, industry and customer show related expenses, travel, advertising, catalog and royalty expense.

  New sports and outdoor product line – the Company incurred $250,000 in costs to develop and promote this new line in 2005, an increase of $150,000 compared to 2004. Management anticipates no further expenditures in this area.

     Though sales related expenses increased significantly during the year, management believes the sales growth achieved through its initiatives in this area should result in improved future profitability in the work gloves and protective wear segment. In addition to sales related expenses, administrative payroll increased during 2005 due in part to an additional week of compensation during the fiscal year and higher payroll taxes as well as routine salary increases.

     In the promotional and safety products segment, operating expenses increased by $1,004,000 during 2005 compared to the prior year because 2005 includes a full year of Galaxy operating expenses. Galaxy’s operating expenses were in line with management projections and were slightly lower as a percentage of sales than recorded in 2004.

     Operating expenses increased by $100,000 in the pet supplies segment for 2005 due primarily to costs incurred in connection with Warren Pet’s redesigned product labeling. Management believes the newly designed product offering, which utilizes a fresh, targeted branding approach, should allow improved market penetration in channels not currently served by Warren Pet. Though gross operating expenses increased in this segment, as a percentage of sales operating expenses declined during 2005.

     In the corporate and other segment, 2005 operating expenses increased by $109,000 due to higher stock compensation expense recorded during the year, primarily relating to the calculated fair value of stock options granted in 2005.

2004 Compared to 2003

     Consolidated operating expenses increased $850,000 in 2004 compared to 2003 due primarily to the Galaxy acquisition, with operating expenses also up in the pet supplies segment. In the promotional and specialty products segment, operating expenses increased $671,000 because of Galaxy expenses, which were in line with management projections prior to the acquisition. This operation has a lower overhead structure than the Company’s other segments due in part to the customer base served and sales channel structure.

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

     Operating expenses in the work gloves and protective wear segment increased $205,000 during 2004 due to higher sales related expenses. Selling expenses increased due to higher sales as well as the Company’s development of new sports and outdoor related products. In the corporate and other segment, operating expenses declined by $48,000 due in part to lower legal expenditures during the year. Overall operating expenses declined as a percentage of sales to 22.2% .

Operating Income

	2005		2004		2003
Operating Income (Loss) by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	1,002	2.6%	1,309	4.0%	1,094	3.7%
Pet Supplies	356	5.1%	211	3.5%	183	3.6%
Promotional & Specialty Products	1,192	13.0%	627	14.7%	48	6.7%
Corporate & Other	(1,029)	—	(920)	—	(968)	—
Total Operating Income	1,521	2.8%	1,227	2.9%	357	1.0%

2005 Compared to 2004

     Continuing its trend of improved earnings, Boss generated an increase of $294,000 in operating earnings during 2005 compared to 2004. Earnings increased in the promotional and specialty products due to the full year earnings from Galaxy and in the pet supplies segment because of increased sales volume. These increases more than offset the decline in earnings in the work gloves and protective wear segment attributable to lower margin and increased selling expenses and in the corporate and other segment resulting from higher stock compensation expense.

2004 Compared to 2003

     The Company generated an increase in consolidated operating income of $870,000 because of earnings growth in the promotional and specialty products segment and the work gloves and protective wear segment. The Galaxy acquisition provided the bulk of the earnings growth in the promotional and specialty products segment, while sales growth in the CAT® line and the domestic industrial market generated improved earnings in the work gloves and protective wear segment. Increased earnings in the pet supplies segment attributable to higher sales from the Company’s Boss Pet operation as well as reduced corporate expenses also favorably impacted earnings.

Other Income (Expense)

     During 2005, interest expense increased by $161,000 in comparison to the prior year because of higher interest rates and higher borrowings. The Company’s borrowing level has increased because of the Galaxy and Head-Lite acquisitions and higher working capital requirements with inventory up significantly from 2004.

     Interest expense increased by $118,000 during 2004 because of higher borrowings and increased interest rates. Borrowings increased due to funds borrowed in connection with the Galaxy acquisition as well as revolving fund borrowings to support working capital requirements.

Income Tax Expense

     The Company recorded income tax expense of $449,000 in 2005 based on current federal and estimated average state income tax rates. The federal income tax portion of the tax provision is predominantly a non-cash expense because of the Company’s net operating loss (“NOL”) carryforwards.

     Due primarily to losses incurred prior to 1998, the Company has available for U.S. income tax purposes NOL carryforwards of approximately $29,582,000. Prior to 2004, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company’s likelihood of realizing a material portion of the NOL available. Because of the Company’s profitability in more recent years and projected earnings from the Galaxy acquisition, management concluded during the third quarter of 2004 that the Company is more likely than not to utilize approximately 25% of its available NOL. Based on this conclusion, the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $3,127,000. On subsequent earnings, the Company recorded income tax expense at normal rates and reduced the deferred tax asset accordingly, resulting in a net tax benefit of $2,688,000 for 2004.

     Shareholders and other users of the Company’s financial statements should carefully consider the effect of non-cash tax entries when comparing reported results for those years presented in the accompanying financial statements.

Liquidity and Capital Resources

2005 Compared to 2004

     Cash flows from operating activities used cash of $1,840,000 during 2005 due to funds expended to support working capital requirements. Continued higher inventory levels in the work gloves and protective wear segment represented the bulk of the increase in working capital during the year and resulted from the following factors: 1) additional product styles to broaden the Company’s product offering, particularly in the industrial market, 2) increased inventory carrying levels to support higher sales volume and anticipated future growth, 3) higher carrying cost due to purchase price increases, and 4) increased inventory carrying levels on certain products constructed of raw materials in short supply during portions of the year to ensure availability. Working capital also increased because of higher accounts receivable at the end of 2005. This growth in receivables was primarily due to higher sales during the fourth quarter of the year. Management plans to improve inventory turnover and reduce the Company’s investment in working capital during the coming year.

     Cash flows from investing activities used cash of $1,080,000 in 2005 with acquisitions representing the bulk of this total. The Company acquired Head-Lite in the second quarter of the year for a cash purchase price of $700,000 plus various legal and other acquisition costs. In addition, the Company recorded a $200,000 earn-out, payable in the first quarter of 2006, to the former owner of Galaxy based on 2005 earnings performance. Purchases of property and equipment totaled $371,000 during 2005 with major expenditures including a new roof and lighting at the Company’s 70,000 square foot Kewanee distribution building, production equipment at Galaxy and computer software to improve remote communications as well as electronic data interchange capabilities at the Company’s headquarters.

     Financing activities provided cash of $1,773,000 in 2005 as the Company borrowed funds to support its acquisition activities and working capital requirements. These funds were borrowed primarily from the Company’s revolving line of credit.

     Over the past two years, the Company has utilized its cash on hand and increased borrowings for acquisitions and working capital increases, which have been instrumental in the Company’s revenue growth. Boss ended the year with no cash on hand and borrowings of $2,302,000 under its $6,000,000 revolving credit facility. At the end of 2005, the Company was in compliance with the revolving credit facility’s covenant requirements. Subsequent to year-end, management renegotiated this facility, increasing the total line available to $7,000,000 and extending the term until 2009 on improved terms. While the Company’s liquidity has declined over the past two years, management believes the revolving credit facility should provide sufficient liquidity for anticipated obligations during 2006. The Company does not have material commitments for future capital expenditures. As of December 31, 2005, the Company held in trust approximately $321,000 in marketable securities representing deferred compensation benefits for certain Company executives, directors and counsel. Such benefits are payable upon termination of employment or services.

     On a longer-term basis, the Company expects to generate sufficient cash from operations to meet the needs of its existing business operations. However, certain potential growth and expansion plans, if implemented, could require the Company to obtain additional funding sources such as increased bank lines of credit, the issuance of additional capital stock, or the issuance of public or private debt. There can be no assurance that any of these funding sources will be available to the Company when and if required.

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

Contractual Obligations

     Following is a table summarizing the Company’s contractual obligations and commercial commitments. The long-term debt and capital lease obligation payments include projected interest at the contractual rate, or for floating rate obligations include interest at the year-end rate. Interest on the revolving line of credit is based on the Company’s borrowings as of year-end.

		Payments Due Period
		Less
Contractual Obligations		Than 1	1-3	4-5	After 5
$(000)	Total	Year	Years	Years	Years
Long-Term Debt Obligations	6,556	1,010	1,423	3,880	243
Capital Lease Obligations	199	140	59	—	—
Operating Lease Obligations	1,166	323	537	306	—
Total Contractual Cash Obligations	7,921	1,473	2,019	4,186	243

		Amount of Commitment
		Expiration Per Period
	Total	Less
Other Commercial Commitments	Amount	Than 1	1-3	4-5	After 5
$(000)	Committed	Year	Years	Years	Years
Licensing Commitments	750	200	550	—	—
Purchase Obligations	7,072	7,072	—	—	—
Total Commercial Commitments	7,822	7,272	550	—	—

Inflation

     The Company does not believe that the moderate rates of inflation experienced in the United States over the last three years have had a material effect on its net sales or profitability. The Company obtains finished goods from various foreign countries to minimize the impact of inflation in any region, though costs of certain goods have increased over the past two years and are expected to rise further in the coming year. Such cost increases may have a negative impact on future profitability.

Off Balance-Sheet Arrangements

     The Company has no material off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary market risk exposure consists of changes in short-term prime and LIBOR interest rates on certain borrowings that bear interest at floating rates. During 2004, the Company borrowed $1,750,000 under a term loan from its primary lender in connection with the Galaxy acquisition. The Company entered into an interest rate swap agreement that effectively fixed the interest rate on approximately $1 million of the initial term loan at 6.32% . The face value of the swap agreement declines ratably with the term loan principal. An increase of one percent per annum in the effective interest rate would increase the Company’s annual interest approximately $10,000 on the floating portion of the term loan. The Company’s revolving credit facility also bears interest at a floating rate of interest.

     During 2003, the Company entered into an interest rate swap agreement related to its mortgage note in the original amount of $1,040,000 on Kewanee warehouse facilities. The swap is utilized to effectively fix the interest rate on this debt at 5.83% .

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and schedules of the Company and its Accountants’ Opinion are set forth in Part IV, Item 15, of this Report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets – as of December 31, 2005 and December 25, 2004.

(iii)	Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003.

(iv)	Notes to the Consolidated Financial Statements.

(v)	Schedule II – Valuation and Qualifying Accounts.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 240.13a -15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing in the Company’s Definitive Proxy Statement prepared in connection with its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Election of Directors”, “Executive Officers”, “Compliance with Section 16(a) of the Exchange Act” and “Code of Ethics” is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
Report of Independent Registered Public Accounting Firm attached as page F-2 to this report.

Financial Statements attached as pages F-3 through F-22 to this report:

Consolidated Balance Sheets – as of December 31, 2005 and December 25, 2004;

Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 31, 2005, December 25, 2004 and December 27, 2003; and

Notes to the Consolidated Financial Statements.

(2) Schedule II – Valuation and Qualifying Accounts attached as page F-23 to this report.

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
J. BRUCE LANCASTER, Chief Financial Officer, Director
Date: March 31, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/s/ G. LOUIS GRAZIADIO III
G. LOUIS GRAZIADIO III
Chairman of the Board and President,
Principal Executive Officer
Date: March 31, 2006

By (Signature and Title)	/s/ PERRY A. LERNER
PERRY A. LERNER, Director
Date: March 31, 2006

By (Signature and Title)	/s/ LEE E. MIKLES
LEE E. MIKLES, Director
Date: March 31, 2006

By (Signature and Title)	/s/ PAUL A. NOVELLY
PAUL A. NOVELLY, Director
Date: March 31, 2006

By (Signature and Title)	/s/ RICHARD D. SQUIRES
RICHARD D. SQUIRES, Director
Date: March 31, 2006

INDEX TO EXHIBITS

(3) (i) Articles of Incorporation

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form SB-2 - Registration No. 33-73118-A)

3.1.1	Amendment to Certificate of Incorporation, dated December 7, 1998 (incorporated by reference from the Company’s Form 10-K for the year ended December 26, 1998)

3.1.2	Amendment to Certificate of Incorporation, dated June 30, 2000 (incorporated by reference from the Company’s Form 10-Q for the quarter ended July 1, 2000)

(3) (ii) By-Laws

3.2	By-Laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 -Registration No. 33-73118-A)

(10) Material Contracts

10.1	1998 Incentive Stock Option Plan, as amended (incorporated by reference from the Company’s Registration Statement on Form S-8 dated February 1, 2001)

10.2	1998 Non-Employee Director Stock Option Plan, as amended (incorporated by reference from the Company’s Registration Statement on Form S-8 dated February 1, 2001)

10.3	Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated June 16, 2000 (incorporated by reference from the Company’s Form 10-Q for the quarter ended July 1, 2000)

10.3.1	First Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated May 28, 2002 (incorporated by reference from the Company’s Form 10-Q for the quarter ended June 29, 2002)

10.3.2	Second Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated April 15, 2003 (incorporated by reference from the Company’s Form 10-Q for the quarter ended June 28, 2003)

10.3.3	Third Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated October 13, 2003 (incorporated by reference from the Company’s Form 10-K for the year ended December 27, 2003)

10.3.4	Fourth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated March 17, 2004 (incorporated by reference from the Company’s Form 10-Q for the quarter ended March 27, 2004)

10.3.5	Fifth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated July 30, 2004

10.4	Executive Severance Agreement by and between Boss Holdings, Inc. and J. Bruce Lancaster dated July 16, 2001 (incorporated by reference from the Company’s Form 10-K for the year ended December 29, 2001)

10.5	Boss Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference from the Company’s definitive Proxy Statement filed April 30, 2004)

10.6	Stock Purchase Agreement dated July 30, 2004 between Boss Holdings, Inc. and Terrence J. Brizz regarding Galaxy Balloons, Incorporated (incorporated by reference from the Company’s Form 8-K dated July 30, 2004)

14.1	Code of Ethics for Senior Executive and Financial Officers (incorporated by reference from the Company’s Form 10-K for the year ended December 25,2004)

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Boss Holdings, Inc.
and Subsidiaries

Consolidated Financial Statements

December 31, 2005

F1

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Boss Holdings, Inc.
Kewanee, Illinois

We have audited the accompanying consolidated balance sheets of Boss Holdings, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boss Holdings, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Davenport, Iowa
February 16, 2006

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

F2

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	December 31,	December 25,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$—	$1,056
Accounts receivable, net of allowance for doubtful accounts and
returns 2005 $291; 2004 $221	8,373	7,251
Inventories	16,728	14,124
Deferred tax asset	1,467	1,218
Prepaid expenses and other	554	484
Total current assets	27,122	24,133
Property and Equipment, net	3,799	3,829
Other Assets	393	249
Intangibles, net of amortization 2005 $67; 2004 $20	203	200
Goodwill	3,180	2,453
Deferred Tax Asset	744	1,315
	$35,441	$32,179
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term debt	$817	$762
Accounts payable	1,269	1,173
Accrued payroll and related expenses	1,006	853
Accrued liabilities	1,461	1,306
Total current liabilities	4,553	4,094
Long-Term Debt	4,889	3,258
Deferred Compensation	321	222
Commitments and Contingencies (Note 4)
Stockholders' Equity:
Common stock, $.25 par value; authorized 10,000,000 shares; issued
1,985,611 and 1,950,611 shares; outstanding 1,980,767 and 1,945,767
shares in 2005 and 2004, respectively	496	487
Additional paid-in capital	67,012	66,756
Accumulated (deficit)	(41,069)	(41,759)
Accumulated other comprehensive income (loss)	56	(62)
	26,495	25,422
Less: 4,844 treasury shares, at cost	(817)	(817)
	25,678	24,605
	$35,441	$32,179

See Notes to Consolidated Financial Statements.

F3

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003
(Dollars in Thousands, Except Per Share Data)

	2005	2004	2003

Net sales	$54,150	$42,832	$35,611
Cost of sales	40,600	32,108	26,607
Gross profit	13,550	10,724	9,004
Operating expenses	12,029	9,497	8,647
Operating income	1,521	1,227	357
Other income and (expenses):
Interest income	17	28	62
Interest expense	(428)	(267)	(149)
Other	29	47	305
	(382)	(192)	218
Income before income tax (expense) benefit	1,139	1,035	575
Income tax (expense) benefit	(449)	2,688	(7)
Net income	$690	$3,723	$568

Basic earnings per common share	$0.35	$1.93	$0.29
Diluted earnings per common share	$0.31	$1.72	$0.27

See Notes to Consolidated Financial Statements.

F4

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003
(In Thousands)

	Common Stock		Additional Paid-In Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity

	Shares	Dollars				Shares	Dollars

Balance, December 28, 2002	1,953	$488	$66,715	$(46,050)	$(116)	(5)	$(817)	$20,220
Net income and
comprehensive income	—	—	—	568	—	—	—	568
Stock based compensation	—	—	68	—	—	—	—	68
Balance, December 27, 2003	1,953	488	66,783	(45,482)	(116)	(5)	(817)	20,856
Exercise of stock options	19	4	29	—	—	—	—	33
Comprehensive income:
Net income	—	—	—	3,723	—	—	—	3,723
Other comprehensive
income (Note 10)	—	—	—	—	54	—	—	54
Comprehensive
income								3,777
Share buyback (odd lots)	(21)	(5)	(130)	—	—	—	—	(135)
Stock based compensation	—	—	74	—	—	—	—	74
Balance, December 25, 2004	1,951	487	66,756	(41,759)	(62)	(5)	(817)	24,605
Exercise of stock options	35	9	78	—	—	—	—	87
Comprehensive income:
Net income	—	—	—	690	—	—	—	690
Other comprehensive
income (Note 10)	—	—	—	—	118	—	—	118
Comprehensive
income								808
Stock based compensation	—	—	178	—	—	—	—	178
Balance, December 31, 2005	1,986	$496	$67,012	$(41,069)	$56	(5)	$(817)	$25,678

See Notes to Consolidated Financial Statements.

F5

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003
(Dollars in Thousands)

	2005	2004	2003

Cash Flows from Operating Activities:
Net income	$690	$3,723	$568
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	448	404	322
Stock based compensation	178	74	68
Gain on disposal of property and equipment	—	(32)	—
Deferred tax expense (benefit)	304	(2,712)	—
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,047)	(225)	851
Inventories	(2,363)	(2,686)	(2,156)
Prepaid expenses and other current assets	(70)	(51)	155
Other assets	—	23	—
Increase (decrease) in:
Accounts payable	(81)	5	(180)
Accrued liabilities	101	76	(16)
Net cash used in operating activities	(1,840)	(1,401)	(388)

Cash Flows from Investing Activities:
Proceeds from disposition of property and equipment	—	1,712	—
Purchases of property and equipment	(371)	(147)	(1,398)
Acquisitions	(709)	(3,418)	—
Net cash used in investing activities	(1,080)	(1,853)	(1,398)

Cash Flows from Financing Activities:
Net borrowings on revolving line of credit	2,204	98	—
Borrowing on long-term obligations	250	1,750	1,640
Repayment of long-term obligations	(768)	(1,969)	(249)
Purchase and retirement of stock	—	(135)	—
Proceeds from exercise of stock options	87	33	—
Net cash provided by (used in)
financing activities	1,773	(223)	1,391
Effect of exchange rate changes on cash	$91	$54	$—

(Continued)

F6

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Years Ended December 31, 2005, December 25, 2004, and December 27, 2003
(Dollars in Thousands)

	2005	2004	2003
Decrease in cash and cash equivalents	$(1,056)	$(3,423)	$(395)

Cash and cash equivalents:
Beginning	1,056	4,479	4,874
Ending	$—	$1,056	$4,479

Supplemental Disclosures of Cash Flows Information,
cash payments for:
Interest paid	$413	$243	$149
Income taxes (refunded) paid, net	139	101	(20)

Supplemental Disclosures of Noncash Investing
and Financing Activities:
Assets purchased under capital lease obligation	—	318	80
Seller financed property acquisition	—	—	250
Acquired acquisition contingency	200	—	—

See Notes to Consolidated Financial Statements.

F7

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business:

Boss Holdings, Inc. and its subsidiaries are engaged in the import, marketing, and distribution of gloves, boots, rainwear, pet supplies and specialty lighting products, as well as custom imprinting of inflatable and other products for the advertising specialties industry. Customers, located throughout North America, include retailers ranging from convenience stores to mass merchandisers and various commercial users. The Company sells its products primarily through distributors and manufacturer’s representatives.

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

Fiscal year: The Company maintains a 52/53-week year ending on the last Saturday of the calendar year. Fiscal year 2005 contained 53 weeks while fiscal years 2004 and 2003 each contained 52 weeks.

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

An account is considered to be past due if any portion of the receivable balance is past due more than 60 days. The provision for bad debts charged to expense was $117, $(31), and $(43) for the years ended 2005, 2004, and 2003, respectively.

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

The Company’s marketable equity securities, classified as trading, are held in trust under a deferred compensation arrangement, and are included in other assets on the consolidated balance sheets for all periods presented.

Revenue recognition: The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period goods are shipped to the customer based on its standard selling terms of FOB shipping point, with title passing to the customer at time of shipment. Shipping and handling charges billed to customers are included in revenues. Sales in any single foreign geographic area or to any single customer did not exceed 10% of net sales for 2005, 2004, or 2003.

F8

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cost of sales: The Company’s cost of sales expense includes all costs incident to purchasing goods for sale, transporting them from the supplier to Company facilities, warehousing and shipping goods to the customer. Such costs include product cost, inbound freight, duty, brokerage fees and storage costs as well as shipping and handling costs associated with outbound shipments to customers.

Warranty costs and returns: The Company provides for estimated warranty costs and returns at the time of sale. Accrued costs of warranty obligations and returns are classified as accrued liabilities and are immaterial to the financial statements as a whole.

Inventories: Inventories are valued at the lower of cost or market using primarily the first-in, first-out (“FIFO”) method. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory whose carrying value is in excess of net realizable value. Inventories consist of finished goods for the periods presented.

Property and equipment and depreciation: Property and equipment is recorded at historical cost. The Company provides for depreciation generally using the straight-line method over the following estimated useful lives:

	Years

Machinery and equipment	3	–	10
Office furniture and equipment	3	–	8
Buildings and improvements	20	–	39

Depreciation expense was $401, $384, and $322 for 2005, 2004, and 2003, respectively.

Goodwill and other intangibles: Goodwill represents the excess of purchase price over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and, instead, is evaluated for impairment at least annually. The Company believes that no impairment exists at December 31, 2005. Other intangible assets are recorded at cost and amortized over their estimated useful life.

Fair value of financial instruments: The Company’s financial instruments consist of cash equivalents, marketable securities, accounts receivable, accounts payable, interest rate swap agreements, and long-term debt. The carrying values of cash equivalents, accounts receivable, and accounts payable approximate fair value due to their relatively short-term nature. The carrying value of marketable securities equals fair value based on the quoted market prices of shares held by the Company. The carrying value of the long-term obligations approximates fair value based upon borrowing rates currently available to the Company for borrowings with comparable maturities. The interest rate swap agreements are recorded at fair value.

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

F9

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

Foreign currency translation: Financial statements of the Company’s Canadian subsidiary are translated into U.S. dollars using fiscal year-end exchange rates for assets and liabilities, and average exchange rates during the year for the results of operations. Translation adjustments of the Canadian accounts are reported as a separate component of other comprehensive earnings within stockholders’ equity. Exchange rate adjustments related to foreign currency transactions are recognized in comprehensive income.

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

Advertising costs: The Company generally expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 2005, 2004, and 2003 was $858, $599, and $572, respectively.

Earnings per share: Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options outstanding during the period.

Reclassifications and adjustments: During the year ended December 31, 2005 the Company determined that 8,810 shares of outstanding treasury stock with a cost of $993 had been cancelled in 1999. The components of stockholders’ equity have been retroactively adjusted to reflect the cancellation. In addition certain items in the financial statements and footnotes have been reclassified to be consistent with the classifications adopted for the year ended December, 31, 2005. The adjustments and reclassifications had no effect on total stockholders’ equity or net income.

NOTE 2.	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2005 and December 25, 2004 is as follows:

	2005	2004
Land	$ 440	$ 440
Machinery and equipment	1,597	1,516
Buildings and improvements	2,610	2,375
Office furniture and equipment	2,067	2,021
	6,714	6,352
Less accumulated depreciation	2,915	2,523
	$ 3,799	$ 3,829

F10

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 3.	LONG-TERM OBLIGATIONS

Long-term debt as of December 31, 2005 and December 25, 2004 is as follows:

	2005	2004

BHI revolving line of credit (A)	$ 2,302	$ 98

Boss Holdings, Inc. term note payable to a lender. Requires monthly principal payments through July 2011 of $21 plus interest at LIBOR plus 2.1%, adjusted monthly (effective rate of 6.32% as of December 31,
2005). The Company has entered into an interest rate swap
agreement related to this note. The swap effectively fixes the interest rate on approximately 57% of the note at 6.32%. Collateralized by all assets of Galaxy Balloons, Inc., in addition to accounts receivable
and inventory of Boss Manufacturing Company and subsidiaries.	1,417	1,668

Boss Manufacturing Company mortgage note payable to a lender.
Requires monthly principal payments of $4. Interest is at LIBOR plus
2.1%, adjusted monthly. The Company has entered into an interest rate swap agreement related to this mortgage note. The swap effectively fixes the interest rate on the debt at 5.83%. All remaining principal is due in July 2010. Collateralized by certain real property
of Boss Manufacturing Company located in Kewanee, Illinois.	901	953
Subtotal forward	$ 4,620	$ 2,719

(Continued)

F11

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 3.	LONG-TERM OBLIGATIONS (Continued)
	2005	2004
Subtotal forwarded	$ 4,620	$ 2,719
Boss Manufacturing Company loan agreement with a private company, unsecured. Requires monthly payments with variable principal payments
ranging from $3 to $7. Interest at 3%. All remaining principal is due April 2006.	142	226

Boss Manufacturing Company loan agreement with a local
governmental agency. Requires monthly payments of $8, including interest at 3%, through April 2010. Collateralized by certain real
property of Boss Manufacturing Company's Kewanee, Illinois facilities.	386	468

Boss Manufacturing Company loan agreement with a local
governmental agency. Requires monthly payments of $7, including interest at 3%, through June 2005. Collateralized by certain real property
of Boss Manufacturing Company's Kewanee, Illinois facilities.	—	40

Boss Manufacturing Company loan agreement with a local
governmental agency. Requires monthly payments of $3, including interest at 3%, through October 2012. Collateralized by certain real property
of Boss Manufacturing Company's Kewanee, Illinois facilities.	244	—

Non-interest bearing obligations to former owner of Galaxy Balloons, Inc.
payable in two equal annual installments through 2006.	125	250

Capital lease obligations	189	317
	5,706	4,020
Less current maturities	817	762
	$ 4,889	$ 3,258

Scheduled principal payments of long-term debt are as follows:

Year ending:
December 30, 2006	$ 817
December 29, 2007	481
December 27, 2008	427
December 26, 2009	2,733
December 25, 2010	1,012
Thereafter	236
$ 5,706

(A)	On July 30, 2004, the Company modified its loan and security agreement (the “Credit Agreement”) with a commercial bank. The revised Credit Agreement expires in May 2006 and provides a revolving credit facility up to $6,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at the bank’s prime rate or, at the Company’s option, LIBOR plus 2.1%. The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. As of December 31, 2005, the Company had borrowings of $2,302 on the revolving credit facility. Availability under this credit agreement was $3,698 as of December 31, 2005.

F12

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 3.	LONG-TERM OBLIGATIONS (Continued)

The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including current ratio, minimum tangible net worth, debt service coverage, and debt to tangible net worth. The Company’s accounts receivable and inventories secure the credit facility.

Subsequent to December 31, 2005, the Company extended its “Credit Agreement”. The revised Credit Agreement expires in January 2009 and provides a revolving credit facility up to $7,000 on terms generally more favorable than the expiring agreement.

Deferred compensation plan:

Effective September 1, 2002, the Company adopted a nonqualified deferred compensation plan that allows executives to defer between 5% and 100% of their compensation, and non-employee directors, consultants and counsel to defer between 5% and 100% of their fees. The Company provides no matching contributions to the plan. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account, which the plan holds in an investment trust. The liability under the plan totaled $321 and $222 as of December 31, 2005 and December 25, 2004, respectively.

NOTE 4.	COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2010 and require the Company to pay all maintenance costs. Rent expense under these leases was $354, $200, and $250 for 2005, 2004, and 2003, respectively.

The following is a schedule by year of future minimum payments under the operating lease agreements:

Year ending:
December 30, 2006	$ 323
December 29, 2007	305
December 27, 2008	232
December 26, 2009	227
December 25, 2010	79
Total minimum lease payments	$1,166

Licensing:

During 2002, the Company entered into a license agreement for the use of certain trademarks in its products. The agreement contained provisions for the payment of guaranteed or minimum royalties through 2005. The Company incurred royalties of $221, $182, and $50 in 2005, 2004 and 2003, respectively. The Company has extended the agreement with provisions for the payment of guaranteed or minimum royalties through 2008.

The following is a schedule by year of future minimum payments under the license agreement:

Year ending:
December 30, 2006	$ 200
December 29, 2007	250
December 27, 2008	300
$ 750

F13

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

The Company has adopted two stock option plans providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. Stock option transactions are summarized as follows:

	Year Ended
	December 31, 2005		December 25, 2004		December 27, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning	366,914	$ 2.59	361,080	$2.25	341,080	$2.19
Granted	62,000	7.50	24,500	7.00	20,000	3.20
Exercised	(35,000)	2.49	(18,666)	1.80	—	—
Expired	(80)	98.25	—	—	—	—
Outstanding, ending	393,834	$ 3.35	366,914	$2.59	361,080	$2.25

Options exercisable,
end of year	323,818	$ 2.55	286,304	$2.24	257,730	$2.24

Weighted average fair
value per option of
options granted		$ 3.84		$3.29		$1.54

F14

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 5.	STOCK OPTIONS (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2005:

Outstanding Options
Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Contractual Life (Years)
1.75	104,500	104,500	3.1
1.90	133,334	133,334	6.2
3.20	15,000	10,000	7.2
3.63	44,500	44,500	3.9
3.75	10,000	10,000	6.9
7.00	24,500	8,159	8.2
7.50	62,000	13,320	9.2
	393,834	323,813	6.4

The Company’s management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2005, 2004, and 2003, respectively; expected volatility of 48%, 51%, and 53%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 4.2%, 2.7%, and 2.6%; and expected lives of 5 years. Compensation expense related to stock options was $178, $74, and $68, for 2005, 2004 and 2003, respectively. The intrinsic value of options exercised in 2005 was $176.

As of December 31, 2005, the total compensation costs of nonvested awards is approximately $158 of which $128 will vest in 2006 and $30 in 2007. The intrinsic value of outstanding and vested options was $1,811 and $1,750, respectively, as of December 31, 2005.

NOTE 6.	EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Numerator, earnings attributable to
common stockholders	$690	$3,723	$568

Denominator:
Basic-weighted average common
shares outstanding	1,966,000	1,932,000	1,939,000
Dilutive effect of employee stock options	240,000	231,000	164,000
Diluted outstanding shares	2,206,000	2,163,000	2,103,000

Basic earnings per common share	$0.35	$1.93	$0.29
Diluted earnings per common share	0.31	1.72	0.27

F15

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 7.	RELATED PARTY TRANSACTIONS

During 2005, 2004, and 2003, compensation, fees, and expense reimbursements paid to directors or their affiliates totaled $327, $358, and $357, respectively.

NOTE 8.	ACQUISITIONS

Head-Lite:

On June 15, 2005, the Company purchased substantially all assets of privately held Head-Lite, LLC ("Head-Lite"). Head-Lite is a Scottsdale, Arizona based importer and distributor of specialty lighting products consisting primarily of baseball style caps with a light source integrally installed above the bill of the cap providing for hands-free illumination. Consideration for this acquisition consisted of a cash purchase price of $700 and assumption of certain current liabilities primarily related to inventory. The Company utilized a combination of cash reserves and additional borrowings under its primary line of credit to consummate the purchase of Head-Lite.

This transaction was accounted for using purchase accounting and has been included in the Company's operations since the date of acquisition. The allocation of the Head-Lite purchase price is as follows:

Acquisition cost:
Base purchase price	$ 700
Acquisition expenses	49
Less working capital purchase price adjustment	(15)
Net purchase price	$ 734

Allocation of purchase cost:
Cash	$ 25
Accounts receivable	75
Inventory	241
Identified intangibles and other assets	50
Goodwill	527
Accounts payable assumed	(177)
Accrued liabilities assumed	(7)
Net purchase price	734

Less cash acquired	25
Net cash paid	$ 709

Had this acquisition taken place on December 28, 2003, consolidated sales and income would not have been significantly different from the amounts reported for 2004 and 2005.

Galaxy Balloons, Inc.:

On July 30, 2004, the Company purchased all outstanding shares of common stock of privately held Galaxy Balloons, Incorporated, an Ohio corporation (“Galaxy”). Galaxy is a Cleveland, Ohio based manufacturer, importer, and distributor of imprinted and personalized balloons, balls, toys, inflatable goods and other products sold primarily in the advertising specialties industry. The base purchase price for the Galaxy shares was $3,300, with earn-out payments of up to an additional $400 if Galaxy’s future financial performance exceeds specified benchmarks. During 2005 the Company recorded an earn–out payment obligation of $200 with a corresponding increase in goodwill. The Company utilized a combination of cash reserves, additional borrowings under its primary line of credit and a term loan of approximately $1,750 provided by the Company’s primary lender to fund the acquisition of Galaxy.

F16

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 8.	ACQUISITIONS (Continued)

This transaction was accounted for using purchase accounting and has been included in the Company’s operations since the date of acquisition. The allocation of purchase price prior to additional earn-out payments is as follows:

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
$3,668

The following unaudited pro forma financial information reflects the consolidated results of the Company as if the acquisition of Galaxy had occurred at the beginning of the fiscal years ended December 25, 2004 and December 27, 2003:

	Years Ended
	December 25, 2004	December 27, 2003
Net sales	$ 48,727	$ 42,453
Income before income tax	1,690	720
Income tax benefit (expense)	2,635	(19)
Net income	4,325	701
Basic earnings per common share	2.24	0.36
Diluted earnings per common share	2.00	0.33

F17

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 9.	INCOME TAXES

The Company records income taxes based on its consolidated tax return. Current and deferred federal and state tax (expense) benefit is as follows:

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Current income tax (expense) benefit:
Federal	$ (44)	$ —	$ —
State and local	(101)	(24)	(7)
	(145)	(24)	(7)
Deferred income tax (expense) benefit:
Federal	(336)	2,765	—
State and local	32	(53)	—
	(304)	2,712	—
Total income tax (expense) benefit	$ (449)	$ 2,688	$ (7)

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to net earnings before income taxes. The following schedule reconciles income tax (expense) benefit at the statutory rate and the actual income tax expense as reflected in the consolidated statements of income for the respective periods:

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Income tax (expense) benefit computed
at the U.S. corporate tax rate of 34%	$ (387)	$ (352)	$ (195)
Adjustments attributable to:
State income taxes	(69)	(77)	(7)
Deferred tax asset valuation allowance	—	3,127	259
Other	7	(10)	(64)
Total income tax (expense) benefit	$ (449)	$ 2,688	$ (7)

F18

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 9.	INCOME TAXES (Continued)

The temporary differences result in a net deferred income tax asset that is reduced by a related valuation allowance, summarized as follows:

	December 31, 2005	December 25, 2004
Deferred income tax assets:
Operating loss carryforwards	$ 10,057	$ 10,650
Accounts receivable	133	95
Accruals	57	50
Compensation related	333	209
Inventories	558	490
Tax credit carryforwards	373	331
Gross deferred tax assets	11,511	11,825
Deferred tax asset valuation allowance	8,759	8,759
Net deferred tax assets	2,752	3,066

Deferred income tax liabilities:
Intangibles	208	198
Property and equipment	333	335
	541	533
Net deferred income tax assets	$ 2,211	$ 2,533

Included in the tax credit carryforward is approximately $373 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

Income tax expense for 2005 consisted of federal and state income taxes recorded at normal rates. Income tax benefit for 2004 consisted primarily of the Company’s recognition of the portion of the benefit associated with its net operating loss carryforwards for federal income tax purposes which is more likely than not to be realized prior to expiration. Accrued liabilities include federal and state income taxes payable of $79 and $73 as of December 31, 2005 and December 25, 2004, respectively.

As of December 31, 2005, the Company had operating loss carryforwards for U.S. income tax purposes of $29,582 available to reduce future taxable income through the following years:

Year of expiration:
2009	$ 332
2010	2,039
2011	16,549
2012	9,197
2019	535
2021	930
$ 29,582

F19

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 10.	COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of generally-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements.

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss), which for the Company is comprised of foreign currency items and the unrealized gains on the interest rate swap agreements, net of income taxes. Accumulated other comprehensive income (loss) consists of the following:

	Year Ended
	December 31, 2005	December 25, 2004	December 27, 2003
Foreign currency items:
Beginning balance	$ (62)	$ (116)	$ (116)
Current period change	91	54	—
Ending balance	29	(62)	(116)

Interest swap agreements, net of income taxes:
Beginning balance	—	—	—
Current period change	27	—	—
Ending balance	27	—	—
Accumulated other comprehensive income (loss)	$ 56	$ (62)	$ (116)

F20

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 11.	OPERATING SEGMENTS AND RELATED INFORMATION

The Company operates in three business segments. In the work gloves and protective wear segment, through its Boss Manufacturing Company subsidiary, the Company imports, markets and distributes gloves, boots, rainwear and specialty lighting products. The Company conducts operations in the pet supplies segment through Boss Pet and the Warren Pet Products division of BMHI. In this segment, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its Galaxy Balloons subsidiary, the Company provides specialty imprinted balloons, inflatable products and other goods included in the promotional items and specialty products segment.

The following table provides summarized information concerning the Company’s reportable segments. In this table, the Company’s corporate operations are grouped into a miscellaneous column entitled, “Corporate and Other.”

	Work Gloves and Protective Wear	Pet Supplies	Promotional and Specialty Products	Corporate and Other	Total
2005:
Revenue	$ 38,045	$ 6,940	$ 9,165	$—	$ 54,150
Earnings (loss) from operations	1,002	356	1,192	(1,029)	1,521
Segment profit (loss)	873	354	1,041	(1,578)	690
Goodwill	527	—	2,653	—	3,180
Total assets	25,500	2,905	4,646	2,390	35,441
Capital expenditures	311	1	59	—	371
Depreciation	284	19	98	—	401

2004:
Revenue	$ 32,535	$ 6,028	$ 4,269	$—	$ 42,832
Earnings (loss) from operations	1,309	211	627	(920)	1,227
Segment profit (loss)	1,595	222	384	1,522	3,723
Goodwill	—	—	2,453	—	2,453
Total assets	21,265	3,237	4,393	3,284	32,179
Capital expenditures	133	14	—	—	147
Depreciation	298	19	67	—	384

2003:
Revenue	$ 29,764	$ 5,127	$ 720	$—	$ 35,611
Earnings (loss) from operations	1,094	183	48	(968)	357
Segment profit (loss)	1,472	195	35	(1,134)	568
Total assets	19,517	2,410	367	4,504	26,798
Capital expenditures	1,396	—	—	2	1,398
Depreciation	297	16	9	—	322

F21

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 12.	QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The following is a summary of the unaudited quarterly results for fiscal 2005 and 2004:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
2005:
Net sales	$ 13,473	$ 11,373	$ 14,016	$ 15,288	$54,150
Gross profit	3,355	2,678	3,581	3,936	13,550
Net earnings (loss)	94	(93)	235	454	690

Net earnings (loss), per
common share:
Basic	$ 0.05	$ (0.05)	$ 0.12	$ 0.23	$0.35
Diluted	0.04	(0.05)	0.11	0.21	0.31

Denominator for net
earnings (loss), per
common share:
Basic	1,937,000	1,949,000	1,972,000	1,981,000	1,966,000
Diluted	2,177,000	1,949,000	2,229,000	2,215,000	2,206,000

2004:
Net sales	$ 10,084	$ 8,882	$ 10,221	$ 13,645	$42,832
Gross profit	2,416	2,126	2,454	3,728	10,724
Net earnings (loss)	76	(20)	3,131	536	3,723

Net earnings (loss), per
common share:
Basic	$ 0.04	$ (0.01)	$ 1.62	$ 0.28	$1.93
Diluted	0.03	(0.01)	1.45	0.25	1.72

Denominator for net
earnings (loss), per
common share:
Basic	1,936,000	1,919,000	1,937,000	1,937,000	1,932,000
Diluted	2,172,000	2,151,000	2,162,000	2,167,000	2,163,000

F22

BOSS HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
	Beginning	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Ending

Year ended December 31, 2005:
Accounts receivable	$ 276	$ 68	$ 17	(e)	$ —		$361
Inventories	799	19	3	(e)	—		821
Deferred income tax asset	8,759	—	—		—	(c)	8,759
Sales allowance	518	1,648	—		1,497	(f)	669
Total allowances deducted
from assets	$ 10,352	$ 1,735	$ 20		$ 1,497		$10,610

Year ended December 25, 2004:
Accounts receivable	$ 294	$ (38)	$ 20	(d)	$ —		$276
Inventories	630	113	56	(d)	—		799
Deferred income tax asset	11,886	(3,127)	—		—	(c)	8,759
Sales allowance	545	1,346	—		1,373	(f)	518
Total allowances deducted
from assets	$ 13,355	$ (1,706)	$ 76		$ 1,373		$10,352

Year ended December 27, 2003:
Accounts receivable	$ 481	$ (43)	$ —		$ 144	(a)	$294
Inventories	706	(6)	—		70	(b)	630
Deferred income tax asset	12,145	—	—		259	(c)	11,886
Sales allowance	583	1,293	—		1,331	(f)	545
Total allowances deducted
from assets	$ 13,915	$ 1,244	$ —		$ 1,804		$13,355

Notes:
(a)	Write off of uncollectible accounts.
(b)	Write off of obsolete inventory.
(c)	Maintenance of a valuation allowance discussed in Note 1 and Note 9 to the consolidated financial statements.
(d)	Balance related to Galaxy acquisition.
(e)	Balance related to Head-Lite acquisition.
(f)	Payments/credit write-offs, etc.

F23