Form 10-Q
period 2006-04-01
BOSS HOLDINGS INC
filed 2006-05-15
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended                      April 01, 2006
        Commission File No.                                      0-23204

                               BOSS HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                          58-1972066
-------------------------------                              ------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                              221 West First Street
                             Kewanee, Illinois 61443
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (309) 852-2131
                          --------------------------
                          (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [   ]  Accelerated filer [   ] Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [ ]  No [X]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                                Outstanding at May 3, 2006
----------------------------                         --------------------------
Common Stock, $.25 par value                                1,980,767

Part I - Financial Information
Item 1.  Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                                        April 01,  December 31,
Assets                                                                                    2006        2005
---------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents ........................................................   $    325     $     --
  Accounts receivable, net .........................................................      7,832        8,373
  Inventories ......................................................................     15,853       16,728
  Deferred tax asset ...............................................................      1,467        1,467
  Prepaid expenses and other .......................................................        461          554
                                                                                       ---------------------
          Total current assets .....................................................     25,938       27,122

Property and Equipment, net ........................................................      3,762        3,799

Other Assets .......................................................................        509          393
Intangibles, net of amortization ...................................................        191          203
Goodwill ...........................................................................      3,180        3,180
Deferred tax asset .................................................................        766          744
                                                                                       ---------------------
                                                                                       $ 34,346     $ 35,441
                                                                                       =====================

Liabilities and Stockholders' Equity
------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Current portion of long-term obligations .........................................   $    792     $    817
  Accounts payable .................................................................        792        1,269
  Accrued payroll and related expenses .............................................        733        1,006
  Accrued liabilities and other ....................................................        752        1,461
                                                                                       ---------------------
          Total current liabilities ................................................      3,069        4,553
                                                                                       ---------------------

Long-Term Obligations, net of current portion ......................................      5,195        4,889
                                                                                       ---------------------

Deferred Compensation ..............................................................        418          321
                                                                                       ---------------------

Stockholders' Equity:
  Common stock, $.25 par value; 10,000,000 shares ..................................        495          496
  Additional paid-in capital .......................................................     66,228       67,012
  Accumulated deficit ..............................................................    (41,120)     (41,069)
  Accumulated other comprehensive income ...........................................         61           56
                                                                                       ---------------------
                                                                                         25,664       26,495
  Less treasury shares, at cost ....................................................         --          817
                                                                                       ---------------------
          Total stockholders' equity ...............................................     25,664       25,678
                                                                                       ---------------------
                                                                                       $ 34,346     $ 35,441
                                                                                       =====================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)


                                                                                Quarter Ended  Quarter Ended
                                                                                   April 01,     April 02,
                                                                                     2006          2005
                                                                                ----------------------------
Net sales ...................................................................   $    13,676    $    13,473

Cost of sales ...............................................................        10,609         10,118
                                                                                --------------------------

          Gross profit ......................................................         3,067          3,355

Operating expenses ..........................................................         3,037          3,120
                                                                                --------------------------

          Operating income ..................................................            30            235
                                                                                --------------------------

Other income (expense):
  Interest income ...........................................................            --              6
  Interest expense ..........................................................          (124)           (88)
  Other .....................................................................            11              1
                                                                                --------------------------
                                                                                       (113)           (81)
                                                                                --------------------------

          Income (loss) before income tax ...................................           (83)           154

Income tax expense (benefit) ................................................           (32)            60
                                                                                --------------------------
          Net income (loss) .................................................   $       (51)   $        94
                                                                                ==========================

Comprehensive income (loss) .................................................   $       (46)   $       151
                                                                                ==========================

Weighed average shares outstanding ..........................................     1,980,767      1,936,957

Basic earnings per common share .............................................   $     (0.03)   $      0.05
                                                                                ==========================

Diluted earnings per common share ...........................................   $     (0.03)   $      0.04
                                                                                ==========================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

                                                              Three Months Three Months
                                                                  Ended       Ended
                                                                 April 01,   April 02,
                                                                   2006        2005
--------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss) .........................................   $   (51)      $    94
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ...........................       114           121
    Stock based compensation ................................        32            65
    Deferred tax expense (benefit) ..........................       (28)           53
    Changes in assets and liabilities:
      Decrease (increase) in accounts receivable ............       541          (188)
      Decrease in inventories ...............................       875           186
      Decrease in prepaid expenses and other current assets .        93            72
      Increase in other assets ..............................        (3)          (32)
      Decrease in accounts payable ..........................      (477)         (168)
      Decrease in accrued liabilities .......................      (982)         (670)
      Increase in other liabilities .........................        --            34
                                                                ---------------------
          Net cash provided by (used in) operating activities       114          (433)
                                                                ---------------------

Cash Flows from Investing Activities:
  Purchases of property and equipment .......................       (65)          (44)
                                                                ---------------------
          Net cash used in investing activities .............       (65)          (44)
                                                                ---------------------

Cash Flows from Financing Activities:
  Net borrowings on revolving line of credit ................       440           773
  Repayment of long-term obligations ........................      (159)         (169)
                                                                ---------------------
          Net cash provided by financing activities .........       281           604
                                                                ---------------------

Effect of exchange rates on cash and cash equivalents .......        (5)           36
                                                                ---------------------

          Increase in cash and cash equivalents .............       325           163

Cash and cash equivalents:
  Beginning of period .......................................        --         1,056
                                                                ---------------------
  End of period .............................................   $   325       $ 1,219
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K, for the year ended December 31, 2005. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                           Quarter Ended
                                                      --------------------------
                                                       April 01,      April 02,
                                                          2006           2005
                                                      --------------------------
Numerator for basic and diluted net earnings
  per common share, earnings (loss) attributable
  to common stockholders ..........................   $       (51)   $        94
                                                      ==========================
Denominator for basic net earnings
  per common share, weighted
  average shares outstanding ......................     1,980,767      1,936,957
Effect of dilutive securities,
  employee stock options ..........................            --        239,734
                                                      --------------------------
          Denominator for diluted earnings
          per common share ........................     1,980,767      2,176,691
                                                      ==========================
Basic earnings (loss) per common share ............   $     (0.03)   $      0.05
                                                      ==========================
Diluted earnings (loss) per common share ..........   $     (0.03)   $      0.04
                                                      ==========================

Options to purchase 223,623 of common stock were not included in the computation of diluted earnings per share during the first quarter of 2006 because the Company operated at a loss during this period; therefore the effect would be antidilutive.

Note 3. Stock Based Compensation and Recent Accounting Pronouncements

At April 1, 2006, the Company maintained the following equity compensation plans: a) two stock option plans adopted in 1998 providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company; and b) an equity-based incentive program adopted in 2004 allowing the issuance of up to 150,000 shares of common stock in the form of any of the following: stock options, stock appreciation rights, performance based stock awards and restricted stock units.

Stock option transactions are summarized as follows:

                                            Three Months Ended           Three Months Ended
                                               April 1, 2006               April 2, 2005
                                         ---------------------------------------------------
                                                        Weighted                   Weighted
                                                        Average                    Average
                                                        Exercise                   Exercise
                                           Shares        Price          Shares       Price
                                         ---------------------------------------------------
Outstanding, beginning of period .....    393,834     $      3.35       366,914    $    2.59
  Granted ............................         --              --        62,000         7.50
  Exercised ..........................         --              --            --           --
  Expired ............................         --              --            --           --
                                          --------------------------------------------------
Outstanding, end of period ...........    393,834     $      3.35       428,914    $    3.80
                                          ==================================================
Options exercisable, end of period ....   361,328     $      2.99       396,408    $    2.96
                                          ==================================================
Weighted average fair value per option
  of options granted .................                $        --                  $    3.84
                                                      ===========                  =========

The Company's management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2005; expected volatility of 48%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 4.2%; and expected life of 5 years.

Compensation expense related to stock options was $32 during the first quarter of 2006. As of April 1, 2006, the total compensation costs of nonvested awards is approximately $126, of which $96 will vest during the remaining months of 2006 and $30 in 2007. The intrinsic value of outstanding and vested options was $1,792 and $1,774, respectively as of April 1, 2006.


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


                                                                        Three Months Ended
                                                                  April 1, 2006    April 2, 2005
                                                                  ------------------------------
Net income (loss) ...........................................     $        (51)     $         94
Other comprehensive income
  Foreign currency translation adjustments ..................               (5)               36
  Unrealized gain on interest rate swap agreements,
    net of $6 and $13, respectively, of income taxes ........               10                21
                                                                  ------------------------------
          Total comprehensive income (loss) .................     $        (46)     $        151
                                                                  ==============================

Note 5. Long-Term Obligations

On January 30, 2006 the Company modified its loan and security agreement (the "Credit Agreement") with a commercial bank. The revised credit agreement expires in January 2009 and provides a revolving credit facility of up to $7,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at rates varying from the bank's prime rate less ..75% to 1.5% or LIBOR plus 1.0% to 1.75% at the Company's option, based on the Company's ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility.

The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including a debt service coverage and debt to tangible net worth. Substantially all the Company's accounts receivable and inventories secure the credit facility.

Note 6. Operating Segments and Related Information

The Company operates in the work gloves and protective wear segment through its Boss Manufacturing Company subsidiary, which imports, markets and distributes gloves, boots and rainwear products and hands-free lighting products. In addition, through Boss Pet and the Warren Pet Products division of BMHI, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its Galaxy Balloons subsidiary, the Company also markets custom imprinted balloons, balls and other primarily inflatable products.

The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate operations are grouped into a miscellaneous column entitled, "Corporate and Other."


                       Work Gloves and                         Promotional and          Corporate
                       Protective Wear       Pet Supplies     Specialty Products         and Other             Total
                      ----------------------------------------------------------------------------------------------------
1st Quarter .......      2006      2005      2006      2005      2006       2005      2006       2005       2006      2005
                      ----------------------------------------------------------------------------------------------------
  Revenue .........   $ 9,462   $ 9,164   $ 2,277   $ 2,545   $ 1,937    $ 1,764   $    --    $    --    $13,676   $13,473
  Earnings (loss)
    from operations   $   177   $   138   $   112   $   390   $    (7)   $     1   $  (252)   $  (294)   $    30   $   235
  Total assets ....   $23,474   $19,740   $ 3,738   $ 4,374   $ 5,013    $ 4,799   $ 2,121    $ 3,282    $34,346   $32,195
  Intangibles .....   $   577   $    --   $    --   $    --   $ 2,794    $ 2,641   $    --    $    --    $ 3,371   $ 2,641


Item 1A. RISK FACTORS

There have been no material changes in the risk factors described in Item 1A ("Risk Factors") of the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

Sales


                                                               Quarter
      Sales by Segment                                  ------------------------
           $(000)                                        2006             2005
--------------------------------------------------------------------------------
Work gloves and protective wear                          9,462            9,164
Pet supplies                                             2,277            2,545
Promotional & specialty products                         1,937            1,764
          Totals sales                                  13,676           13,473

Total revenues for the three months ended April 1, 2006 increased $203,000 or 1.5% from the comparable quarter in 2005, with sales up in the Company's work gloves and protective wear and promotional and specialty products segments. Sales for the first quarter of 2006 represented a 13-week period, compared to 14 weeks during the first quarter of 2005.

In the Company's work gloves and protective wear segment, sales increased $298,000, or 3.3%, during the first quarter of 2006 compared to 2005. This increase was due in large part to sales growth in the domestic industrial market where sales were up approximately 5.1% on higher selling prices. In addition, sales in the domestic consumer market increased 3.5% due primarily to increased sales of CAT(R) branded gloves and rainwear. Sales declined 13.0% in the Canadian market, partially offsetting the benefit of domestic sales increases, because of a general slowdown in industrial market shipments. Sales in this work gloves and protective wear segment are historically lower during warm weather months.

Sales in the promotional and specialty products segment increased $173,000, or 9.8%, compared to the prior year. The bulk of this increase occurred in shipments of imprinted balloons and accessories to the Company's existing customer base. Galaxy sales have historically exhibited significant seasonality, with sales reaching a seasonal low during the holiday season through January, then building to a seasonal peak in late summer.

In the pet supplies segment, sales decreased $268,000, or 10.5%, during the first quarter of 2006 compared to 2005. The shorter quarter in 2006 negatively impacted sales in this segment. In addition, the largest customer in this segment began a direct import program on high volume styles under which the Company acts as agent in the purchase of goods. This arrangement is beneficial in maintaining an important customer relationship, but has resulted in lower selling prices and margins in the pet supplies segment.

Cost of Sales

                                                         Quarter
                                           -------------------------------------
     Cost of Sales by Segment                     2006              2005
             $(000)                           $          %       $          %
                                           -------------------------------------
Work gloves and protective wear .......     7,345      77.6%   7,058      77.0%
Pet supplies ..........................     1,816      79.8%   1,775      69.7%
Promotional & specialty products ......     1,448      74.8%   1,285      72.8%
Totals cost of sales ..................    10,609      77.6%  10,118      75.1%


Cost of sales for the three months ended April 1, 2006 totaled $10,609,000, up $491,000 from the corresponding period of 2005, with cost of sales as a percentage of sales up 2.5% from the prior year. In the work gloves and protective wear segment, margins declined by 0.6% due primarily to increased sales allowances to attract new business in the domestic consumer market. These sales allowances include competitive inventory buybacks and conversion allowances. Sales allowances in this segment should return to more normal levels during the third quarter.

Margins in the pet supplies segment declined by 10.1% due to the lower margins on direct imported goods for the largest customer in this segment, as discussed above. In addition, margins on sales to the Company's second largest customer in this segment declined in part because of competitive selling price adjustments and in part due to a change in sales mix with a higher volume of low product margin purchases. In the promotional and specialty products segment, margins declined by 2% because of higher labor costs during the quarter in comparison to 2005. The Company anticipates margins in this segment to return to historical levels as volume increases in the coming quarters.

Costs in the work gloves and protective wear segment remain volatile with the Company incurring significant cost increases on certain goods, particularly those constructed of petroleum based and latex raw materials. Management is attempting to pass such cost increases through to customers to maintain margins, though competitive pressures sometimes make this difficult. The Company anticipates continued pressure on margins in the work glove and protective wear segment.

Operating Expenses

                                                       Quarter
                                      ------------------------------------------
      Operating Expenses                        2006                 2005
      by Segment $(000)                      $          %        $          %
                                      ------------------------------------------
Work gloves and protective wear ......     1,940       20.5%   1,968       21.5%
Pet supplies .........................       349       15.3%     380       14.9%
Promotional & specialty products......       496       25.6%     478       27.1%
Corporate and other ..................       252         --      294         --%
Total operating expenses .............     3,037       22.2%   3,120       23.2%


Total operating expenses decreased $83,000 during the first quarter of 2006 compared to the corresponding period in 2005, down 1% as a percentage of sales. Operating expenses for the first quarter of 2006 benefited from one less week of activity, with the current quarter including 13 weeks compared to 14 weeks during the first quarter of 2005. In addition, selling expenses declined in the pet supplies segment and stock compensation expense declined in the corporate and other segment. Operating expenses increased $18,000 in the promotional and specialty products segment due primarily to higher selling expenses.

Earnings (Loss) From Operations

                                                           Quarter
                                             -----------------------------------
Operating Income (Loss) by Segment                 2006              2005
             $(000)                             $          %       $          %
                                             -----------------------------------
Work gloves and protective wear .........      177        1.9%    138       1.5%
Pet supplies ............................      112        4.9%    390      15.3%
Promotional & specialty products ........       (7)      -0.4%      1       0.1%
Corporate and other .....................     (252)       --     (294)        --
Total operating income ..................       30        0.2%    235       1.7%


On a consolidated basis, the Company's operating income for the first quarter of 2006 decreased by $205,000 compared to 2005 due to the decreased earnings in the pet supplies segment attributable to decreased sales and lower margins. Higher sales in the work gloves and protective wear segment, provided operating earnings increases though lower margins offset the decreased selling and other operating expenses. Operating earnings also declined in the promotional and specialty products segment due to increased labor cost and higher selling expenses, which more than offset the benefit of increased sales.

Other Income and (Expense)

The Company incurred $124,000 in interest expense during the first quarter of 2006, an increase of $36,000 from the comparable period in 2005 due to higher average borrowings in connection with increased working capital compared to 2005 and higher interest rates.

Taxes

In the first quarter of 2006, the Company recorded an income tax benefit of $32,000 based on current federal and estimated average state income tax rates. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

Liquidity and Capital Resources

Operating activities provided $114,000 in cash during the first quarter of 2006, compared to a use of $433,000 in 2005. This change was primarily attributable to reduced inventory and accounts receivable, with the payment of certain accrued liabilities during the quarter such as year-end customer rebates and professional fees partially offsetting the benefit provided by lower inventory and accounts receivable.

Investing activities used $65,000 in the first quarter of 2006, compared to $44,000 during the comparable period in 2005. The increased level of capital expenditures in 2005 consisted primarily of information technology enhancements, but also included certain warehouse improvements. The Company expects to make equipment purchases to improve printing production efficiency in its promotional and specialty products segment the second quarter at a cost of approximately $50,000. The Company currently has no other material commitments for capital expenditures.

Cash flows provided by financing activities totaled $281,000 for the first quarter of 2006. The Company paid down long-term term loans by $159,000 and borrowed $440,000 under its revolving line of credit to meet working capital needs.

At April 1, 2006, the Company had $325,000 in cash with borrowings of $2,742,000 under its $7,000,000 revolving line of credit with availability under this line of $4,258,000. The Company was in compliance with its credit facility loan covenants as of April 1, 2006. Management believes the Company's cash on hand and availability under the credit facility should provide ample liquidity for the Company's expected working capital and operating needs.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $888,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $774,000 of the Company's term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company's revolving credit facility.

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

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5. Other Information

          Not applicable.

Item 6. Exhibits

          (a) Exhibits

               10.3.6 Sixth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated January 30, 2006

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



Dated:  May 15, 2006                      By: /s/  J. Bruce Lancaster
       ---------------                        -----------------------
                                                   J. Bruce Lancaster
                                                   Chief Financial Officer
                                                   (principal financial officer)