Form 10-Q
period 2006-06-01
BOSS HOLDINGS INC
filed 2006-08-15
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended             July 1, 2006
                                                     ------------
          Commission File No.                             0-23204
                                                          -------

                               BOSS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                              58-1972066
---------------------------------                            -------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                              Outstanding at August 1, 2006
-----------------------------                      -----------------------------
Common Stock, $.25 par value                               1,980,767

Part I - Financial Information
Item 1.  Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                            July 1,   December 31,
Assets                                                       2006         2005
----------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents ..........................    $    286       $     --
  Accounts receivable, net ...........................       6,927          8,373
  Inventories ........................................      15,763         16,728
  Deferred tax asset .................................       1,467          1,467
  Prepaid expenses and other .........................         453            554
                                                          -----------------------
          Total current assets .......................      24,896         27,122

Property and Equipment, net ..........................       3,719          3,799

Other Assets .........................................         479            393
Intangibles, net of amortization .....................         179            203
Goodwill .............................................       3,180          3,180
Deferred Tax Asset ...................................         785            744
                                                          -----------------------
                                                          $ 33,238       $ 35,441
                                                          =======================

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------
Current Liabilities:
  Current portion of long-term obligations ...........    $    661       $    817
  Accounts payable ...................................         779          1,269
  Accrued payroll and related expenses ...............         650          1,006
  Accrued liabilities and other ......................         855          1,461
                                                          -----------------------
          Total current liabilities ..................       2,945          4,553
                                                          -----------------------

Long-Term Obligations, net of current portion ........       4,158          4,889
                                                          -----------------------

Deferred Compensation ................................         420            321
                                                          -----------------------

Stockholders' Equity:
  Common stock, $.25 par value; 10,000,000 shares ....         495            496
  Additional paid-in capital .........................      66,261         67,012
  Accumulated (deficit) ..............................     (41,164)       (41,069)
  Accumulated other comprehensive income .............         123             56
                                                          -----------------------
                                                            25,715         26,495
  Less treasury shares, at cost ......................          --            817
                                                          -----------------------
          Total stockholders' equity .................      25,715         25,678
                                                          -----------------------
                                                          $ 33,238       $ 35,441
                                                          =======================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                            Six Months     Six Months
                                            Quarter Ended   Quarter Ended      Ended         Ended
                                               July 1,         July 2,        July 1,       July 2,
                                                2006            2005           2006          2005
                                            --------------------------------------------------------
Net sales ...............................   $    12,074    $    11,373    $    25,750    $    24,846

Cost of sales ...........................         9,311          8,695         19,920         18,813
                                            --------------------------------------------------------

          Gross profit ..................         2,763          2,678          5,830          6,033

Operating expenses ......................         2,722          2,757          5,759          5,877
                                            --------------------------------------------------------

          Operating income (loss) .......            41            (79)            71            156
                                            --------------------------------------------------------

Other income (expense):
  Interest income .......................             1              7              1             13
  Interest expense ......................          (114)           (81)          (238)          (169)
  Other .................................            (1)            --             10              2
                                            --------------------------------------------------------
                                                   (114)           (74)          (227)          (154)
                                            --------------------------------------------------------

          Income (loss) before income tax           (73)          (153)          (156)             2

Income tax expense (benefit) ............           (29)           (60)           (61)             1
                                            --------------------------------------------------------
          Net income (loss) .............   $       (44)   $       (93)   $       (95)   $         1
                                            ========================================================


Comprehensive income (loss) .............   $        18    $      (134)   $       (28)   $        17
                                            ========================================================

Weighted average shares outstanding .....     1,980,767      1,948,935      1,980,767      1,942,724

Basic earnings (loss) per common share ..   $     (0.02)   $     (0.05)   $     (0.05)   $        --
                                            ========================================================

Diluted earnings (loss) per common share    $     (0.02)   $     (0.05)   $     (0.05)   $        --
                                            ========================================================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
                                                               Six Months     Six Months
                                                                  Ended         Ended
                                                                 July 1,       July 2,
                                                                  2006          2005
---------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income (loss) .........................................   $   (95)      $     1
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization ...........................       230           206
    Stock based compensation ................................        65           103
    Deferred tax expense (benefit) ..........................       (52)            1
    Changes in assets and liabilities:
      (Increase) decrease in:
        Accounts receivable .................................     1,446         1,217
        Inventories .........................................       965          (391)
        Prepaid expenses and other current assets ...........       101           155
        Deferred charges and other assets ...................        41            --
      Increase (decrease) in:
        Accounts payable ....................................      (490)         (580)
        Accrued liabilities .................................      (962)         (714)
                                                                ---------------------
          Net cash provided by (used in) operating activities     1,249            (2)
                                                                ---------------------

Cash Flows from Investing Activities:
  Purchases of property and equipment .......................      (126)         (119)
  Acquisition of operating assets ...........................        --          (637)
                                                                ---------------------
          Net cash used in investing activities .............      (126)         (756)
                                                                ---------------------

Cash Flows from Financing Activities:
  (Repayment) borrowing on revolving line of credit .........      (467)        1,148
  Repayment on long-term obligation .........................      (420)         (337)
  Proceeds from exercise of stock options ...................        --            87
                                                                ---------------------
          Net cash provided by (used in) financing activities      (887)          898
                                                                ---------------------

Effect of exchange rates on cash and cash equivalents .......        50            12
                                                                ---------------------

          Increase in cash and cash equivalents .............       286           152

Cash and cash equivalents:
  Beginning of period .......................................        --         1,056
                                                                ---------------------
  End of period .............................................   $   286       $ 1,208
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

Note 2.  Earnings Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share:


                                                 Quarter Ended        Six Months Ended
                                               ----------------------------------------
                                                July 1,    July 2,    July 1,   July 2,
                                                  2006      2005       2006      2005
                                               ----------------------------------------
Numerator for basic and diluted net earnings
  (loss) per common share, earnings (loss)
  attributable to common stockholders ......   $   (44)   $   (93)   $   (95)   $     1
                                               ========================================

Denominator for basic net earnings
  (loss) per common share, weighted
  average shares outstanding ...............     1,981      1,949      1,981      1,943
Effect of dilutive securities,
  employee stock options ...................        --         --         --        234
                                               ----------------------------------------
          Denominator for diluted earnings
          (loss) per common share ..........     1,981      1,949      1,981      2,177
                                               ========================================

Basic earnings (loss), per common share ....   $ (0.02)   $ (0.05)   $ (0.05)   $    --
                                               ========================================

Diluted earnings (loss), per common share ..   $ (0.02)   $ (0.05)   $ (0.05)   $    --
                                               ========================================

Excludes options to purchase shares of common stock totaling 217,106 and 220,364 for the second quarter and first half 2006, respectively, and 228,707 shares for the second quarter of 2005, because the Company operated at a loss during these periods; therefore the effect would be antidilutive.

Note 3. Stock Based Compensation and Recent Accounting Pronouncements

At July 1, 2006, the Company maintained the following equity compensation plans:
a) two stock option plans adopted in 1998 providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company; and b) an equity-based incentive program adopted in 2004 allowing the issuance of up to 150,000 shares of common stock in the form of any of the following: stock options, stock appreciation rights, performance based stock awards and restricted stock units.

Stock option transactions are summarized as follows:


                                           Six Months Ended     Six Months Ended
                                             July 1, 2006         July 2, 2005
                                          ----------------------------------------
                                                    Weighted              Weighted
                                                     Average               Average
                                                    Exercise              Exercise
                                           Shares    Price     Shares       Price
                                          ----------------------------------------
Outstanding, beginning of period .....    393,834   $  3.35    366,914    $   2.59
  Granted ............................         --        --     62,000        7.50
  Exercised ..........................         --        --    (35,000)       2.49
  Expired ............................         --        --         --          --
                                          ----------------------------------------
Outstanding, end of period ...........    393,834   $  3.35    393,914    $   3.37
                                          ========================================

Options exercisable, end of period ...    361,328   $  2.99    361,408    $   3.01
                                          ========================================

Weighted average fair value per option
of options granted ...................              $    --               $   3.84
                                                    =======               ========

The Company's management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2005; expected volatility of 48%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 4.2%; and expected life of 5 years.

Compensation expense related to stock options totaled $33 and $65 for the second quarter and first half of 2006, respectively. As of July 1, 2006, the total compensation costs of nonvested awards is approximately $94, of which $64 will vest during the remaining months of 2006 and $30 in 2007. The intrinsic value of outstanding and vested options was $1,422 as of July 1, 2006.

Note 4.  Comprehensive Income (Loss)

SFAS No. 130 "Reporting Comprehensive Income," establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity, which for the Company is comprised of foreign currency translation adjustments and unrealized gains and losses on interest rate swap agreements. The following table summarizes the components of comprehensive income (loss):


                                                                Quarter Ended                Six Months Ended
                                                            -----------------------------------------------------
                                                             July 1,        July 2,         July 1,       July 2,
                                                              2006           2005            2006          2005
                                                            -----------------------------------------------------
Net income (loss) .......................................   $    (44)      $    (93)      $    (95)      $      1
Other comprehensive income
  Foreign currency translation adjustments ..............         55            (24)            50             12
  Unrealized gain (loss) on interest rate swap agreements
    net of income taxes .................................          7            (17)            17              4
                                                            -----------------------------------------------------
Total comprehensive income (loss) .......................   $     18       $   (134)      $    (28)      $     17
                                                            =====================================================

Note 5.  Operating Segments and Related Information

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


                             Work Gloves and                          Promotional and        Corporate
                             Protective Wear        Pet Supplies     Specialty Products       and Other                Total
                           ---------------------------------------------------------------------------------------------------------
                             2006        2005       2006     2005      2006      2005      2006       2005        2006       2005
                           ---------------------------------------------------------------------------------------------------------
Quarter:
  Revenue ...............  $  8,104   $  7,484   $  1,488  $  1,508  $  2,482  $  2,381  $     --   $     --    $ 12,074   $ 11,373
  Operating income (loss)  $   (134)  $   (242)  $     23  $     44  $    395  $    377  $   (243)  $   (258)   $     41   $    (79)
  Total assets ..........    21,765     20,111      3,856     3,873     5,504     4,851     2,113      3,365      33,238     32,200
  Intangibles ...........       577        542         --        --     2,782     2,629        --         --       3,359      3,171

Year-to-Date:
  Revenue ...............  $ 17,566   $ 16,648   $  3,765  $  4,053  $  4,419  $  4,145  $     --   $     --    $ 25,750   $ 24,846
  Operating income (loss)  $     42   $   (103)  $    134  $    434  $    389  $    377  $   (494)  $   (552)   $     71   $    156


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


Sales

                                        Quarter            Year-to-Date
        Sales by Segment           ---------------------------------------
             $(000)                 2006       2005      2006       2005
                                   ---------------------------------------
Work gloves and protective wear     8,104      7,484     17,566     16,648
Pet supplies ...................    1,488      1,508      3,765      4,053
Promotional & specialty products    2,482      2,381      4,419      4,145
                                   ---------------------------------------
          Total sales ..........   12,074     11,373     25,750     24,846
                                   =======================================

Total revenues for the three months ended July 1, 2006 increased $701,000 or 6.2% from the comparable quarter in 2005. This sales increase during the second quarter was primarily attributable to growth in the Company's core work gloves and protective wear segment with sales also up in the promotional and specialty products segment, while revenues declined slightly in the pet supplies segment.

Second quarter sales in the Company's work gloves and protective wear segment were 8.3% ahead of the comparable period in 2005 on revenue growth of 16.5% in the domestic consumer market. This increase was primarily attributable to growth in the consumer customer base, particularly in the hardware distributor channel of distribution. Sales allowances to attract new customers partially offset the impact of customer growth and also negatively impacted margins in the consumer market. Revenues in the consumer market also increased due to higher selling prices compared to the prior year as the Company increased selling prices because of escalating costs on a number of products such as latex and petroleum based goods. In the domestic industrial market of the work gloves and protective wear segment, sales increased 1.8% during the second quarter of 2006 compared to the comparable quarter of 2005, again on increased selling prices. This represents a slower growth trend than the Company experienced in recent quarters which management attributes to higher selling prices and the slowing economy.

During the second quarter of 2006, revenues in the promotional and specialty products segment increased by 4.2% on sales growth at Galaxy Balloon. The introduction of new products, including full size sports balls, exercise balls and noisemakers were the primary factor in sales growth with sales also up slightly in Galaxy's core balloon imprinting business. In the pet supplies segment, second quarter sales declined 1.3%, little changed from 2005.

For the six months ended July 1, 2006, consolidated revenues increased 3.6% compared to the same period in 2005. This increase was due in large part to the work gloves and protective wear segment with consumer market sales up 8.6% on increased sales of CAT(R) branded product and growth in the hardware distributor customer base. Sales growth of 6.6% in the promotional and specialty products segment also contributed to the Company's overall sales growth during the first half, with new product sales and higher balloon volumes providing the bulk of this sales growth. Sales increases in the segments noted above were partially offset by lower revenues in the pet supplies segment, which has been negatively impacted by the transition to a direct import program by a major customer in this segment.

Management anticipates seasonal sales increases during the upcoming quarter in the work gloves and protective wear segment with the approach of colder weather as well as in the promotional and specialty products segment due to fall sports related activity. Sales in the pet supplies segment generally decline during the third and fourth quarters when pet owners reduce outside activities. The Company expects sales of CAT(R) branded goods to continue to grow over the balance of the year with the continued expansion of the customer base for these products.


Cost of Sales

                                                  Quarter                          Year-to-Date
                                    -------------------------------------------------------------------------
                                         2006                2005               2006              2005
                                    -------------------------------------------------------------------------
    Cost of Sales by Segment          $        %         $        %         $        %        $          %
          $(000)                    -------------------------------------------------------------------------
Work gloves and protective wear     6,455     79.7%    5,959     79.6%   13,800     78.6%   13,016     78.2%
Pet supplies ...................    1,231     82.7%    1,191     79.0%    3,047     80.9%    2,966     73.2%
Promotional & specialty products    1,625     65.5%    1,545     64.9%    3,073     69.5%    2,831     68.3%
                                    -------------------------------------------------------------------------
          Total cost of sales ..    9,311     77.1%    8,695     76.5%   19,920     77.4%   18,813     75.7%
                                    ========================================================================

Cost of sales for the three months ended July 1, 2006 were up $616,000 from the corresponding period in 2005 due to higher sales as discussed above, while increasing 0.6% as a percentage of sales. Margins were essentially unchanged in the work gloves and protective wear segment as the negative impact of increased sales allowances to attract new business in the domestic consumer market were largely offset by increased selling prices. Margins declined 3.7% in the pet supplies segment because of the negative impact of the transition of a major customer to a direct import program and higher costs in certain imported goods. Management is working to increase selling prices where appropriate in this segment. In the promotional and specialty markets segment, margins declined 0.6% due to increased costs on raw material.

For the six-month period, cost of sales increased by 1.7% of sales due to lower margins in each segment. The most significant margin erosion occurred in the pet supplies segment due to the customer change to a direct import program noted above as well as a change in sales mix to an additional major customer. Management is working to increase selling prices and negotiate lower costs from suppliers in this segment. In the work gloves and protective wear segment, margins declined by 0.4% due to the impact of higher than normal sales allowances in the consumer market. Margins in the promotional and specialty products segment declined 1.2% due to increased labor expense during the first quarter and certain raw material cost increases.


Operating Expenses
                                                 Quarter                            Year-to-Date
                                    -------------------------------------------------------------------------
                                         2006                 2005              2006              2005
      Operating Expenses            -------------------------------------------------------------------------
      by Segment $(000)                $         %        $         %        $         %        $        %
                                    -------------------------------------------------------------------------
Work gloves and protective wear ..   1,783     22.0%    1,767     23.6%    3,724     21.2%    3,735     22.4%
Pet supplies .....................     234     15.7%      273     18.1%      584     15.5%      653     16.1%
Promotional & specialty products .     462     18.6%      459     19.3%      957     21.7%      937     22.6%
Corporate and other ..............     243       --       258       --       494       --       552        --
                                    -------------------------------------------------------------------------
          Total operating expenses   2,722     22.5%    2,757     24.2%    5,759     22.4%    5,877     23.7%
                                    =========================================================================


Operating expenses were little changed during the second quarter of 2006 compared to the corresponding period in 2005, down $35,000, or 1.2%, and down as a percentage of sales by 1.7%. In both the work gloves and protective wear segment and the promotional and specialty products segment, operating expenses were essentially unchanged, up less than 1%, despite increased sales as management controlled selling and administrative expenses. In the pet supplies segment, operating expenses declined $39,000 or 14%, due primarily to lower selling expenses, while corporate and other operating expenses declined $15,000, or 5.8%, due in large part to lower stock compensation expense.

For the six-month period ended July 1, 2006, consolidated operating expenses declined $118,000 or 2.0%. As in the second quarter, operating expenses were little changed from last year in the work gloves and protective wear segment and the promotional and specialty products segment despite higher sales. Operating expenses declined $69,000, or 10.6%, in the pet supplies segment due to lower selling expenses, in large part associated with product line repackaging during 2005. In the corporate and other segment, operating expenses declined $58,000 compared to the prior year due primarily to lower stock compensation expense.


Earnings (Loss) From Operations

                                                     Quarter                          Year-to-Date
                                         ---------------------------------------------------------------------
                                               2006               2005            2006              2005
       Operating Income (Loss)           ---------------------------------------------------------------------
         by Segment $(000)                  $         %        $       %       $        %        $         %
                                         ---------------------------------------------------------------------
Work gloves and protective wear .......   (134)     -1.7%    (242)   -3.2%     42      0.2%    (103)     -0.6%
Pet supplies ..........................     23       1.5%      44     2.9%    134      3.6%     434      10.7%
Promotional & specialty products ......    395      15.9%     377    15.8%    389      8.8%     377       9.1%
Corporate and other ...................   (243)       --     (258)     --    (494)      --     (552)       --
                                         ---------------------------------------------------------------------
          Total operating income (loss)     41       0.3%     (79)   -0.7%     71      0.3%     156       0.6%
                                         =====================================================================

On a consolidated basis, the Company generated $41,000 in operating income during the second quarter of 2006, compared to a $79,000 operating loss for the same period in 2005. The Company has historically operated at a loss during warm weather months. However, increased sales coupled with steady operating expenses reduced the Company's loss in its primary work gloves and protective wear segment, while the acquisition of Galaxy in 2004 has improved profitability in the promotional and specialty products segment. Lower sales in the pet supplies segment partially offset the favorable results in the Company's other operating segments.

On a year-to-date basis, the Company generated income from operations of $71,000 through July 1, 2006, compared to $156,000 for the comparable period in 2005. Reduced earnings in the pet supplies segment attributable to lower sales and margins more than offset improved results in the work gloves and protective wear segment.

Other Income and (Expense)

The Company incurred $114,000 in interest expense during the second quarter of 2006, an increase of $33,000 from the comparable period in 2005 due to increased borrowings to support working capital and higher interest rates. Interest expense for the six months ended July 1, 2006 increased $69,000 from the comparable period in 2005 due to the factors noted above for the second quarter.

Taxes

During 2006, the Company has recorded income tax expense based on current federal and estimated average state income tax rates. The Company recorded a combined tax benefit of $29,000 during the second quarter of 2006 and $61,000 on a year-to-date basis. The federal income tax portion of the tax provision is a non-cash benefit, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

Liquidity and Capital Resources

Operating activities generated $1,249,000 in cash through the first six months of 2006, compared to a use of $2,000 in 2005. The primary change from the prior year occurred in inventory, which declined $965,000 in 2006 because of lower seasonal demand in the work gloves and protective wear segment. Accounts receivable also declined due to the normal seasonal fluctuation in the Company's work gloves and protective wear segment where sales generally peak in the fourth quarter and reach a seasonal low around June. Accounts payable and accrued liabilities declined due to the payment of various obligations, including customer sales incentives and professional fees, accrued during the fourth quarter of 2005 and paid in 2006.

Investing activities used $126,000 in the first half of 2006, compared to $756,000 during the comparable period in 2005. The Company paid $637,000 in connection with the acquisition of the Head-Lite division during the second quarter of 2005. Capital expenditures totaled $126,000 in 2006, with major items including equipment purchases to improve printing production efficiency in the promotional and specialty products segment as well as warehouse and information technology expenditures in the work gloves and protective wear segment. The Company currently has no material commitments for capital expenditures.

Cash used in financing activities totaled $887,000 through the six months ended July 1, 2006 as the Company used the cash generated by operating activities to pay down debt.

As of July 1, 2006, the Company had $1,834,000 in borrowings under its $7,000,000 revolving line of credit, with availability under this line of $5,166,000. The Company's availability under the credit facility should provide sufficient liquidity for the Company's expected working capital and operating needs. Borrowing is expected to increase during the third quarter due to seasonal working capital requirements. Management anticipates lower inventory levels over the balance of the year compared to 2005 because of inventory control initiatives and improved supply chain logistics.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company's primary market risk exposure consists of changes in short-term prime and LIBOR interest rates on certain borrowings that bear interest at floating rates. The value of the Company's financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $875,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $736,000 of the Company's term loan related to the Galaxy acquisition. Moderate fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company's revolving credit facility.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of the Company's stockholders was held on Tuesday, June 6, 2006 in St. Louis, MO. At the meeting the stockholders voted on the following items:

          1) Elected six directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

                                               For        Withheld
                                           -----------------------
                   G. Louis Graziadio III   1,656,172     138,605
                   Perry A. Lerner ......   1,794,322         455
                   Lee E. Mikles ........   1,794,322         455
                   Paul A. Novelly ......   1,656,172     138,605
                   William R. Lang ......   1,794,322         455
                   J. Bruce Lancaster ...   1,656,172     138,605

          2) Approved and ratified the appointment of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ending December 30, 2006.

                   1,794,054 for                  25 against         698 abstain

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

                                                     BOSS HOLDINGS, INC.



Dated:  August 15, 2006                        By: /s/  J. Bruce Lancaster
        -----------------                          -----------------------------
                                                   J. Bruce Lancaster
                                                   Executive Vice President
                                                   (principal financial officer)