Form 10-Q
period 2006-09-30
BOSS HOLDINGS INC
filed 2006-11-14
CIK 916802

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended                              September 30, 2006
                                                            --------------------
Commission File No.                                               0-23204
                                                            --------------------

                               BOSS HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

Delaware                                                          58-1972066
-------------------------------                              -------------------
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
                                                            Yes   X   No
                                                                -----     -----
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer       Accelerated filer      Non-accelerated filer  X
                        -----                   -----                      -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                            Yes       No    X
                                                                -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                            Outstanding at November 1, 2006
----------------------------                     -------------------------------
Common Stock, $.25 par value                                1,980,767

Part I - Financial Information
Item 1. Financial Statements


Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                        September 30,   December 31,
Assets                                                       2006          2005
-----------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents ..........................    $      319     $       --
  Accounts receivable, net ...........................         8,412          8,373
  Inventories ........................................        14,734         16,728
  Deferred tax asset .................................         1,467          1,467
  Prepaid expenses and other .........................           485            554
                                                          -------------------------
          Total current assets .......................        25,417         27,122

Property and Equipment, net ..........................         3,686          3,799

Other Assets .........................................           477            393
Intangibles, net of amortization .....................           168            203
Goodwill .............................................         3,180          3,180
Deferred tax asset ...................................           574            744
                                                          -------------------------
                                                          $   33,502     $   35,441
                                                          =========================

Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------
Current Liabilities:
  Accounts payable ...................................    $      736     $    1,269
  Current portion of long-term obligations ...........           508            817
  Accrued payroll and related expenses ...............           903          1,006
  Accrued liabilities and other ......................         1,220          1,461
                                                          -------------------------
          Total current liabilities ..................         3,367          4,553
                                                          -------------------------

Long-Term Obligations, net of current portion ........         3,562          4,889
                                                          -------------------------

Deferred Compensation ................................           445            321
                                                          -------------------------

Stockholders' Equity:
  Common stock, $.25 par value; 10,000,000 shares ....           495            496
  Additional paid-in capital .........................        66,293         67,012
  Accumulated (deficit) ..............................       (40,764)       (41,069)
  Accumulated other comprehensive income .............           104             56
                                                          -------------------------
                                                              26,128         26,495
  Less treasury shares, at cost ......................            --            817
                                                          -------------------------
          Total stockholders' equity .................        26,128         25,678
                                                          -------------------------
                                                          $   33,502     $   35,441
                                                          =========================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

                                                                     Nine Months  Nine Months
                                   Quarter Ended   Quarter Ended        Ended        Ended
                                    September 30,     October 1,    September 30, October 1,
                                         2006           2005            2006         2005
----------------------------------------------------------------------------------------------
Net sales ........................   $    13,248    $    14,016    $    38,998    $    38,862

Cost of sales ....................         9,794         10,435         29,714         29,247
                                     --------------------------------------------------------

          Gross profit ...........         3,454          3,581          9,284          9,615

Operating expenses ...............         2,711          3,088          8,470          8,966
                                     --------------------------------------------------------

          Operating income .......           743            493            814            649
                                     --------------------------------------------------------

Other income (expense):
  Interest income ................            --              4              1             17
  Interest expense ...............           (91)          (119)          (328)          (288)
  Other ..........................             3              7             13              9
                                     --------------------------------------------------------
                                             (88)          (108)          (314)          (262)
                                     --------------------------------------------------------

          Income before income tax           655            385            500            387

Income tax expense ...............          (255)          (150)          (195)          (151)
                                     --------------------------------------------------------
          Net income .............   $       400    $       235    $       305    $       236
                                     ========================================================


Comprehensive Income .............   $       381    $       332    $       353    $       349
                                     ========================================================

Weighed average shares outstanding     1,980,767      1,971,957      1,980,767      1,952,225

Basic earnings per common share ..   $      0.20    $      0.12    $      0.15    $      0.12
                                     ========================================================

Diluted earnings per common share    $      0.18    $      0.11    $      0.14    $      0.11
                                     ========================================================

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)
                                                               Nine Months     Nine Months
                                                                 Ended             Ended
                                                              September 30,     October 1,
                                                                  2006             2005
------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net income ................................................   $     305      $     236
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization ...........................         344            323
    Stock based compensation ................................          97            140
    Deferred tax expense ....................................         170            131
    Changes in assets and liabilities, net of acquisitions:
      (Increase) decrease in:
        Accounts receivable .................................         (39)        (1,328)
        Inventories .........................................       1,994         (2,792)
        Prepaid expenses and other current assets ...........          69             80
        Deferred charges and other assets ...................          40             (1)
      Increase (decrease) in:
        Accounts payable ....................................        (533)          (193)
        Accrued liabilities .................................        (344)          (156)
                                                                ------------------------
          Net cash provided by (used in) operating activities       2,103         (3,560)
                                                                ------------------------

Cash Flows from Investing Activities:
  Purchases of property and equipment .......................        (196)          (146)
  Acquisition ...............................................          --           (651)
                                                                ------------------------
          Net cash used in investing activities .............        (196)          (797)
                                                                ------------------------

Cash Flows from Financing Activities:
  Net (repayment) borrowings on revolving line of credit ....        (952)         3,904
  Repayment of long-term obligation .........................        (684)          (612)
  Proceeds from exercise of stock options ...................          --             87
                                                                ------------------------
          Net cash provided by (used in) financing activities      (1,636)         3,379
                                                                ------------------------

  Effect of exchange rates on cash and cash equivalents .....          48             91
                                                                ------------------------

          Increase (decrease) in cash and cash equivalents ..         319           (887)

Cash and cash equivalents:
  Beginning of period .......................................          --          1,056
                                                                ------------------------
  End of period .............................................   $     319      $     169
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

Note 2.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In Thousands, Except Per Share Data)              Quarter Ended            Nine Months Ended
                                              ------------------------ -------------------------
                                              September 30, October 1,  September 30, October 1,
                                                  2006         2005        2006         2005
                                              --------------------------------------------------
Numerator for basic and diluted net earnings
  per common share, earnings
  attributable to common stockholders ......   $    400     $    235     $    305     $    236
                                               ===============================================

Denominator for basic net earnings
  per common share, weighted
  average shares outstanding ...............      1,981        1,972        1,981        1,952
Effect of dilutive securities,
  employee stock options ...................        212          257          217          242
                                               -----------------------------------------------
          Denominator for diluted earnings
          per common share .................      2,193        2,229        2,198        2,194
                                               ===============================================

Basic earnings per common share ............   $   0.20     $   0.12     $   0.15     $   0.12
                                               ===============================================

Diluted earnings per common share ..........   $   0.18     $   0.11     $   0.14     $   0.11
                                               ===============================================

Note 3.  Stock Options

At September 30, 2006, the Company maintained the following equity compensation plans: a) two stock option plans adopted in 1998 providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company; and b) an equity-based incentive program adopted in 2004 allowing the issuance of up to 150,000 shares of common stock in the form of any of the following: stock options, stock appreciation rights, performance based stock awards and restricted stock units.

Stock option transactions are summarized as follows:


                                            Nine Months Ended         Nine Months Ended
                                           September 30, 2006          October 1, 2005
                                         ------------------------ ---------------------
                                                       Weighted                Weighted
                                                        Average                 Average
                                                       Exercise                Exercise
                                           Shares       Price       Shares       Price
                                         ----------------------------------------------
Outstanding, beginning of period .....     393,834    $   3.35      366,914    $   2.59
  Granted ............................          --         --        62,000        7.50
  Exercised ..........................          --         --       (35,000)       2.49
  Expired ............................     (12,834)       4.55           --          --
                                          ---------------------------------------------
Outstanding, end of period ...........     381,000    $   3.31      393,914    $   3.37
                                          =============================================

Options exercisable, end of period ...     351,244    $   2.97      361,408    $   3.01
                                          =============================================

Weighted average fair value per option
  of options granted .................                $     --                 $   3.84
                                                      ========                 ========

The Company's management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2005; expected volatility of 48%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 4.2%; and expected life of 5 years.

Compensation expense related to stock options totaled $32 and $97 for the third quarter and first nine months of 2006, respectively. As of September 30, 2006, the total compensation costs of nonvested awards is approximately $62, of which $32 will vest during the remaining months of 2006 and $30 in 2007. The intrinsic value of outstanding and vested options was $1,419 as of September 30, 2006.


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


                                                       Quarter Ended               Nine Months Ended
                                                  --------------------------- --------------------------
                                                  September 30,  October 1,    September 30,  October 1,
                                                      2006          2005           2006          2005
                                                  -----------------------------------------------------
Net income ....................................     $   400      $     235       $   305       $   236
Other comprehensive income
  Foreign currency translation adjustments ....          (2)            79            48            91
  Unrealized gain on interest rate swap
    agreements, net of income taxes ...........         (17)            18            --            22
                                                    --------------------------------------------------
          Total comprehensive income ..........     $   381      $     332       $   353       $   349
                                                    ==================================================

Note 5.  Operating Segments and Related Information

The Company operates in the work gloves and protective wear segment through its Boss Manufacturing Company subsidiary, which imports, markets and distributes gloves, boots, rainwear and hands-free lighting products. In addition, through Boss Pet and the Warren Pet Products division of Boss Manufacturing Holdings, Inc., the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its Galaxy Balloons subsidiary, the Company also markets custom imprinted balloons, balls and other primarily inflatable products.

The following table provides summarized information concerning the Company's reportable segments. In this table, the Company's corporate operations are grouped into a miscellaneous column entitled, "Corporate and Other."


(in thousands)             Work Gloves and                        Promotional and        Corporate
                           Protective Wear      Pet Supplies     Specialty Products       and Other                Total
                         -----------------------------------------------------------------------------------------------------
                           2006      2005      2006      2005      2006      2005      2006       2005        2006      2005
                         -----------------------------------------------------------------------------------------------------
Quarter:
  Revenue ............   $ 8,810   $ 9,803   $ 1,377   $ 1,443   $ 3,061   $ 2,770   $    --    $    --      $13,248   $14,016
  Earnings (loss)
    from operations ..   $   340   $   290   $    17   $     1   $   625   $   468   $  (239)   $  (266)     $   743   $   493
          Total assets    22,357    25,106     3,533     3,654     5,720     4,982     1,892      2,271       33,502    36,013
  Intangibles ........       574       553        --        --     2,774     2,618        --         --        3,348     3,171

Year-to-Date:
  Revenue ............   $26,376   $26,453   $ 5,142   $ 5,497   $ 7,480   $ 6,912   $    --    $    --      $38,998   $38,862
  Earnings (loss)
    from operations ..   $   383   $   187   $   150   $   435   $ 1,014   $   845   $  (733)   $  (818)     $   814   $   649

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


Sales

----------------------------------------------------------------------------
                                          Quarter             Year-to-Date
        Sales by Segment             ---------------------------------------
            $(000)                    2006       2005       2006       2005
----------------------------------------------------------------------------
Work gloves and protective wear       8,810      9,803     26,376     26,453
Pet supplies ...................      1,377      1,443      5,142      5,497
Promotional & specialty products      3,061      2,770      7,480      6,912
                                     ---------------------------------------
          Total sales ..........     13,248     14,016     38,998     38,862
                                     =======================================

Total revenues for the three months ended September 30, 2006 decreased $768,000, or 5.5%, from the comparable quarter in 2005. The bulk of this decline was attributable to the work gloves and protective wear segment where sales in the domestic consumer market were down approximately 15% on a commensurate reduction in unit volume. Lower 2006 sales in this market were partially attributable to initial stocking orders during the third quarter of 2005 on new customer accounts established last year. Also, certain of the Company's larger consumer market accounts ran promotions later in 2006 than in the previous year, negatively impacting third quarter sales. In addition, boot sales declined during the third quarter of 2006 compared to the same period in 2005 due in large part to major hurricanes during the prior year. Third quarter sales in the domestic industrial market were essentially unchanged from 2005, down approximately 1%. A significant amount of the Company's selling emphasis in the work gloves and protective wear segment during 2006 has been centered on passing through product cost increases in the form of higher selling prices. While beneficial in maintaining margins during this period of escalating costs, this emphasis has diminished the Company's customer base expansion efforts. Sales of CAT(R) branded products were little changed from last year during the third quarter, up 1%. The Company expects full year sales to meet projections as this product line continues to allow penetration of new markets. Sales of Head-Lite products were below management expectations due in large part to supplier production difficulties that delayed customer shipments. These production issues have subsequently been resolved.

Third quarter sales in the promotional and specialty products segment increased $291,000, or 10.5%. The introduction of new products, including full size sports balls, exercise balls and noisemakers were the primary factor in sales growth with sales also up slightly in Galaxy's core balloon imprinting business. In the pet supplies segment, third quarter sales declined 4.6% due in large part to differences in order patterns from a major Warren Pet customer with order volume down during the third quarter, but essentially unchanged on a year-to-date basis for this customer.

On a year-to-date basis, consolidated sales were little changed from 2005, up 0.3%. In the promotional and specialty products segment, sales increased 8.2% due in large part to new product introductions at Galaxy. The increase in sales at Galaxy was to a large extent offset by lower sales in the pet supplies segment, which has been negatively impacted by the transition to a direct import program by a major customer in this segment. Sales in the work gloves and protective wear segment were essentially unchanged from 2005.

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


Cost of Sales

                                                 Quarter                             Year-to-Date
                                    -----------------------------------  -----------------------------------
                                          2006               2005               2006              2005
   Cost of Sales by Segment         ------------------------------------------------------------------------
            $(000)                    $         %        $         %        $         %       $          %
------------------------------------------------------------------------------------------------------------
Work gloves and protective wear     6,707     76.1%    7,475     76.3%   20,507     77.7%   20,492     77.5%
Pet supplies ...................    1,132     82.2%    1,158     80.2%    4,179     81.3%    4,125     75.0%
Promotional & specialty products    1,955     63.9%    1,802     65.1%    5,028     67.2%    4,630     67.0%
          Total cost of sales ..    9,794     73.9%   10,435     74.5%   29,714     76.2%   29,247     75.3%

Cost of sales for the three months ended September 30, 2005 declined 0.6% as a percentage of sales due primarily to improved margins in the promotional and specialty products segment attributable to production volume efficiencies at Galaxy. In addition, margins increased slightly in the work gloves and protective wear segment because of the Company's efforts to pass through product cost increases incurred over the past year to customers. Margins declined by 2% in the pet supplies segment due to the negative impact of a major customer's transition to a direct import program and higher costs on certain imported goods. The Company is seeking alternative sources to improve margins in this segment.

For the nine-month period, overall margins declined by 0.9% of sales due to reduced margins in the pet supplies segment attributable in large part to the lower margins on direct imported goods for the largest customer in this segment, as discussed above. In addition, margins on sales to the Company's second largest customer in this segment declined in part because of competitive selling price adjustments and in part due to a change in sales mix with a higher volume of lower margin product. Margins in the Company's other operating segments were little changed from last year on a year-to-date basis.


Operating Expenses

                                                 Quarter                             Year-to-Date
                                    -----------------------------------  ------------------------------------
                                          2006               2005               2006              2005
 Operating Expenses by Segment      -------------------------------------------------------------------------
            $(000)                     $         %        $         %        $         %       $          %
-------------------------------------------------------------------------------------------------------------
Work gloves and protective wear ..   1,763     20.0%    2,038     20.8%    5,486     20.8%    5,774     21.8%
Pet supplies .....................     228     16.6%      284     19.7%      813     15.8%      937     17.0%
Promotional & specialty products .     481     15.7%      500     18.1%    1,438     19.2%    1,437     20.8%
Corporate and other ..............     239        --      266        --      733        --      818        --
                                    -------------------------------------------------------------------------
          Total operating expenses   2,711     20.5%    3,088     22.0%    8,470     21.7%    8,966     23.1%
                                    =========================================================================

Operating expenses declined $377,000 during the third quarter of 2006 compared to the corresponding period in 2005. The bulk of this reduction occurred in the work gloves and protective wear segment and was attributable to lower sales related expenses with commission expense down due to lower sales and reduced bonus commissions in comparison to 2005. In addition, the Company restructured its sales force in this segment, eliminating certain staff to reduce payroll cost. Operating expenses declined in the pet supplies segment by $56,000 because of higher than usual 2005 costs during the third quarter related to redesigning packaging in this segment. In the promotional and specialty products segment, operating expenses were little changed from the prior year while corporate and other segment expenses declined $27,000 due to lower consulting expenses.

For the nine-month period ended September 30, 2006, operating expenses declined $496,000 compared to the prior year. The largest portion of this decrease resulted from lower sales related expenses in the work gloves and protective wear segment as discussed above. In addition operating expenses declined $124,000 in the pet supplies segment due to reduced package redesign expense in addition to lower selling payroll and reduced administrative expenses. In the corporate and other segment, operating expenses declined $85,000 because of lower stock compensation and consulting expense.

Earnings (Loss) From Operations

                                                        Quarter                                  Year-to-Date
                                        ----------------------------------------  ----------------------------------------
                                                 2006                 2005                 2006                2005
Operating Income (Loss) by Segment      ----------------------------------------------------------------------------------
            $(000)                            $         %          $         %          $         %          $         %
--------------------------------------------------------------------------------------------------------------------------
Work gloves and protective wear .......      340       3.9%       290       3.0%       383       1.5%       187       0.7%
Pet supplies ..........................       17       1.2%         1       0.1%       150       2.9%       435       7.9%
Promotional & specialty products ......      625      20.4%       468      16.9%     1,014      13.6%       845      12.2%
Corporate and other ...................     (239)        --      (266)        --      (733)        --      (818)        --
                                        ----------------------------------------------------------------------------------
          Total operating income (loss)      743       5.6%       493       3.5%       814       2.1%       649       1.7%
                                        ==================================================================================

On a consolidated basis, the Company generated operating income of $743,000 for the third quarter of 2006, up $250,000 from the same period in 2005. Increased sales in the promotional and specialty products segment along with lower operating expenses in the work gloves and protective wear segment resulted in improved earnings compared to the prior year.

On a year-to-date basis, earnings from operations of $814,000 increased $165,000 from 2005. Earnings in the work gloves and protective wear segment increased $196,000 because of lower operating expenses while earnings in the promotional and specialty products segment increased $169,000 because of higher sales at Galaxy. Operating income also benefited from lower operating expenses in the corporate and other segment. Lower earnings in the pet supplies segment attributable to diminished sales and reduced margins partially offset the favorable trend in the Company's other operating segments.

Other Income and (Expense)

The Company incurred $91,000 in interest expense during the third quarter of 2006, a decrease of $28,000 from the comparable period in 2005 due to reduced borrowings resulting from lower working capital during 2006. Higher interest rates during 2006 partially offset the favorable impact of lower borrowings on interest expense.

Interest expense for the nine months ended September 30, 2006 increased $40,000 from the comparable period in 2005 due primarily to higher interest rates, though management expects lower borrowings to result in reduced interest expense over the balance of the year.

Taxes

During 2006, the Company has recorded income tax expense based on current federal and estimated average state income tax rates. For the third quarter, the Company recorded a combined tax expense of $255,000. On a year-to-date basis, tax expense totaled $195,000. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

Liquidity and Capital Resources

Operating activities provided $2,103,000 in cash through the first nine months of 2006, compared to a use of $3,560,000 in 2005. This improvement was primarily attributable to reduced inventory levels resulting from management's inventory reduction plan initiated during the fourth quarter of 2005. With the reduction in sales growth during 2006 as well as a more stable transportation and supplier environment, the Company should be able to operate effectively at these reduced inventory levels, though seasonal inventory fluctuations are expected to continue. In addition to lower inventory, improved earnings and a smaller seasonal build in accounts receivable attributable to lower third quarter sales also contributed to improved operating cash flow. However, increased payments of accrued liabilities, primarily the payment of customer sales incentives and professional fees accrued during the fourth quarter of 2005 and paid in 2006, used more cash in 2006 than in the prior year, partially offsetting the favorable items noted above.

Investing activities used $196,000 through September 30, 2006, compared to a use of $797,000 during the comparable period in 2005. The Company paid $651,000 in connection with the acquisition of Head-Lite during 2005. Capital expenditures totaled $196,000 in 2006, with major items including equipment purchases to improve printing production efficiency in the promotional and specialty products segment as well as warehouse and information technology expenditures in the work gloves and protective wear segment. The Company currently has no material commitments for capital expenditures.

The Company utilized the cash provided by operating activities to pay down debt, resulting in a $1,636,000 use of funds in financing activities.

As of September 30, 2006, the Company had borrowings of $1,350,000 under its $7,000,000 revolving line of credit, with remaining availability under this line of $5,650,000. The Company's availability under the credit facility should provide sufficient liquidity for expected working capital and operating needs. Borrowings under the revolving line of credit should decrease during the upcoming two quarters because of seasonal working capital fluctuations.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company's financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $862,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $700,000 of the Company's term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company's revolving credit facility.

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

                                              BOSS HOLDINGS, INC.



Dated: _November 14, 2006                     By: /s/  J. Bruce Lancaster
        -------------------                   -------------------------------
                                              J. Bruce Lancaster
                                              Executive Vice President
                                              (principal financial officer)