Form 10-K
period 2006-12-30
BOSS HOLDINGS INC
filed 2007-03-30
CIK 916802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2006

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

Common Stock $ 0.25 par value
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

     Large accelerated filer ☐                         Accelerated filer ☐                         Non-accelerated filer ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     The aggregate market value of the voting and non-voting stock held by non-affiliates as of July 1, 2006 was approximately $5,066,000.

     There were 2,001,535 shares of the Registrant’s common stock outstanding as of March 15, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the registrant’s definitive proxy statement for its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

     The Company operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supplies business segment and promotional and specialty products segments. As described below, the Company acquired a pet supplies business in 2002, a promotional and specialty products company in 2004, and a specialty lighting products business in 2005. Specialty lighting products are part of the work gloves and protective wear business segment.

WORK GLOVES AND PROTECTIVE WEAR

     Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets – consumer and industrial. The consumer market represents approximately 51% of BMC domestic gross product sales and consists of retailers ranging from convenience stores to mass merchandisers as well as hardware, and grocery stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These end-users include companies in the agricultural, automotive, energy, lumber and construction industries.

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

     BMC sells to a broad customer base approximating three thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2006, BMC had an open order backlog of approximately $1,244,000 up about $279,000 from the previous year.

     The Company ceased domestic manufacturing operations during 2000 and is now primarily an importer and marketer. Finished goods in this segment are generally widely available from a number of suppliers in various countries. The cost to import many of the goods in this segment varied during 2006. Cost on gloves, boots and rainwear made from oil based fabrics, (such as PVC and nylon), fluctuated with oil prices. Latex prices increased during the year causing the cost of latex gloves and boots to increase. Revaluation of the Chinese currency and labor shortages resulted in cost pressure on all products imported from China. The Company has occasionally experienced short-term limitations in the supply of certain imported products, generally due to raw material shortages. Availability of imported goods is further subject to interruptions in shipping as well as import/export documentation and clearing. The Company does not anticipate any significant shortages of purchased goods for resale in 2007.

     During the fourth quarter of 2002, the Company entered into a trademark license agreement with Caterpillar Inc. under which the Company markets work gloves and rainwear under the CAT® trademark. Sales of CAT® products have steadily increased since their introduction in 2003, with total sales of $2,200,00 in 2006, representing 6% of domestic sales in the work gloves and protective wear segment for the year. The Company believes that the CAT® trademark will provide additional sales growth opportunities while allowing the Company to introduce new products that are less sensitive to market pricing pressures. New products being introduced in 2007 under the CAT® trademark include tool belts, tool bags and hats with hands-free illumination.

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

PROMOTIONAL AND SPECIALTY PRODUCTS

     During the third quarter of 2004, the Company acquired Galaxy Balloons, Incorporated (“Galaxy”), a Cleveland, Ohio based company operating in the promotional and specialty products segment. Galaxy provides custom imprinted balloons, mini-sport balls, signature balls, exercise balls, beach balls and other inflatable products. In addition, Galaxy has broadened its product line to include various non-inflatable imprinted items including yo-yos, juggle balls, sport horns, fan-ta-sticks, holiday candles and ornaments. These items are sold exclusively through authorized distributors in the promotional products industry. In the past two years, Galaxy has sold to approximately 10,000 different distributors.

     A broad based group of end-users, from banks to hotels to schools, purchase Galaxy’s custom imprinted products for advertising and promotional purposes. Examples include miniature footballs and basketballs thrown into the crowds at sporting events and helium filled balloons given to children at restaurants. The products offered by Galaxy provide end-users with the opportunity to get their name in front of many potential customers for maximum exposure at a relatively small advertising cost.

     The promotional products industry is comprised of over 20,000 registered distributors serving a $17.3 billion market that has experienced substantial growth over the past decade. This market is very competitive and Galaxy competes against companies offering similar products as well as companies offering other custom imprinted goods such as pens, t-shirts and caps. Galaxy competes on the basis of quality, both in terms of the products offered and the printing process; service, with Galaxy offering quick turn-around times (24 and 48 hour rush service) as well as small minimums at competitive prices.

     Based on results from prior years, management expects seasonal sales fluctuations in the promotional and specialty products segment. Historically, sales in this segment reach a low point during the first and fourth quarter of the year then build to a peak in late summer and early fall due to the sales of football related products. To reduce the seasonality in the fourth quarter, Galaxy expanded its product line to include Christmas ornaments, candles and other products that sell well during the fourth quarter. During 2006 this strategy improved Galaxy’s fourth quarter results to its second most profitable quarter of the year. Galaxy continues to look for new products including those which could improve its seasonal variations. In 2007, Galaxy will be introducing a new line of beverage coolers and desk clocks with sport themes including baseball, soccer and basketball.

     Due to its broad customer base, Galaxy has little dependence on any one customer. In 2006, Galaxy’s largest customer only accounted for 2.5% of total sales. Galaxy’s open order backlog was not material at year-end due to the seasonal nature of sales in this segment. Typically Galaxy doesn’t have a large back order log because it ships most of its orders in five days or less. Galaxy purchases the finished goods on which it custom imprints products from a number of sources, both domestic and international. Though suppliers are limited in certain product areas, Galaxy has experienced no product shortages in recent years and anticipates an adequate supply of goods in the coming year.

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

     The Company generally has multiple sources of supply for substantially all of its product requirements in this segment. Finished goods in this segment have generally been readily available in sufficient quantities. However, the pet supplies segment is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the seasonality in this segment, the open order backlog was not material at the end of 2006 or 2005.

     Due to the market niches served by Boss Pet and Warren, these operations serve a smaller customer base with less diversification than the Company’s operations in other segments. Boss Pet’s largest customer accounted for 29% of sales in this segment during 2006 while Warren’s largest customer accounted for 17%.

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

EMPLOYEES

     As of December 30, 2006, Boss employed approximately 210 full-time associates, down 25 from the previous year due to the lower employment levels at Galaxy and a slight reduction to the Boss Manufacturing Company distribution center staff. The Company employed no union employees at the end of 2006. Approximately 202 associates were located in the United States with 8 located in Canada at year-end.

     The Company believes its employee relations are excellent. However, the Company’s past success in attracting and retaining employees cannot assure attainment of future employment objectives.

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

    Barriers to entry in the work gloves and protective wear market are very small, particularly in the industrial market. The Company competes against a substantial number of smaller, private companies with limited overhead that work on very low margins. Further, some competitors own offshore factories and seek to maintain factory efficiency and profitability, accepting minimal margins in the U.S.

  Because of the seasonal nature of sales, the Company relies heavily on the effects of cold weather in our primary industry segment.

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

    Sales to the two largest customers in this segment represent 29% and 17% of total sales, respectively. Sales to these customers are not subject to any long-term purchase arrangements. If the Company failed to retain either of these customers, whether due to competitive forces, credit risks or other causes, the operating results in this segment would be significantly adversely affected.
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

    Based on reports filed with the SEC by insiders and holders of more than 5% of the Company’s stock, the officers, directors and a handful of other large shareholders own approximately 70% of the Company’s shares on a fully diluted basis. As a result of this concentration of ownership, the Company’s common stock is very thinly traded and experiences extended periods with no transactions. This lack of public float adversely affects the liquidity of an investment in the Company’s shares.
  Higher interest rates could have a detrimental impact on the Company’s results.

    The Company relies heavily on its primary line of credit to finance operations. The Company’s past acquisitions and working capital requirements for those businesses have resulted in increased borrowings on the Company’s primary line of credit. The Board of Governors of the U.S. Federal Reserve significantly increased rates on short-term borrowings during past years and such interest rates could continue to climb. Because a substantial portion of the Company’s borrowings bear interest at rates tied to prime or LIBOR interest rates, this results in increased operating costs for the Company. Although the Company believes it has managed its exposure to interest rates effectively in the past, future increases in both short term and long term interest rates could negatively affect both results from operations and the Company’s ability to successfully finance future business expansion.
  Energy cost increases negatively impact results, inbound & outbound freight, and warehousing cost.

    Due to both global and domestic market forces, energy costs have risen significantly during the past few years. These increased energy costs negatively impact the Company’s results for a number of reasons. Many trucking and transportation companies have levied energy cost surcharges on customers such as the Company. In many cases the Company is unable to pass outbound freight expenses on to its customers, decreasing profit margin. Similarly, increased energy costs for inbound freight and for heating and cooling at the Company’s warehouse cannot be passed on to customers directly, but only through general price increases. Because of the significant price competition in the Company’s primary markets described above, price increases have been difficult to implement, and generally involve significant time lag between incurring the increased operating expenses and implementation of price increases to cover those expenses.

  The Company is subject to evolving corporate governance and public disclosure regulations, particularly in regards to internal controls.

    Because the Company’s common stock is publicly traded, it is subject to rules and regulations issued by a number of governmental and other organizations, including the SEC, and the Public Company Accounting Oversight Board, which monitor the accounting practices of public companies. Many of these regulations continue to evolve, making compliance difficult and uncertain. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 and related regulations will require the Company to include a management assessment of our internal controls over financial reporting beginning with the annual report for 2007 and to include an auditor attestation of that assessment beginning with the annual report for 2008. These efforts may require the commitment of significant financial and managerial resources. A failure to complete a favorable assessment and obtain an auditor’s attestation could have a material adverse impact on the Company. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Failure of our control systems to prevent error or fraud could have a material adverse impact on the Company.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.   PROPERTIES

     The following table shows the location, general character, square footage, approximate annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of February 28, 2007. The principal executive offices are located in Kewanee, Illinois.

			Square	Annual
Location	City	General Character	Feet	Rent	Lease Expiration
Br. Columbia, Canada	Vancouver	Distribution	5,600	$9,000	Month-to-month
Illinois	Kewanee	Administrative Office	10,200	$—	Owned
Illinois	Kewanee	Distribution & Administration	147,000	$—	Owned
Illinois	Kewanee	Distribution	70,000	$—	Owned
Illinois	Kewanee	Distribution – Pet Supplies	19,000	$—	Owned
Illinois	Taylorville	Distribution	35,000	$70,000	1/2/2008
Ontario, Canada	Concord	Distribution & Administration	11,150	$48,000	3/31/2008
Ohio	Lakewood	Printing, Distribution &	65,000	$160,000	12/31/2009
		Administration
Ohio	Maple Hts.	Manufacturing, Distribution &	50,000	$150,000	12/31/2009
		Admin – Pet Supplies

     The above properties not designated as used in the pet supplies segment or printing (promotional and specialty products segment) are predominantly used in the work gloves and protective wear segment. Utilization of the various facilities fluctuates significantly during the year based on order and inventory levels. The Company believes its properties provide adequate distribution capacity for anticipated demand and adequate capacity to meet expected business requirements.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters for security holder voting during the fourth quarter of 2006.

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

     Stockholders of record at December 30, 2006 numbered approximately 1,438. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

Quarterly Stock Prices
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2006 - High bid	$7.90	$7.79	$6.50	$6.65
2006 – Low bid	$7.50	$6.50	$6.05	$6.07
2005 - High bid	$7.65	$9.00	$9.85	$9.00
2005 – Low bid	$7.05	$7.40	$8.45	$7.55

     There were no repurchases of common stock during the three months ended December 30, 2006.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table contains selected consolidated financial data for the five-year period ended December 30, 2006 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Company’s audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

	As of
	12/30/06	12/31/05	12/25/04	12/27/03	12/28/02
	(Amounts in thousands, except per share data)
Consolidated Balance Sheet Data
Working capital	$21,373	$22,569	$20,039	$18,890	$18,167
Total assets	36,579	35,441	32,179	26,798	24,531
Long-term debt, including current portion	2,587	5,706	4,020	3,183	1,462
Stockholders’ equity	29,696	25,678	24,605	20,856	20,220

	Year Ended
	12/30/06	12/31/05	12/25/04	12/27/03	12/28/02
Consolidated Statement of Operations Data
Net sales	$53,663	$54,150	$42,832	$35,611	$33,180
Cost of sales	40,112	40,600	32,108	26,607	24,833
Gross profit	13,551	13,550	10,724	9,004	8,347
Operating expenses	11,348	12,029	9,497	8,647	7,502
Operating income	2,203	1,521	1,227	357	845
Interest income	4	17	28	62	97
Interest expense	(416)	(428)	(267)	(149)	(113)
Other income	41	29	47	305	847
Net income before income taxes	1,832	1,139	1,035	575	1,676
Income tax (benefit) expense	(2,062)	449	(2,688)	7	40
Net income	$3,894	$690	$3,723	$568	$1,636
Basic earnings per share	$1.97	$.35	$1.93	$.29	$.84
Diluted earnings per share	$1.72	$.31	$1.72	$.27	$.79

     In the third quarter of 2004, and in the fourth quarter of 2006, the Company reduced its valuation allowance on the deferred tax asset related to net operating loss carryforwards, resulting in a $3,127,000 and $2,730,000 net tax non-cash benefit for 2004 and 2006, respectively. This change materially affects the comparability of 2004 and 2006 net earnings with other periods. Also, the Company’s acquisition of Galaxy during the third quarter of 2004 affects the comparability of revenue and expense items with prior periods. Please refer to “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Income Tax Expense” below.

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

Executive Summary

     After three years of sales growth, 2006 total sales decreased slightly from 2005. Promotional & specialty products’ sales continue to improve, up 9% over 2005 which partially offset declines in the work gloves and protective wear and the pet supplies segments. The acquisition of Galaxy in the third quarter of 2004 has contributed significantly to the Company’s overall sales growth in the past 3 years.

     Overall gross profit was maintained from 2005 to 2006 despite lower sales. Margins in the Company’s work gloves and protective wear segment increased 1% back to 2004 levels and helped to offset the margin losses in the pet supply segment. Promotional and specialty products’ gross margin as a percent of sales remained steady during 2006.

     Operating earnings in the Company’s work gloves and protective wear segment increased 56% due to improved margins mentioned above combined with operating expense savings. Operating earnings in the promotional and specialty products segment increased 25% with the additional sales volume. Overall the Company generated operating earnings of $2,203,000 which beat last year’s record number of $1,521,000.

     Due to the recent trend of improved earnings in the Company’s traditional operating segments and current projected earnings, management concluded during the fourth quarter of 2006, that the Company should recognize an additional portion of the tax benefit associated with its net operating loss (“NOL”) carryforwards. Accordingly, the Company recorded a non-cash tax benefit of $2,730,000. With improved operating income and the recognition of a significant tax benefit, the Company recorded net earnings of $3,894,000 for 2006. Excluding the tax benefit of $2,730,000, net income after tax would total approximately $1,164,000 or basic net earnings per share of $0.59

     As management anticipated last year, liquidity improved during 2006. The Company’s aggressive growth and acquisition activities over the past three years have generated significantly higher revenues. There were no acquisitions in 2006 and the Company’s total long-term debt decreased $3,119,000 while cash on hand increased $1,002,000. These items are discussed in further detail in the Liquidity and Capital resources section that follows. In January of 2006, management negotiated an increase in its available line of credit on significantly improved terms with the Company’s primary lender.

     Management anticipates the following key factors will affect the Company’s 2007 results: 1) higher costs on imported goods, particularly on items coming from China as a result of the strengthening of the Chinese currency to the US dollar; 2) whether the Company will be able to counter margin erosion by implementing higher selling prices; 3) the Company’s ability to continue to control selling and administrative expenses; 4) management’s ability to improve working capital asset utilization to reduce debt requirements; 5) continued acceptance of CAT® products in the domestic market and expansion into international markets; 6) the trend of major retailers importing products on a direct basis; 7) sales and marketing initiatives to promote Head-Lite sales and 8) management’s efforts to continue to grow Company revenues through strategic acquisitions and the introduction of new products.

     Overall, management anticipates modest sales growth in the coming year with operating expenses remaining relatively stable. Margins are likely to remain under pressure in 2007, with cost increases continuing for a number of products. By focusing on improved customer profitability, supply chain efficiency, inventory utilization and sales growth in higher margin areas, management intends to offset cost increases.

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

  Cooperative advertising and marketing allowances – the Company supports certain customer advertising and marketing initiatives to promote product sales at retail. In many cases, customers advertise Company products using mutually agreed specifications such as the Boss logo and trade names, with the Company then reimbursing a portion of the advertising cost incurred by the customer. The Company also supports various other advertising and marketing initiatives to promote sales. All such costs are treated as a reduction of revenues for accounting purposes.

  To a lesser extent, the Company occasionally utilizes additional incentives to increase market share such as buying back a competitor’s inventory from a new customer, offering conversion allowances and providing other new customer incentives. Such methods are common in certain retail industry channels. All such costs are treated as a reduction of revenues for accounting purposes.

     As of December 30, 2006, the Company’s accrual for customer advertising and promotional activities totaled $627,000. The Company has received no material allowances or credits from any vendors in connection with the purchase or promotion of such vendor’s products.

Accounts Receivable

     Management performs ongoing customer credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of available credit information. The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are evaluated to determine the total amount reserved. First, the Company evaluates specific accounts on which available information indicates that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, the Company records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. The Company has consistently applied these percentages for a number of years and management believes the results adequately provide for expected unrecoverable accounts. However, should circumstances change, for example an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company, management’s estimate of the recoverability of amounts due the Company could be reduced by a material amount. As of December 30, 2006, the Company’s bad debt allowance totaled $221,000.

Inventories

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method using a standard cost system. To facilitate up-to-date costing in the current rapidly changing environment, standards are updated upon receipt of goods when the cost of the goods received represents a material change from the current standard. Inventory gains and losses associated with these standard cost changes are amortized in an effort to match the impact of such gains and losses with the associated impact on margin recorded in the statement of income. Management periodically reviews inventory quantities on hand and records a provision for excess, slow-moving and obsolete inventory based primarily on forecasted product demand. As of December 30, 2006, the inventory valuation allowance totaled approximately $842,000. Should forecasted product demand prove inaccurate, the Company may be unable to realize the recorded value of certain products included in inventory.

Deferred Taxes

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 1995 through 1997, the Company has available NOL carryforwards of $28,123,000 as of December 30, 2006.

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

     Because of the Company’s profitability trend from traditional operating segments and projected profitability, management concluded during the third quarter of 2004 that the Company would likely utilize approximately 25% of its available NOL carryforwards. Accordingly, the Company reduced its valuation allowance by $3,127,000 and recognized a commensurate tax benefit in 2004. During the fourth quarter of 2006, the Company reevaluated its estimates and, based upon its current and projected profitability and the higher sales volumes now being realized in the work gloves and protective wear segment, determined that it was more likely than not that it would be able to utilize an additional $2,730,000 of its remaining NOL carryforwards. Accordingly, at the end of 2006 the Company reduced its valuation allowance and recognized a $2,730,000 tax benefit. In all subsequent periods, for book purposes the Company will record income tax expense on earnings at normal rates, approximately 39% currently, and reduce the related deferred tax asset. The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability.

     Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until complete utilization of the NOL benefit.

Goodwill

      In connection with its purchases of Galaxy during 2004 and Head-Lite, LLC., during 2005, the Company has recorded goodwill of $3,380,000. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize the goodwill associated with these acquisitions since it has an indefinite life. Instead, management will test goodwill for impairment in the fourth quarter of each year, or if certain circumstances indicate the existence of a possible impairment. Management’s impairment test will consider the carrying value of each acquisition, including goodwill, in relation to its fair value based upon earnings generated.

Pending Accounting Pronouncements

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and the Company will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect that FIN 48 will have a material effect on its consolidated financial condition or results of operations.

     Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008. The Company does not expect SFAS 157 to have a material impact on its results of operations, financial position, or cash flows.

     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The provisions of SFAS 159 are elective, and the Company has not determined whether and to what extent to implement its provisions or how if implemented, it might affect the financial statements.

Results of Operations

Sales

Sales by Segment $(000)	2006	2005	2004
Work Gloves & Protective Wear	$ 37,257	$ 38,045	$ 32,535
Pet Supplies	6,414	6,940	6,028
Promotional & Specialty Products	9,992	9,165	4,269
Total Sales	$ 53,663	$ 54,150	$ 42,832

2006 Compared to 2005

      Consolidated sales decreased 0.9% in 2006 compared to the prior year. Revenue growth in the promotional and specialty products segment continued, increasing 9% over 2005. Work gloves and protective wear decreased 2.1%. Sales of pet products were down 7.6%.

     Sales in the work gloves and protective wear segment decreased $788,000, or 2.1%, during the year. Sales in this area increased in both of the last 2 years, but leveled off this year based on the competitiveness of the market. During 2006 prices were increased several times to maintain the margin as costs of these products, particularly products constructed from split leather, latex and petroleum based products such as PVC and polyester continued to increase. Many competitors did not increase their prices during 2006, so it was a challenge to maintain sales without unduly sacrificing margin. No major customers were lost, but some orders went to other distributors because of price.

     Over the last three years, the Company has broadened its industrial distributor customer base by offering more specialized products, expanding its trade show presence, participating in industry specific buying groups and supporting distributor efforts to educate end-users about application-specific products. In addition, the Company has significantly expanded its presence in the hardware distributor channel serving the industrial and safety market. These efforts grew the industrial portion of this segment during the past few years, but industrial sales this year decreased by approximately $111,000 on a 0.7% decrease in unit volume.

     The Company actually increased sales slightly during 2006 in the domestic consumer market, but additional discounts and advertising allowances were granted to remain competitive in the market that more than offset the sales increase. As in the industrial sales area, the Company was successful in raising the level of sales during 2004 and 2005 through aggressive sales and promotional efforts. This level of sales was maintained in 2006 in a competitive market with increasing product costs while maintaining the same  percentage of margin.

     Sales of CAT® branded products totaled $2,200,000 in 2006. The CAT® name is globally recognized and provides a number of new market opportunities to the Company, both domestically and internationally. Additional CAT® branded products are scheduled to be added to the product offerings in 2007.

     Sales in the promotional and specialty products segments increased 9.0% or $827,000 over 2005. Introduction of new products was the primary factor in the sales growth. The addition of the Christmas candles and ornaments have improved sales in this segment during the fourth quarter. The Company plans to add several additional items to the promotional and specialty products line in 2007. Management anticipates continued growth in this segment based on sales potential from new products and projected growth in the advertising specialty industry.

     Sales in the pet supplies segment decreased 7.6% or $526,000 due to a direct import program by a major customer. Although the Company continues to service this customer, the direct import program resulted in price and margin reductions. Management intends to offset such impacts by aggressive sales activity to build its customer base.

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

     The Company increased sales in the domestic consumer market by 14% during 2005 compared to the prior year, with sales up 11% in the Company’s traditional customer base and 17% in CAT® branded goods. Through aggressive sales and promotional efforts, the Company increased its penetration in the hardware wholesale channel in 2005, adding several new customers and expanding its relationship to be the primary supplier with certain existing accounts. Harsh weather conditions in the fourth quarter, both from increased hurricane activity in markets served by the Company’s customers as well as colder than normal winter weather in the northeastern and midwest regions favorably impacted sales.

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

     Sales in the promotional and specialty products segments increased $4,896,000 because 2005 included a full year of sales from Galaxy, while 2004 only included the five month period subsequent to the acquisition. Galaxy sales totaled $8,885,000 in 2005, up 11.5% from 2004 including sales prior to the acquisition with sales of balloons and sports balls providing the bulk of sales growth.

     Though smaller in dollar impact, the pet supplies segment increased revenues by $912,000, or 15.1%, compared to 2004. This increase was primarily attributable to Warren Pet, where sales were up 35% with new customer sales in the dollar store retail channel accounting for the majority of this increase. Boss Pet sales grew 4.3% during 2005 due primarily to higher volume at this operation’s largest customer.

Gross Margin

	2006		2005		2004
Gross Margin by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	9,018	24.2%	8,877	23.3%	7,865	24.2%
Pet Supplies	1,140	17.8%	1,569	22.6%	1,324	22.0%
Promotional & Specialty Products	3,393	34.0%	3,104	33.9%	1,535	36.0%
Total Gross Margin	13,551	25.3%	13,550	25.0%	10,724	25.0%

2006 Compared to 2005

     In total, margins were up slightly as a percentage of sales during 2006 due to margin increases in the work gloves and protective wear segment which was able to offset the decreased margin in pet supplies. Gross margin on promotional and specialty products remained essentially the same as in 2005.

     As expected, product costs increased during 2006 in the work gloves and protective wear segment. To offset this, the Company increased selling prices. Margins remained the same in the consumer market, but increased approximately 1% in the industrial market. In addition, freight and warehousing expenses both decreased during the year which also contributed to improvement in this segment. Management was able to implement changes during the year on freight terms on industrial sales, passing on more of the increased shipping and fuel costs to the customer and less third party warehousing space was required in 2006 reducing warehouse rental expense.

     Margins in the promotional and specialty products segment remained largely unchanged from 2005 while margins in the pet supplies segment declined as a result of increased product costs and shipping direct to one major customer at a lower margin.

2005 Compared to 2004

     In total, margins were unchanged as a percentage of sales during 2005 due to increased sales in the higher margin promotional and specialty products segment. However, margins declined in the Company’s two largest operating segments during the year.

     Product costs increased during 2005 in the work gloves and protective wear segment. Although the Company increased selling prices during the year, these increases generally lagged product cost increases due to competitive pressure, resulting in lower margins. Margins declined in both the consumer and industrial markets of the work gloves and protective wear segment. In addition, freight and warehousing expenses both increased during the year, negatively impacting margins. Freight expenses increased due primarily to higher fuel surcharges levied by freight lines because of increased diesel prices during the year. Warehousing expenses increased because of higher inventory levels requiring increased utilization of third party warehousing as well as higher handling costs on the increased volume of shipments in this segment.

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

Operating Expenses
	2006		2005		2004
Operating Expense by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	7,450	20.0%	7,875	20.7%	6,556	20.2%
Pet Supplies	1,014	15.8%	1,213	17.5%	1,113	18.5%
Promotional & Specialty Products	1,908	19.1%	1,912	20.9%	908	21.3%
Corporate & Other	976	—	1,029	—	920	—
Total Operating Expense	11,348	21.1%	12,029	22.2%	9,497	22.2%

2006 Compared to 2005

     On a consolidated basis, operating expenses decreased by $681,000 in 2006 compared to the prior year. These savings came primarily from the work gloves and protective wear segment:

  Commissions – commission expense decreased $284,000 during the year due primarily to a change in the salesmen’s commission program;

  Selling payroll – payroll expense decreased $72,000 during 2006 as a result of field sales personnel reductions; and

  Sport and Outdoor Product Line – discontinuance of the sports and outdoor product line reduced spending $250,000 compared to 2005 expenditures to promote this line.

     Operating expenses decreased by $199,000 in the pet supplies segment for 2006. During 2005 the Company incurred approximately $100,000 of non-recurring expense for redesigned product labels. The remaining cost savings were primarily from reduced commission and show expenses.

     In the promotional and safety products segment, operating expenses were in line with 2005 while absorbing additional payroll costs.

     In the corporate and other segment, 2006 operating expenses decreased by $53,000 due mostly to lower stock compensation expense.

2005 Compared to 2004

     On a consolidated basis, operating expenses increased by $2,532,000 in 2005 compared to the prior year. Higher operating expenses in the work gloves and protective wear segment represented the majority of this increase. Operating expenses in this segment increased due primarily to higher sales related expenses such as increased commissions, expanded marketing expenses, trade shows and the introduction of a line of sporting gloves. In addition to sales related expenses, administrative payroll increased during 2005 due in part to an additional week of compensation during the fiscal year and higher payroll taxes as well as routine salary increases.

     In the promotional and safety products segment, operating expenses increased by $1,004,000 during 2005 compared to the prior year because 2005 includes a full year of Galaxy operating expenses. Galaxy’s operating expenses were in line with management projections and were slightly lower as a percentage of sales than recorded in 2004.

     Operating expenses increased by $100,000 in the pet supplies segment for 2005 due primarily to costs incurred in connection with Warren Pet’s redesigned product labeling. Though gross operating expenses increased in this segment, operating expenses declined as a percentage of sales during 2005.

     In the corporate and other segment, 2005 operating expenses increased by $109,000 due to higher stock compensation expense recorded during the year, primarily relating to the calculated fair value of stock options granted in 2005.

Operating Income
	2006		2005		2004
Operating Income (Loss) by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	1,568	4.2%	1,002	2.6%	1,309	4.0%
Pet Supplies	126	2.0%	356	5.1%	211	3.5%
Promotional & Specialty Products	1,485	14.9%	1,192	13.0%	627	14.7%
Corporate & Other	(976)	—	(1,029)	—	(920)	—
Total Operating Income	2,203	4.1%	1,521	2.8%	1,227	2.9%

2006 Compared to 2005

     Operating income improved to $2,203,000, increasing last year’s earnings by $682,000. Earnings increased in the work gloves and protective wear segment as a result of improved margins and savings in operating expenses. Earnings also increased above last year in the promotional and specialty products segment from the additional sales volume. These increases more than offset the decline in earnings in the pet supplies segment caused by increased costs and lower selling prices.

2005 Compared to 2004

     The Company generated an overall increase of $294,000 in operating earnings during 2005 compared to 2004. Earnings increased in the promotional and specialty products segment due to the full year earnings from Galaxy and in the pet supplies segment because of increased sales volume. These increases more than offset the decline in earnings in the work gloves and protective wear segment attributable to lower margin and increased selling expenses, and in the corporate and other segment resulting from higher stock compensation expense.

Other Income (Expense)

     During 2006, interest expense decreased by $12,000 in comparison to the prior year due to a lower level of borrowing. Due to its operating profits and better management of its inventory, the Company’s borrowings on its primary operating line of credit decreased significantly during 2006 which offset most of the effect of interest rate increases.

      Interest expense in 2005 increased by $161,000 over 2004. This was caused by higher interest rates and also by the higher borrowings as a result of the Galaxy and Head-Lite acquisitions and increased working capital requirements.

Income Tax Expense

     Because of losses in prior years, the Company has available, for U.S. income tax purposes, NOL carryforwards of approximately $28,123,000. Prior to 2004, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company’s likelihood of realizing a material portion of the NOL available. Management concluded during the third quarter of 2004 that the Company was more likely than not to utilize approximately 25% of its available NOL. Based on this conclusion, the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $3,127,000. During the fourth quarter of 2006, the Company reevaluated its profitability trend from the traditional operating segments and the projected profitability increase due to higher sales volumes being realized in the work gloves and protective wear segment. As a result of this reevaluation, management determined that it was more likely than not that it would be able to utilize an additional $2,730,000 of the remaining NOL carryforwards. Accordingly, the Company reduced its valuation allowance and recognized a $2,730,000 tax benefit. In all subsequent periods, for book purposes, the Company will record income tax expense on earnings at normal rates, approximately 39% currently, and reduce the related deferred tax asset. The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability.

     Shareholders and other users of the Company’s financial statements should carefully consider the effect of non-cash tax entries (such as the tax benefits recognized in 2004 and 2006) when comparing current results with past or future financial statements of the Company.

Liquidity and Capital Resources

2006 Compared to 2005

     Cash generated from operating activities during 2006 was $4,606,000 which was a result of lower working capital and record earnings for the year. Reduction in working capital came from the following: 1) inventory reduction in the work gloves and protective wear segment, and the promotional and specialty products segment; 2) lower receivables in the work gloves and protective wear segment and 3) higher accounts payable in the work gloves and protective wear segment.

     Cash flows used in investing activities totaled $481,000 in 2006 consisting of $281,000 for purchases of property and equipment and a $200,000 contingency payment to the prior owner of Galaxy under the terms of the acquisition agreement, based on that segment’s profitability. Major expenditures included a new warehouse roof in Kewanee along with hardware and software upgrades, production equipment at Galaxy and racking at the pet supply warehouse in Cleveland. An additional $200,000 will be paid in the first quarter of 2007 as the final Galaxy earn-out payment.

     Financing activities used cash of $3,119,000 in 2006 as the Company paid off the revolving line of credit and a portion of the long-term debt. During the prior two years, the Company utilized cash on hand and increased borrowings for acquisitions and working capital increases, which were instrumental in the Company’s revenue growth. During 2006, a major portion of the working capital borrowings were paid down and Boss ended the year with $1,002,000 on hand.

     At the end of 2006, the Company was in compliance with the revolving credit facility’s covenant requirements, which management renegotiated at the beginning of 2006, increasing the total line to $7,000,000 and extending the term until 2009 on improved terms. At the end of the year the total $7,000,000 was available. Management believes the revolving credit facility should provide sufficient liquidity for anticipated obligations going forward. The Company does not have material commitments for future capital expenditures.

     As of December 30, 2006, the Company held in trust approximately $349,000 in marketable securities representing deferred compensation benefits for certain Company executives, directors and consultants. Such benefits are payable upon termination of employment or services.

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

2005 Compared to 2004

     Cash flows from operating activities used cash of $1,840,000 during 2005 due to funds expended to support working capital requirements. Higher inventory levels in the work gloves and protective wear segment represented the bulk of the increase in working capital during the year, resulting primarily from additional product styles to broaden the Company’s product lines, increased inventory carrying levels to support higher sales volume, higher carrying cost due to purchase price increases, and certain strategic inventory purchases. Working capital also increased because of higher accounts receivable at the end of 2005 due to higher fourth quarter sales.

     Cash flows from investing activities used cash of $1,080,000 in 2005 with acquisitions representing the bulk of this total. The Company acquired Head-Lite in the second quarter of the year for a cash purchase price of $700,000 plus various legal and other acquisition costs. In addition, the Company recorded a $200,000 earn-out, payable in the fourth quarter of 2005, to the former owner of Galaxy based on 2005 earnings performance. Purchases of property and equipment totaled $371,000 during 2005 with major expenditures including a new roof and lighting at the Company’s 70,000 square foot Kewanee distribution building, production equipment at Galaxy and computer software to improve remote communications as well as electronic data interchange capabilities at the Company’s headquarters.

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

		Payments Due by Period
		Less
Contractual Obligations		Than 1	1-3	4-5	After 5
$(000)	Total	Year	Years	Years	Years
Long-Term Debt Obligations	2,922	561	1,058	1,270	33
Capital Lease Obligations	59	59	—	—	—
Operating Lease Obligations	1,054	404	650	—	—
Total Contractual Cash Obligations	4,035	1,024	1,708	1,270	33

		Amount of Commitment
		Expiration Per Period
	Total	Less
Other Commercial Commitments	Amount	Than 1	1-3	4-5	After 5
$(000)	Committed	Year	Years	Years	Years
Licensing Commitments	550	250	300	—	—
Purchase Obligations	5,607	5,607	—	—	—
Total Commercial Commitments	6,157	5,857	300	—	—

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company’s primary market risk exposure consists of changes in short-term prime and LIBOR interest rates on certain borrowings that bear interest at floating rates. During 2004, the Company borrowed $1,750,000 under a term loan from its primary lender in connection with the Galaxy acquisition. The Company entered into an interest rate swap agreement that effectively fixed the interest rate on approximately $1 million of the initial term loan at 6.32%. The face value of the swap agreement declines ratably with the term loan principal. An increase of one percent per annum in the effective interest rate would increase the Company’s annual interest approximately $5,000 on the floating portion of the term loan. The Company’s revolving credit facility also bears interest at a floating rate of interest.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and schedules of the Company and its Accountants’ Opinion are set forth in Part IV, Item 15, of this Report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets – as of December 30, 2006 and December 31, 2005.

(iii)	Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 30, 2006, December 31, 2005 and December 25, 2004.

(iv)	Notes to the Consolidated Financial Statements.

(v)	Schedule II – Valuation and Qualifying Accounts.

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

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information appearing in the Company’s Definitive Proxy Statement prepared in connection with its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Election of Directors”, “Executive Officers”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Corporate Governance” is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information appearing in the Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Director Independence” is incorporated herein by reference.

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

Financial Statements attached as pages F-3 through F-21 to this report:

Consolidated Balance Sheets – as of December 30, 2006 and December 31, 2005;

Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 30, 2006, December 31, 2005 and December 25, 2004; and

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

(Registrant)	Boss Holdings, Inc.

By (Signature and Title)	/s/	STEVEN G. PONT

STEVEN G. PONT, Vice President of Finance
Principal Financial Officer and Chief Accounting Officer
Date: March 30, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/s/ G. LOUIS GRAZIADIO III
G. LOUIS GRAZIADIO III
Chairman of the Board and President,
Principal Executive Officer
Date: March 30, 2007

By (Signature and Title)	/s/ PERRY A. LERNER
PERRY A. LERNER, Director
Date: March 30, 2007

By (Signature and Title)	/s/ LEE E. MIKLES
LEE E. MIKLES, Director
Date: March 30, 2007

By (Signature and Title)	/s/ PAUL A. NOVELLY
PAUL A. NOVELLY, Director
Date: March 30, 2007

By (Signature and Title)	/s/ WILLIAM R. LANG
WILLIAM R. LANG, Director
Date: March 30, 2007

INDEX TO EXHIBITS

(3)(i) Articles of Incorporation

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form SB-2 - Registration No. 33-73118-A)

3.1.1	Amendment to Certificate of Incorporation, dated December 7, 1998 (incorporated by reference from the Company’s Form 10-K for the year ended December 26, 1998)

3.1.2	Amendment to Certificate of Incorporation, dated June 30, 2000 (incorporated by reference from the Company’s Form 10-Q for the quarter ended July 1, 2000)

(3)(ii) By-Laws

3.2	By-Laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 - Registration No. 33-73118-A)

(10) Material Contracts

10.1	1998 Incentive Stock Option Plan, as amended (incorporated by reference from the Company’s Registration Statement on Form S-8 dated February 1, 2001)

10.2	1998 Non-Employee Director Stock Option Plan, as amended (incorporated by reference from the Company’s Registration Statement on Form S-8 dated February 1, 2001)

10.3	Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated June 16, 2000 (incorporated by reference from the Company’s Form 10-Q for the quarter ended July 1, 2000)

10.3.1	First Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated May 28, 2002 (incorporated by reference from the Company’s Form 10-Q for the quarter ended June 29, 2002)

10.3.2	Second Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated April 15, 2003 (incorporated by reference from the Company’s Form 10-Q for the quarter ended June 28, 2003)

10.3.3	Third Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated October 13, 2003 (incorporated by reference from the Company’s Form 10-K for the year ended December 27, 2003)

10.3.4	Fourth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated March 17, 2004 (incorporated by reference from the Company’s Form 10-Q for the quarter ended March 27, 2004)

10.3.5	Fifth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated July 30, 2004 (incorporated by reference from the Company’s Form 10-K for the year ended December 25, 2004)

10.3.6	Sixth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and JP Morgan Chase Bank, N.A., dated January 30, 2006 (incorporated by reference from the Company’s Form 10-Q for the quarter ended April 1, 2006)

10.4	Boss Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference from the Company’s definitive Proxy Statement filed April 30, 2004)

10.5	Stock Purchase Agreement dated July 30, 2004 between Boss Holdings, Inc. and Terrence J. Brizz regarding Galaxy Balloons, Incorporated (incorporated by reference from the Company’s Form 8-K dated July 30, 2004)

14.1	Code of Ethics for Senior Executive and Financial Officers (incorporated by reference from the Company’s Form 10-K for the year ended December 25, 2004)

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certification of Principal Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Boss Holdings, Inc.

and Subsidiaries

Consolidated Financial Statements

December 30, 2006

F1

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Boss Holdings, Inc.
Kewanee, Illinois

We have audited the accompanying consolidated balance sheets of Boss Holdings, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boss Holdings, Inc. and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

Davenport, Iowa
March 30, 2007

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

F2

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	December 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$1,002	$—
Accounts receivable, net of allowance for doubtful accounts and
returns 2006 $221; 2005 $291	8,155	8,373
Inventories	14,838	16,728
Deferred tax asset	1,187	1,467
Prepaid expenses and other	619	554
Total current assets	25,801	27,122
Property and Equipment, net	3,656	3,799
Other Assets	426	393
Intangibles, net of amortization 2006 $110; 2005 $67	160	203
Goodwill	3,380	3,180
Deferred Tax Asset	3,156	744
	$36,579	$35,441
Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$481	$817
Accounts payable	1,540	1,269
Accrued payroll and related expenses	766	1,006
Accrued liabilities	1,641	1,461
Total current liabilities	4,428	4,553
Long-Term Debt	2,106	4,889
Deferred Compensation	349	321
Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Common stock, $.25 par value; authorized 10,000,000 shares; issued
1,980,767 and 1,985,611 shares; outstanding 1,980,767 and 1,980,767
shares in 2006 and 2005, respectively	495	496
Additional paid-in capital	66,324	67,012
Accumulated (deficit)	(37,175)	(41,069)
Accumulated other comprehensive income	52	56
	29,696	26,495
Less: 4,844 treasury shares, at cost	—	(817)
Total stockholders’ equity	29,696	25,678
	$36,579	$35,441

See Notes to Consolidated Financial Statements.

F3

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(Dollars in Thousands, Except Per Share Data)

	2006	2005	2004
Net sales	$53,663	$54,150	$42,832
Cost of sales	40,112	40,600	32,108
Gross profit	13,551	13,550	10,724
Operating expenses	11,348	12,029	9,497
Operating income	2,203	1,521	1,227
Other income and (expenses):
Interest income	4	17	28
Interest expense	(416)	(428)	(267)
Other	41	29	47
	(371)	(382)	(192)
Income before income tax expense (benefit)	1,832	1,139	1,035
Income tax expense (benefit)	(2,062)	449	(2,688)
Net income	$3,894	$690	$3,723
Basic earnings per common share	$1.97	$0.35	$1.93
Diluted earnings per common share	$1.72	$0.31	$1.72

See Notes to Consolidated Financial Statements.

F4

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(In Thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Dollars	Capital	(Deficit)	Income (Loss)	Shares	Dollars	Equity
Balance, December 27, 2003	1,953	$488	$66,783	$(45,482)	$(116)	(5)	$(817)	$20,856
Exercise of stock options	19	4	29	—	—	—	—	33
Comprehensive income:
Net income	—	—	—	3,723	—	—	—	3,723
Other comprehensive income
(Note 10)	—	—	—	—	54	—	—	54
Comprehensive income								3,777
Share buyback (odd lots)	(21)	(5)	(130)	—	—	—	—	(135)
Stock based compensation	—	—	74	—	—	—	—	74
Balance, December 25, 2004	1,951	487	66,756	(41,759)	(62)	(5)	(817)	24,605
Exercise of stock options	35	9	78	—	—	—	—	87
Comprehensive income:
Net income	—	—	—	690	—	—	—	690
Other comprehensive income
(Note 10)	—	—	—	—	118	—	—	118
Comprehensive income								808
Stock based compensation	—		178	—	—	—	—	178
Balance, December 31, 2005	1,986	496	67,012	(41,069)	56	(5)	(817)	25,678
Cancellation of treasury stock	(5)	(1)	(816)	—	—	5	817	—
Comprehensive income:								—
Net income	—	—	—	3,894	—	—	—	3,894
Other comprehensive (loss)
(Note 10)	—	—	—	—	(4)	—	—	(4)
Comprehensive income								3,890
Stock based compensation	—	—	128	—	—	—	—	128
Balance, December 30, 2006	1,981	$495	$66,324	$(37,175)	$52	—	$—	$29,696

See Notes to Consolidated Financial Statements.

F5

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(Dollars in Thousands)

	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$3,894	$690	$3,723
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	467	448	404
Stock based compensation	128	178	74
Gain on disposal of property and equipment	—	—	(32)
Deferred tax expense (benefit)	(2,132)	304	(2,712)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	218	(1,047)	(225)
Inventories	1,890	(2,363)	(2,686)
Prepaid expenses and other current assets	(65)	(70)	(51)
Other assets	(5)	—	23
Increase (decrease) in:
Accounts payable	271	(81)	5
Accrued liabilities	(60)	101	76
Net cash provided by (used in) operating activities	4,606	(1,840)	(1,401)

Cash Flows from Investing Activities:
Proceeds from disposition of property and equipment	—	—	1,712
Purchases of property and equipment	(281)	(371)	(147)
Acquisitions	(200)	(709)	(3,418)
Net cash used in investing activities	(481)	(1,080)	(1,853)

Cash Flows from Financing Activities:
Net borrowings on revolving line of credit	(2,302)	2,204	98
Borrowing on long-term obligations	—	250	1,750
Repayment of long-term obligations	(817)	(768)	(1,969)
Purchase and retirement of stock	—	—	(135)
Proceeds from exercise of stock options	—	87	33
Net cash provided by (used in) financing activities	(3,119)	1,773	(223)
Effect of exchange rate changes on cash	$(4)	$91	$54

(Continued)

F6

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(Dollars in Thousands)

	2006	2005	2004
Increase (decrease) in cash and cash equivalents	$1,002	$(1,056)	$(3,423)

Cash and cash equivalents:
Beginning	—	1,056	4,479
Ending	$1,002	$—	$1,056
Supplemental Disclosures of Cash Flows Information,
cash payments for:
Interest paid	$412	$413	$243
Income taxes paid, net	91	139	101
Supplemental Disclosures of Noncash Investing and
Financing Activities:
Assets purchased under capital lease obligation	—	—	318
Acquired acquisition contingency	200	200	—

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

Fiscal year: The Company maintains a 52/53-week year ending on the last Saturday of the calendar year. Fiscal years 2006, 2005 and 2004 contained 52, 53 and 52 weeks, respectively.

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

An account is considered to be past due if any portion of the receivable balance is past due more than 60 days. The provision for bad debts charged to expense was $3, $117 and $(31) for the years ended 2006, 2005 and 2004, respectively.

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

Revenue recognition: The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period goods are shipped to the customer based on its standard selling terms of FOB shipping point, with title passing to the customer at time of shipment. Shipping and handling charges billed to customers are included in revenues. Sales in any single foreign geographic area or to any single customer did not exceed 10% of net sales for 2006, 2005 or 2004.

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

Depreciation expense was $424, $401 and $384 for 2006, 2005 and 2004, respectively.

Goodwill and other intangibles: Goodwill represents the excess of purchase price over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and, instead, is evaluated for impairment at least annually. Based upon the impairment tests there was no impairment at December 30, 2006. Other intangible assets are recorded at cost and amortized over their estimated useful life.

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

Advertising costs: The Company generally expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 2006, 2005 and 2004 was $923, $858 and $599, respectively.

Stock based compensation: In 2004, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified retrospective application method. Under this transition method all prior years were restated to reflect the compensation cost that would have been recognized had the recognition provisions of SFAS 123 been applied to all awards granted to employees after January 1, 1995.

The Company calculates stockbased compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

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

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 1.     NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pending accounting pronouncements:

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 and we will adopt the new requirements in its fiscal first quarter of 2007. The cumulative effects, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company does not expect that FIN 48 will have a material effect on the consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The Company will adopt the provisions of SFAS 157 effective January 1, 2008 and it is not expected to have a material impact on the results of operations, financial position, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The provisions of SFAS 159 are elective, and the Company has not determined whether and to what extent it may be implemented or how if implemented, it might affect the financial statements.

Reclassifications: Certain items in the footnotes have been reclassified to be consistent with the classifications adopted for the year ended December 30, 2006. The reclassifications had no effect on total stockholders’ equity or net income.

NOTE 2.     PROPERTY AND EQUIPMENT

Property and equipment as of December 30, 2006 and December 31, 2005 is as follows:

	2006	2005
Land	$440	$440
Machinery and equipment	1,662	1,597
Buildings and improvements	2,652	2,610
Office furniture and equipment	2,240	2,067
	6,994	6,714
Less accumulated depreciation	3,338	2,915
	$3,656	$3,799

F11

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 3.     LONG-TERM OBLIGATIONS

Long-term debt as of December 30, 2006 and December 31, 2005 is as follows:

	2006	2005
Boss Holdings, Inc. revolving line of credit (A)	$—	$2,302

Boss Holdings, Inc. term note payable to a lender. Requires monthly principal payments through July 2011 of $21 plus interest at LIBOR plus 2.1%, adjusted monthly (effective rate of 7.42% as of December 30, 2006). The Company has entered into an interest rate swap agreement related to this note. The swap effectively fixes the interest rate on approximately 57% of the note at 6.32%. Collateralized by all assets of Galaxy Balloons, Inc., in addition to accounts receivable and inventory of Boss Manufacturing Company and subsidiaries.	1,167	1,417

Boss Manufacturing Company mortgage note payable to a lender. Requires monthly principal payments of $4. Interest is at LIBOR plus 2.1%, adjusted monthly. The Company has entered into an interest rate swap agreement related to this mortgage note. The swap effectively fixes the interest rate on the debt at 5.83%. All remaining principal is due in July 2010. Collateralized by certain real property of Boss Manufacturing Company located in Kewanee, Illinois.	849	901

Boss Manufacturing Company loan agreement with a private company, unsecured. Requires monthly payments with variable principal payments ranging from $3 to $7. Interest at 3%.	—	142

Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $8, including interest at 3%, through April 2010. Collateralized by certain real property of Boss Manufacturing Company’s Kewanee, Illinois facilities.	301	386

Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $3, including interest at 3%, through October 2012. Collateralized by certain real property of Boss Manufacturing Company’s Kewanee, Illinois facilities.	212	244

Non-interest bearing obligations to former owner of Galaxy Balloons, Inc. payable in two equal annual installments through 2006.	—	125

Capital lease obligations	58	189
	2,587	5,706
Less current maturities	481	817
	$2,106	$4,889

F12

BOSS HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 3.      LONG-TERM OBLIGATIONS (Continued)

Scheduled principal payments of long-term debt are as follows:

Year ending:
December 29, 2007	$481
December 27, 2008	427
December 26, 2009	431
December 25, 2010	1,012
December 31, 2011	205
Thereafter	31
$2,587

(A)	On January 30, 2006, the Company modified its loan and security agreement (the “Credit Agreement”) with a commercial bank. The revised Credit Agreement expires in January 2009 and provides a revolving credit facility up to $7,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at the bank’s prime rate less 1.25% or, at the Company’s option, LIBOR plus 2.1% (effective rate of 7.42% as of December 30, 2006). The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. As of December 30, 2006, the Company had no borrowings on the revolving credit facility. Availability under this credit agreement was $7,000 as of December 30, 2006.

The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including current ratio, minimum tangible net worth, debt service coverage, and debt to tangible net worth. The Company’s accounts receivable and inventories secure the credit facility.

Deferred compensation plan:

Effective September 1, 2002, the Company adopted a nonqualified deferred compensation plan that allows executives to defer between 5% and 100% of their compensation, and non-employee directors, consultants and counsel to defer between 5% and 100% of their fees. The Company provides no matching contributions to the plan. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account, which the plan holds in an investment trust. The liability under the plan totaled $349 and $321 as of December 30, 2006 and December 31, 2005, respectively.

F13

BOSS HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 4.     COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2009 and require the Company to pay all maintenance costs. Rent expense under these leases was $422, $402 and $249 for 2006, 2005 and 2004, respectively.

The following is a schedule by year of future minimum payments under the operating lease agreements:

Year ending:
December 29, 2007	$404
December 27, 2008	330
December 26, 2009	320
Total minimum lease payments	$1,054

Licensing:

During 2002, the Company entered into a license agreement for the use of certain trademarks in its products. The agreement contained provisions for the payment of guaranteed or minimum royalties through 2005. The Company incurred royalties of $249, $221 and $182 in 2006, 2005 and 2004, respectively. The Company has extended the agreement with provisions for the payment of guaranteed or minimum royalties through 2008.

The following is a schedule by year of future minimum payments under the license agreement:

Year ending:
December 29, 2007	$250
December 27, 2008	300
$550

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

F14

BOSS HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 5.     STOCK OPTIONS

The Company adopted two stock option plans in 1998 providing for the issuance of options covering up to 425,000 shares of common stock to be issued to officers, directors, or consultants to the Company. In 2004, an equity-based incentive program was adopted allowing the issuance of up to 150,000 shares of common stock in the form of any of the following: stock options, stock appreciation rights, performance based stock awards and restricted stock units. Various vesting conditions apply to these options, based on either tenure or certain performance criteria. Stock option transactions are summarized as follows:

	Year Ended
	December 30, 2006		December 31, 2005		December 25, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	393,834	$3.35	366,914	$2.59	361,080	$2.25
Granted	—	—	62,000	7.50	24,500	7.00
Exercised	—	—	(35,000)	2.49	(18,666)	1.80
Expired	(12,834)	4.55	(80)	98.25	—	—
Outstanding, ending	381,000	$3.31	393,834	$3.35	366,914	$2.59

Options exercisable,
end of year	351,251	$2.97	323,818	$2.55	286,304	$2.24

Weighted average fair
value per option of
options granted		N/A		$3.84		$3.29

The following table summarizes the status of the Company’s non-vested shares as of December 31, 2005 and changes during the year ended December 30, 2006.

		Weighted
		Average
		Value on
Non-vested shares	Shares	Grant Date
Nonvested, December 31, 2005	70,016	3.55
Vested	(38,434)	3.42
Forfeited	(1,833)	3.84
Nonvested, December 30, 2006	29,749	3.69

The Company’s management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2005 and 2004, respectively; expected volatility of 48% and 51%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 4.2% and 2.7%; and expected lives of 5 years. Compensation expense related to stock options was $128, $178 and $74, for 2006, 2005 and 2004, respectively.

As of December 30, 2006, the total compensation cost of nonvested awards is approximately $20 of which $20 will vest in 2007. The intrinsic value of outstanding and vested options was $1,170 and $1,042, respectively, as of December 30, 2006.

F15

BOSS HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 6.     EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Numerator, earnings attributable to
common stockholders	$3,894	$690	$3,723

Denominator:
Basic-weighted average common shares outstanding	1,981,000	1,966,000	1,932,000
Dilutive effect of employee stock options	284,000	240,000	231,000
Diluted outstanding shares	2,265,000	2,206,000	2,163,000

Basic earnings, per common share	$1.97	$0.35	$1.93
Diluted earnings, per common share	1.72	0.31	1.72

NOTE 7.     RELATED PARTY TRANSACTIONS

During 2006, 2005 and 2004, compensation, fees, and expense reimbursements paid to directors or their affiliates totaled $343, $327 and $358, respectively.

NOTE 8.     ACQUISITIONS

Head-Lite:

On June 15, 2005, the Company purchased substantially all assets of privately held Head-Lite, LLC (“Head-Lite”). Head-Lite is a Scottsdale, Arizona based importer and distributor of specialty lighting products consisting primarily of baseball style caps with a light source integrally installed above the bill of the cap providing for hands-free illumination. Consideration for this acquisition consisted of a cash purchase price of $700 and assumption of certain current liabilities primarily related to inventory. The Company utilized a combination of cash reserves and additional borrowings under its primary line of credit to consummate the purchase of Head-Lite.

F16

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 8.     ACQUISITIONS (Continued)

This transaction was accounted for using purchase accounting and has been included in the Company’s operations since the date of acquisition. The allocation of the Head-Lite purchase price is as follows:

Acquisition cost:
Base purchase price	$700
Acquisition expenses	49
Less working capital purchase price adjustment	(15)
Net purchase price	$734
Allocation of purchase cost:
Cash	$25
Accounts receivable	75
Inventory	241
Identified intangibles and other assets	50
Goodwill	527
Accounts payable assumed	(177)
Accrued liabilities assumed	(7)
Net purchase price	734
Less cash acquired	25
Net cash paid	$709

Had this acquisition taken place on December 28, 2003, consolidated sales and income would not have been significantly different from the amounts reported for 2004 and 2005.

Galaxy Balloons, Inc.

On July 30, 2004, the Company purchased all outstanding shares of common stock of privately held Galaxy Balloons, Incorporated, an Ohio corporation (“Galaxy”). Galaxy is a Cleveland, Ohio based manufacturer, importer, and distributor of imprinted and personalized balloons, balls, toys, inflatable goods and other products sold primarily in the advertising specialties industry. The base purchase price for the Galaxy shares was $3,300, with earn-out payments of up to an additional $400 if Galaxy’s future financial performance exceeds specified benchmarks. During 2005 and 2006 the Company recorded an additional earn–out payment obligation of $200 per year with a corresponding increase in goodwill. The Company utilized a combination of cash reserves, additional borrowings under its primary line of credit and a term loan of approximately $1,750 provided by the Company’s primary lender to fund the acquisition of Galaxy.

F17

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 8.     ACQUISITIONS (Continued)

This transaction was accounted for using purchase accounting and has been included in the Company’s operations since the date of acquisition. The allocation of purchase price prior to additional-earnout payments is as follows:

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
$3,668

The following unaudited pro forma financial information reflects the consolidated results of the Company as if the acquisition of Galaxy had occurred at the beginning of the fiscal year ended December 25, 2004:

Net sales	$ 48,727
Income before income tax	1,690
Income tax benefit	2,635
Net income	4,325
Basic earnings per common share	2.24
Diluted earnings per common share	2.00

NOTE 9.     INCOME TAXES

The Company records income taxes based on its consolidated tax return. Current and deferred federal and state tax expense (benefit) is as follows:

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Current income tax expense (benefit):
Federal	$19	$44	$—
State and local	51	101	24
	70	145	24
Deferred income tax expense (benefit):
Federal	(2,127)	336	(2,765)
State and local	(5)	(32)	53
	(2,132)	304	(2,712)
Total income tax expense (benefit)	$(2,062)	$449	$(2,688)

F18

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 9.     INCOME TAXES (Continued)

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to net earnings before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of income for the respective periods:

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Income tax expense computed at the
U.S. corporate tax rate of 34%	$623	$387	$352
Adjustments attributable to:
State income taxes	46	69	77
Deferred tax asset valuation allowance	(2,730)	—	(3,127)
Other	(1)	(7)	10
Total income tax expense (benefit)	$(2,062)	$449	$(2,688)

The temporary differences result in a net deferred income tax asset that is reduced by a related valuation allowance, summarized as follows:

	December 30,	December 31,
	2006	2005
Deferred income tax assets:
Operating loss carryforwards	$9,562	$10,235
Accounts receivable	106	133
Accruals	62	69
Compensation related	491	446
Inventories	577	558
Tax credit carryforwards	407	373
Gross deferred tax assets	11,205	11,814
Deferred tax asset valuation allowance	6,500	9,230
Net deferred tax assets	4,705	2,584
Deferred income tax liabilities:
Intangibles	60	56
Property and equipment	302	317
	362	373
Net deferred income tax assets	$4,343	$2,211

Included in the tax credit carryforward is approximately $407 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

Prior to the third quarter of 2004 the Company had provided a valuation allowance against its net deferred tax assets. Historically the profitability of the Company was somewhat volatile and there was not consistent profitability from the core operating segments. During the third quarter of 2004, management determined that based on the stabilizing of the profitability of the core operating segments and anticipated sales growth, it was more likely than not that a portion of the NOL would be utilized. Accordingly the Company reduced the valuation allowance by $3,127 and recognized a commensurate tax benefit in 2004. In the fourth quarter of 2006 the Company reevaluated its estimates and based on its current and projected profitability and the higher sales volumes now being realized in the work glove and protective wear segment, determined that it was more likely than not that it would be able to utilize an additional $2,730 of its remaining NOL carryforwards. Accordingly, at the end of 2006 the Company reduced its valuation allowance to $6,500 and recognized a $2,730 tax benefit.

F19

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 9.     INCOME TAXES (Continued)

As of December 30, 2006, the Company had operating loss carryforwards for U.S. income tax purposes of $28,123 available to reduce future taxable income through the following years:

Year of expiration:
2010	$911
2011	16,549
2012	9,197
2019	536
2021	930
$28,123

NOTE 10.     COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements.

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income (loss) is the total of net income and other comprehensive income (loss), which for the Company is comprised of foreign currency items and the unrealized gains and losses on the interest rate swap agreements, net of income taxes. Accumulated other comprehensive income (loss) consists of the following:

	Year Ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Foreign currency items:
Beginning balance	$29	$(62)	$(116)
Current period change	(4)	91	54
Ending balance	25	29	(62)
Interest swap agreements, net of income taxes:
Beginning balance	27	—	—
Current period change	—	27	—
Ending balance	27	27	—
Accumulated other comprehensive income (loss)	$52	$56	$(62)

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

	Work
	Gloves and		Promotional
	Protective	Pet	and Specialty	Corporate
	Wear	Supplies	Products	and Other	Total
2006:
Revenue	$37,257	$6,414	$9,992	$—	$53,663
Operating income (loss)	1,568	126	1,485	(976)	2,203
Goodwill	527	—	2,853	—	3,380
Total assets	23,601	2,919	5,471	4,588	36,579
Capital expenditures	137	41	103	—	281
Depreciation	282	19	123	—	424
2005:
Revenue	$38,045	$6,940	$9,165	$—	$54,150
Operating income (loss)	1,002	356	1,192	(1,029)	1,521
Goodwill	527	—	2,653	—	3,180
Total assets	25,500	2,905	4,646	2,390	35,441
Capital expenditures	311	1	59	—	371
Depreciation	284	19	98	—	401
2004:
Revenue	$32,535	$6,028	$4,269	$—	$42,832
Operating income (loss)	1,309	211	627	(920)	1,227
Goodwill	—	—	2,453	—	2,453
Total assets	21,265	3,237	4,393	3,284	32,179
Capital expenditures	133	14	—	—	147
Depreciation	298	19	67	—	384

F21

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 12.     QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (Unaudited)

The following is a summary of the unaudited quarterly results for fiscal 2006 and 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2006:
Net sales	$13,676	$12,074	$13,248	$14,665	$53,663
Gross profit	3,067	2,763	3,453	4,268	13,551
Net income (loss)	(51)	(44)	399	3,590	3,894
Net earnings (loss), per
common share:
Basic	$(0.03)	$(0.02)	$0.20	$1.82	$1.97
Diluted	$(0.03)	$(0.02)	$0.18	$1.65	$1.72
Denominator for net
earnings (loss), per
common share:
Basic	1,981,000	1,981,000	1,981,000	1,981,000	1,981,000
Diluted	2,204,000	2,198,000	2,193,000	2,181,000	2,265,000
2005:
Net sales	$13,473	$11,373	$14,016	$15,288	$54,150
Gross profit	3,355	2,678	3,581	3,936	13,550
Net income (loss)	94	(93)	235	454	690
Net earnings (loss), per
common share:
Basic	$0.05	$(0.05)	$0.12	$0.23	$0.35
Diluted	$0.04	$(0.05)	$0.11	$0.21	$0.31
Denominator for net
earnings (loss), per
common share:
Basic	1,937,000	1,949,000	1,972,000	1,981,000	1,966,000
Diluted	2,177,000	2,178,000	2,229,000	2,215,000	2,206,000

As more fully described in Note 9, the Company recorded a tax benefit of $2,730 in the fourth quarter of 2006 as a result of a reduction in the tax valuation allowance.

F22

BOSS HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
		Charged to	Charged
		Costs and	to Other
	Beginning	Expenses	Accounts		Deductions		Ending
Year ended December 30, 2006:
Accounts receivable	$361	$3	$—		$82	(a)	$282
Inventories	821	72	28	(d)	79	(d)	842
Deferred income tax asset	9,230	(2,730)	—		—		6,500
Sales allowance	669	2,024	—		2,066	(d)	627
Total allowances deducted
from assets	$11,081	$(631)	$28		$2,227		$8,251
Year ended December 31, 2005:
Accounts receivable	$276	$117	$17	(c)	$49	(a)	$361
Inventories	799	19	3	(c)	—		821
Deferred income tax asset	9,230	—	—		—		9,230
Sales allowance	518	1,648	—		1,497	(d)	669
Total allowances deducted
from assets	$10,823	$1,784	$20		$1,546		$11,081
Year ended December 25, 2004:
Accounts receivable	$294	$(31)	$20	(b)	$7	(a)	$276
Inventories	630	113	56	(b)	—		799
Deferred income tax asset	12,357	(3,127)	—		—		9,230
Sales allowance	545	1,346	—		1,373	(d)	518
Total allowances deducted
from assets	$13,826	$(1,699)	$76		$1,380		$10,823

Notes:

     (a) Write off of uncollectible accounts.
     (b) Balance related to Galaxy acquisition.
     (c) Balance related to Head-Lite acquisition.
     (d) Payments/credit write-offs, etc.

F23