Form 10-Q
period 2007-03-31
BOSS HOLDINGS INC
filed 2007-05-15
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2007
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1972066 (IRS Employer Identification No.)

221 West First Street
Kewanee, Illinois 61443
(Address of principal executive offices)

(309) 852-2131
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ___   Accelerated filer ___   Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at April 15, 2007

Common Stock, $.25 par value	2,006,535

Part I - Financial Information
Item 1. Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	March 31,	December 30,
Assets	2007	2006
Current Assets:
Cash and cash equivalents	$1,573	$1,002
Accounts receivable, net	7,272	8,155
Inventories	14,057	14,838
Deferred tax asset	1,187	1,187
Prepaid expenses and other	586	619
Total current assets	24,675	25,801

Property and Equipment, net	3,677	3,656

Other Assets	440	426
Intangibles, net of amortization	153	160
Goodwill	3,380	3,380
Deferred tax asset	3,089	3,156
	$35,414	$36,579

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term obligations	$453	$481
Accounts payable	858	1,540
Accrued payroll and related expenses	833	766
Accrued liabilities and other	984	1,641
Total current liabilities	3,128	4,428

Long-Term Obligations, net of current portion	2,000	2,106

Deferred Compensation	373	349

Stockholders' Equity:
Common stock, $.25 par value	501	495
Additional paid-in capital	66,404	66,324
Accumulated deficit	(37,049)	(37,175)
Accumulated other comprehensive income	57	52
Total stockholders' equity	29,913	29,696
	$35,414	$36,579

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Quarter Ended	Quarter Ended
	March 31,	April 01,
	2007	2006
Net sales	$13,369	$13,676

Cost of sales	10,165	10,609

Gross profit	3,204	3,067

Operating expenses	2,946	3,037

Operating income	258	30

Other income (expense):
Interest income	13	-
Interest expense	(69)	(124)
Other	5	11
	(51)	(113)

Income (loss) before income tax	207	(83)

Income tax expense (benefit)	81	(32)
Net income (loss)	$126	$(51)

Comprehensive income (loss)	$131	$(46)

Weighted average shares outstanding	1,997,404	1,980,767

Basic earnings (loss) per common share	$0.06	$(0.03)

Diluted earnings (loss) per common share	$0.06	$(0.03)

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	April 01,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$126	$(51)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	115	114
Stock based compensation	20	32
Deferred tax expense (benefit)	63	(28)
Changes in assets and liabilities:
(Increase) decrease:
Accounts receivable	883	541
Inventories	781	875
Prepaid expenses and other current assets	33	93
Other assets	24	(3)
(Decrease) in:
Accounts payable	(682)	(477)
Accrued liabilities	(590)	(982)
Net cash provided by operating activities	773	114

Cash Flows from Investing Activities:
Purchases of property and equipment	(129)	(65)
Net cash used in investing activities	(129)	(65)

Cash Flows from Financing Activities:
Net borrowings on revolving line of credit	-	440
Repayment on long-term obligation	(134)	(159)
Proceeds from exercise of stock options	66	-
Net cash provided by (used in) financing activities	(68)	281

Effect of exchange rates on cash and cash equivalents	(5)	(5)

Increase in cash and cash equivalents	571	325

Cash and cash equivalents:
Beginning of period	1,002	-
End of period	$1,573	$325

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

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, for the year ended December 30, 2006. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

       In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The initial adoption of FIN 48 had no impact on our financial statements, and as a result, there was no cumulative effect related to adopting FIN 48.

Note 2. Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
	March 31,	April 01,
	2007	2006
Numerator for basic and diluted net earnings
per common share, earnings (loss) attributable
to common stockholders	$126,000	$(51,000)

Denominator for basic net earnings
per common share, weighted
average shares outstanding	1,997,404	1,980,767
Effect of dilutive securities,
employee stock options	185,156	-
Denominator for diluted earnings
per common share	2,182,560	1,980,767
Basic earnings (loss), per common share	$0.06	$(0.03)
Diluted earnings (loss), per common share	$0.06	$(0.03)

Options to purchase 223,623 of common stock were not included in the computation of diluted earnings per share during the first quarter of 2006 because the Company operated at a loss during this period; therefore the effect would be antidilutive.

Note 3. Stock Based Compensation and Recent Accounting Pronouncements

       Stock options outstanding under the Companies various plans are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2007		April 1, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of period	381,000	$3.31	393,834	$3.35
Granted	10,000	6.21	-	-
Exercised	(30,000)	3.19	-	-
Expired	(10,000)	7.00	-	-
Outstanding, end of period	351,000	$3.30	393,834	$3.35

Options exercisable, end of period	341,000	$3.21	361,328	$2.99

Weighted average fair value per option
of options granted		$2.70		$-

       The Company’s management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2007; expected volatility of 42%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 4.5%; and expected life of 5 years.

       Compensation expense related to stock options was $20,000 during the first quarter of 2007. As of March 31, 2007, the total compensation costs of nonvested awards is approximately $27,000, of which $7,000 will vest during the remaining months of 2007, $9,000 in 2008 and 2009 and $2,000 in 2010. The intrinsic value of outstanding and vested options was $1,387,000 and $1,377,000, respectively as of March 31, 2007.

Note 4. Comprehensive Income

       SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity, which for the Company is comprised of foreign currency translation adjustments and unrealized gains and losses on interest rate swap agreements. The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31, 2007	April 1, 2006
Net income (loss)	$126	$(51)
Other comprehensive income
Foreign currency translation adjustments	(5)	(5)
Unrealized gain on interest rate swap agreements
net of $4 and $6, respectively, of income taxes	10	10
Total comprehensive income (loss)	$131	$(46)

Note 5. Long-Term Obligations

       On January 30, 2006 the Company modified its loan and security agreement (the “Credit Agreement”) with a commercial bank. The revised credit agreement expires in January 2009 and provides a revolving credit facility of up to $7,000,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at rates varying from the bank’s prime rate less .75% to 1.5% or LIBOR plus 1.0% to 1.75% at the Company’s option, based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. There was no borrowing under the credit agreement as of March 31, 2007 compared to $2,742,000 as of April 1, 2006.

       The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including a debt service coverage and debt to tangible net worth. Substantially all the Company’s accounts receivable and inventories secure the credit facility. As of March 31, 2007 the Company was in compliance with all financial covenants of the Credit Agreement.

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

The following table provides summarized information concerning the Company’s reportable segments (in thousands). In this table, the Company’s corporate operations are grouped into a miscellaneous column entitled, “Corporate and Other.”

	Work Gloves and				Promotional and		Corporate
	Protective Wear		Pet Supplies		Specialty Products		and Other		Total
1st Quarter	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Revenue	$9,103	$9,462	$2,218	$2,277	$2,048	$1,937	$-	$-	$13,369	$13,676
Operating income (loss)	344	177	241	112	(59)	$(7)	(268)	(252)	258	30
Total assets	22,046	23,474	3,206	3,738	5,624	$5,013	4,538	2,121	35,414	34,346
Intangibles	571	577	-	-	2,962	$2,794	-	-	3,533	3,371

Item 1A. RISK FACTORS

       There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, successful integration of acquired companies, unusual weather patterns which could affect domestic demand for the registrant’s products, pricing policies of competitors, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. The words “believe,” “expect”, “anticipate”, “should”, “could” and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales

Sales by Segment	Quarter
$(000)	2007	2006
Work gloves and protective wear	9,103	9,462
Pet supplies	2,218	2,277
Promotional & specialty products	2,048	1,937
Total sales	13,369	13,676

       Total revenues for the three months ended March 31, 2007 decreased $307,000 or 2.2% from the comparable quarter in 2006. Sales declines in the Company’s work gloves and protective wear and pet supplies segments were partially offset by an increase in the promotional and specialty products segment.

       In the Company’s work gloves and protective wear segment, sales decreased $359,000, or 3.8%, during the first quarter of 2007 compared to 2006. A warm fourth quarter of 2006 stopped customers from re-ordering gloves for delivery in the first quarter of 2007. In addition, the first quarter of 2006 included a large shipment to a major customer that was not repeated in 2007. Sales in the work gloves and protective wear segment are historically lower during warm weather months.

       Sales in the promotional and specialty products segment increased $111,000, or 5.7%, during the first quarter of 2007, compared to the first quarter of 2006. This increase was from non-balloon products as the company continues its efforts to expand its product line. Galaxy sales have historically exhibited significant seasonality, with sales reaching a seasonal low during the holiday season through January, then building to a seasonal peak in late summer.

       In the pet supplies segment, sales decreased $59,000, or 2.6%, during the first quarter of 2007 compared to 2006. During the past year, the largest customer in this segment has initiated a direct import program on high volume styles under which the Company acts as agent in the purchase of goods. This arrangement is beneficial in maintaining an important customer relationship, but has resulted in lower selling prices and margins in the pet supplies segment.

Cost of Sales

Cost of Sales by Segment $(000)	Quarter
	2007		2006
	$	%	$	%
Work gloves and protective wear	6,937	76.2%	7,345	77.6%
Pet supplies	1,658	74.8%	1,816	79.8%
Promotional & specialty products	1,570	76.7%	1,448	74.8%
Total cost of sales	10,165	76.0%	10,609	77.6%

       Cost of sales for the three months ended March 31, 2007 totaled $10,165,000, down $444,000 from the corresponding period of 2006, with cost of sales as a percentage of sales down 1.6 % from the prior year. In the work gloves and protective wear segment, margins improved by 1.4% due primarily to price increases put into place at the end of last year and strategic volume purchases of certain key styles at lower costs.

       Margins in the pet supplies segment improved by 5.0% due mainly to lower freight and warehousing costs. During the first quarter of 2007, the Company consolidated its two pet businesses, Warren Pet and Boss Pet, into a single facility in Cleveland, Ohio. The Company anticipates that this facility consolidation will produce cost savings for the pet supplies segment. Margins in the promotional and specialty products decreased 1.9% as a result of the product mix.

       Costs in the work gloves and protective wear segment remain volatile with the Company expecting significant cost increases on certain goods, particularly leather gloves and those constructed of petroleum based and latex raw materials. Management will attempt to pass such cost increases through to customers to maintain margins, though competitive pressures could make this difficult.

Operating Expenses

Operating Expenses by Segment $(000)	Quarter
	2007		2006
	$	%	$	%
Work gloves and protective wear	1,822	20.0%	1,940	20.5%
Pet supplies	319	14.4%	349	15.3%
Promotional & specialty products	537	26.2%	496	25.6%
Corporate and other	268	-	252	-
Total operating expenses	2,946	22.0%	3,037	22.2%

       Total operating expenses decreased $91,000 during the first quarter of 2007 compared to the corresponding period in 2006. Savings in commissions and selling expenses at the work glove and protective wear and pet supplies segments were partially offset by increases at promotional and specialty products, which incurred additional administrative expenses over the prior year.

Earnings (Loss) From Operations

Operating Income (Loss) by Segment $(000)	Quarter
	2007		2006
	$	%	$	%
Work gloves and protective wear	344	3.8%	177	1.9%
Pet supplies	241	10.9%	112	4.9%
Promotional & specialty products	(59)	-2.9%	(7)	-0.4%
Corporate and other	(268)	-	(252)	-
Total operating income	258	1.9%	30	0.2%

       On a consolidated basis, the Company’s operating income for the first quarter of 2007 increased by $228,000 compared to 2006 due to improved margins and lower operating expenses. The work gloves and protective wear and pet supplies segments, provided improved margins, lower freight and warehousing costs and operating expense savings. Promotional and specialty products earnings declined from lower margins as a result of the product mix for the first quarter.

Other Income and (Expense)

       The Company incurred $69,000 in interest expense during the first quarter of 2007, a decrease of $55,000 from the comparable period in 2006. This was a result of having enough cash to fund working capital without borrowing on the line of credit.

Taxes

       In the first quarter of 2007, the Company recorded an income tax expense of $81,000 based on current federal and estimated average state income tax rates. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

Liquidity and Capital Resources

       Operating activities provided $773,000 in cash during the first quarter of 2007, compared to $114,000 in 2006. This favorable cash performance was primarily attributable to reduced inventory and accounts receivable.

       Investing activities used $129,000 in the first quarter of 2007, compared to $65,000 during the comparable period in 2006. The increased level of capital expenditures in 2007 consisted primarily of facility improvements resulting from consolidation of the pet supplies segment into its new facilities in Cleveland and some information technology enhancements at the promotional and specialty products segment. The Company expects to make information technology enhancements at the corporate office in the second quarter at a cost of approximately $117,000. The Company currently has no other material commitments for capital expenditures.

       Financing activities used $68,000 for the first quarter of 2007. The Company paid down long-term term loans by $134,000 and received $66,000 from the exercise of stock options. There are currently no borrowings against the line of credit.

       At March 31, 2007 the Company had $1,573,000 in cash with zero borrowings against its $7,000,000 revolving line of credit. The Company was in compliance with its credit facility loan covenants as of March 31, 2007. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

       The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company’s financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $888,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $774,000 of the Company’s term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

Item 4. CONTROLS AND PROCEDURES

       As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BOSS HOLDINGS, INC.

Dated:	May 15, 2007	By:	/s/ Steven G. Pont
Steven G. Pont
Vice President of Finance
(Principal financial officer)