Form 10-Q
period 2007-06-30
BOSS HOLDINGS INC
filed 2007-08-14
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2007
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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
Large accelerated filer           Accelerated filer           Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No   X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 7, 2007

Common Stock, $.25 par value	2,018,345

Part I – Financial Information
Item 1. Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	June 30,	December 30,
Assets	2007	2006
Current Assets:
Cash and cash equivalents	$2,918	$1,002
Accounts receivable, net	6,983	8,155
Inventories	13,842	14,838
Deferred tax asset	1,187	1,187
Prepaid expenses and other	697	619
Total current assets	25,627	25,801

Property and Equipment, net	3,620	3,656

Other Assets	278	426
Intangibles, net of amortization	246	160
Goodwill	3,651	3,380
Deferred tax asset	2,988	3,156
	$36,410	$36,579

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term obligations	$479	$481
Accounts payable	1,059	1,540
Accrued payroll and related expenses	909	766
Accrued liabilities and other	1,237	1,641
Total current liabilities	3,684	4,428

Long-Term Obligations, net of current portion	2,303	2,106

Deferred Compensation	209	349

Stockholders' Equity:
Common stock, $.25 par value; 10,000,000 shares	505	495
Additional paid-in capital	66,422	66,324
Accumulated (deficit)	(36,879)	(37,175)
Accumulated other comprehensive income	166	52
Total stockholders' equity	30,214	29,696
	$36,410	$36,579

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

			Six Months	Six Months
	Quarter Ended	Quarter Ended	Ended	Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	$12,963	$12,074	$26,332	$25,750
Cost of sales	9,732	9,311	19,897	19,920

Gross profit	3,231	2,763	6,435	5,830

Operating expenses	2,928	2,722	5,874	5,759

Operating income	303	41	561	71

Other income (expense):
Interest income	49	1	62	1
Interest expense	(72)	(114)	(141)	(238)
Other	1	(1)	6	10
	(22)	(114)	(73)	(227)

Income (loss) before income tax	281	(73)	488	(156)

Income tax expense (benefit)	111	(29)	192	(61)
Net income (loss)	$170	$(44)	$296	$(95)

Comprehensive income (loss)	$279	$18	$410	$(28)

Weighted average shares outstanding	2,007,703	1,980,767	2,002,553	1,980,767

Basic earnings (loss) per common share	$0.08	$(0.02)	$0.15	$(0.05)

Diluted earnings (loss) per common share	$0.08	$(0.02)	$0.13	$(0.05)

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	July 1,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$296	$(95)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	261	230
Stock based compensation	22	65
Deferred tax expense (benefit)	168	(52)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,343	1,446
Inventories	1,041	965
Prepaid expenses and other current assets	(78)	101
Deferred charges and other assets	9	41
Increase (decrease) in:
Accounts payable	(732)	(490)
Accrued liabilities	(258)	(962)
Net cash provided by operating activities	2,072	1,249

Cash Flows from Investing Activities:
Purchases of property and equipment	(197)	(126)
Acquisition of operating assets	(337)	-
Net cash used in investing activities	(534)	(126)

Cash Flows from Financing Activities:
(Repayment) borrowing on revolving line of credit	-	(467)
Proceeds from long-term debt	364	-
Repayment on long-term obligation	(169)	(420)
Proceeds from exercise of stock options	86	-
Net cash provided by (used in) financing activities	281	(887)

Effect of exchange rates on cash and cash equivalents	97	50

Increase in cash and cash equivalents	1,916	286

Cash and cash equivalents:
Beginning of period	1,002	-
End of period	$2,918	$286

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

     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The initial adoption of FIN 48 had no impact on our financial statements, and as a result, there was no cumulative effect related to adopting FIN 48.

Note 2. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Six Months Ended
($ in Thousands)	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Numerator for basic and diluted net earnings
(loss) per common share, earnings (loss)
attributable to common stockholders	$170	$(44)	$296	$(95)

Denominator for basic net earnings
(loss) per common share, weighted
average shares outstanding	2,007,703	1,980,767	2,002,553	1,980,767
Effect of dilutive securities,
employee stock options	197,382	-	191,269	-
Denominator for diluted earnings
(loss) per common share	2,205,085	1,980,767	2,193,822	1,980,767

Basic earnings (loss), per common share	$0.08	$(0.02)	$0.15	$(0.05)

Diluted earnings (loss), per common share	$0.08	$(0.02)	$0.13	$(0.05)

During three and six month periods ending July 1, 2006 options to purchase 217,106 and 220,364, respectively of common stock were not included in the computation of diluted earnings per share because the Company operated at a loss and the effect would be antidilutive.

Note 3. Stock Based Compensation and Recent Accounting Pronouncements

     Stock options outstanding under the Company’s various stock incentive plans are as follows:

	Six Months Ended		Six Months Ended
	June 30, 2007		July 1, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	381,000	$3.31	393,834	$3.35
Granted	10,000	6.21	-	-
Exercised	(45,000)	3.02	-	-
Expired	(10,000)	7.00	-	-
Outstanding, end of period	336,000	$3.33	393,834	$3.35

Options exercisable, end of period	326,000	$3.24	361,328	$2.99

Weighted average fair value per option
of options granted		$2.70		$-

     The Company’s management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2007: expected volatility of 42%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 4.5%; and expected life of 5 years.

     Compensation expense related to stock options was $22,000 during the first half of 2007. As of June 30, 2007, the total compensation costs of nonvested awards is approximately $25,000, of which $5,000 will vest during the remaining months of 2007, $9,000 in 2008 and 2009 and $2,000 in 2010. The intrinsic value of outstanding and vested options was $1,369,000 and $1,358,000, respectively as of June 30, 2007.

Note 4. Comprehensive Income (Loss)

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

Comprehensive Income Note

	Quarter Ended		Six Months Ended
($ in Thousands)	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net income (loss)	$170	$(44)	$296	$(95)
Other comprehensive income
Foreign currency translation adjustments	102	55	113	50
Unrealized gain on interest rate swap agreements
net of income taxes	7	7	1	17
Total comprehensive income (loss)	$279	$18	$410	$(28)

Note 5. Long-Term Obligations

      The Company maintains a secure line of credit (the “Credit Agreement”) with a commercial bank. The Credit Agreement expires in January 2009 and provides a revolving credit facility of up to $7,000,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at rates varying from the bank’s prime rate less .75% to 1.5% or LIBOR plus 1.0% to 1.75% at the Company’s option, based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. There was no borrowing under the Credit Agreement as of June 30, 2007 compared to outstanding borrowing of $1,834,000 as of July 1, 2006.

            On May 18, 2007 the Company’s Canadian subsidiary, Boss Canada Inc, (“Boss Canada”) entered into a Cdn$400,000 term loan with the Canadian branch of BSHI’s primary lender to acquire the shares of Canadawide Safety Inc. At the same time, Boss Canada entered into a Cdn$100,000 line of credit with the same lender for working capital requirements. As of June 30, 2007, Cdn$35,000 was borrowed against the line of credit.

     The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including debt service coverage and debt to tangible net worth. Substantially all the Company’s accounts receivable and inventories secure the credit facility. As of June 30, 2007, the Company was in compliance with all financial covenants of the Credit Agreement.

Note 6. Acquisition

     On May 18, 2007, Boss Canada Inc. (“Boss Canada”), an indirect subsidiary of Boss Holdings, Inc. (“BSHI”), purchased all outstanding shares of privately held Navillus Group Inc., an Ontario corporation. Through its wholly owned subsidiary, Canadawide Safety Inc. (“Canadawide”), the acquired company imports and distributes safety goods and industrial work wear, including gloves, protective eyewear, face and respiratory protection, as well as first aid and industrial supplies. Immediately following the closing, Canadawide and Navillus Group Inc. were merged with Canadawide as the surviving entity.

     The base purchase price was Cdn$400,000 (approximately US$364,000), (with Cdn$350,000) due on closing and Cdn$50,000 due on May 18, 2008. Boss Canada utilized a term loan of Cdn$400,000 provided through the Canadian branch of BSHI’s primary lender to acquire the shares and pay down Cdn$50,000 of assumed debt. At the same time, Boss Canada entered into a Cdn$100,000 line of credit for working capital requirements. As of June 30, 2007, Cdn$35,000 was borrowed against the line of credit.

     This transaction was accounted for using purchase accounting and has been included in the Company’s operations since the date of acquisition. The estimated allocation of purchase price is as follows in US dollars:

(In Thousands)

Acquisition cost:
Base purchase price	$364
Closing costs	19
Net cash price	$383

Allocation of purchase cost:
Current assets	$216
Property and equipment	14
Customer Lists	100
Goodwill	255
Accounts payable and accrued exenses	(202)
383
Less Acquisition indebtedness	46
Net cash paid	$337

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

	Work Gloves and				Promotional and		Corporate
(In Thousands)	Protective Wear		Pet Supplies		Specialty Products		and Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Quarter:
Revenue	$8,726	$8,104	$1,727	$1,488	$2,510	$2,482	$-	$-	$12,963	$12,074
Operating income (loss)	$55	$(134)	$232	$23	$278	$395	$(262)	$(243)	$303	$41
Total assets	23,214	21,765	2,987	3,856	5,762	5,504	4,447	2,113	36,410	33,238
Intangibles	940	577	-	-	2,957	2,782	-	-	3,897	3,359

Year-to-Date:
Revenue	$17,829	$17,566	$3,945	$3,765	$4,558	$4,419	$-	$-	$26,332	$25,750
Operating income (loss)	$399	$42	$473	$134	$219	$389	$(530)	$(494)	$561	$71

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

Sales

Sales by Segment $(000)	Quarter		Year-to-Date
	2007	2006	2007	2006
Work gloves and protective wear	8,726	8,104	17,829	17,566
Pet supplies	1,727	1,488	3,945	3,765
Promotional & specialty products	2,510	2,482	4,558	4,419
Total sales	12,963	12,074	26,332	25,750

     Total revenues for the three months ended June 30, 2007 increased $889,000 or 7.4% from the comparable quarter in 2006. This sales increase during the second quarter was primarily attributable to growth in the Company’s core work gloves and protective wear segment with sales also up slightly in the promotional and specialty products segment and in the pet supplies segment.

     Second quarter sales in the Company’s work gloves and protective wear segment were 7.7% ahead of the comparable period in 2006. Consumer sales increased with orders from three key accounts that were above last year. CAT branded product sales also increased with additional retail outlets in the US and broadening the sales base to include European distributors. Also, Canadian sales have increased $124,000 with the Boss Canada acquisition of Canadawide which was completed during the quarter.

     Sales increased slightly in the promotional and specialty products segment for the second quarter of 2007, compared to the prior year. This increase was from non-balloon products as the company continues its efforts to expand its product line.

     In the pet supplies segment, sales increased 16%, during the second quarter of 2007 compared to 2006. The addition of new retailers and distributors, new store openings for existing accounts and increased product offerings all have contributed to this increase. During the past year, the largest customer in this segment has initiated a direct import program on high volume styles under which the Company acts as agent in the purchase of goods. This arrangement is beneficial in maintaining an important customer relationship, but has resulted in lower selling prices and margins for this customer.

     For the six months ended June 30, 2007, consolidated revenues increased 2.3% compared to the same period in 2006. The work gloves and protective wear segment is up 1.5% with increased sales of CAT branded product and additional sales from Canada as a result of the Canadawide acquisition. Sales growth of 3.1% in the promotional and specialty products segment also contributed during the first half, with new product sales providing the bulk of this sales growth. Also contributing to the overall growth was a 4.8% increase in the pet supplies segment with the addition of new customers and an expanded product line.

     Management anticipates seasonal sales increases during the upcoming quarter in the work gloves and protective wear segment with the approach of colder weather and the impact of the Canadawide acquisition. The promotional and specialty products segment is also anticipated to increase due to fall sports related activity. Sales in the pet supplies segment generally decline during the third and fourth quarters when pet owners reduce outside activities. The Company expects sales of CAT branded goods to continue to grow over the balance of the year with the continued expansion of the customer base and new product offerings.

Cost of Sales

Cost of Sales by Segment $(000)	Quarter				Year-to-Date
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Work gloves and protective wear	6,755	77.4%	6,455	79.7%	13,692	76.8%	13,800	78.6%
Pet supplies	1,295	75.0%	1,231	82.7%	2,953	74.9%	3,047	80.9%
Promotional & specialty products	1,682	67.0%	1,625	65.5%	3,252	71.3%	3,073	69.5%
Total cost of sales	9,732	75.1%	9,311	77.1%	19,897	75.6%	19,920	77.4%

     Cost of sales for the three months ended June 30, 2007 improved 2.0 percentage points from the prior year. In the work gloves and protective wear segment, margins improved by 2.3 percentage points due primarily to price increases put into place at the end of last year and strategic volume purchases of certain key styles at lower costs.

     Margins in the pet supplies segment improved by 7.7 percentage points due to better pricing, as a result of last year’s price increase, lower freight costs and lower warehousing costs. During the first quarter of 2007, the Company consolidated its two pet businesses, Warren Pet and Boss Pet, into a single facility in Cleveland, Ohio. The Company anticipates that this facility consolidation will continue to produce cost savings for the pet supplies segment. Margins in the promotional and specialty products segment decreased 1.5 percentage points as a result of the product mix.

     For the six-month period ended June 30, 2007, cost of sales improved 1.8 percentage points from the prior year. The major reasons for the improved margin are the price increases put into place last year that are being realized now and the consolidation of the two pet facilities. The changed product mix in the promotional and specialty products segment partially offset the other margin improvements.

     Costs in the work gloves and protective wear segment remain volatile, with the Company expecting significant cost increases on certain goods, particularly leather gloves and those constructed of petroleum based and latex raw materials. Management will attempt to pass such cost increases through to customers to maintain margins, though competitive pressures could make this difficult.

Operating Expenses

Operating Expenses by Segment $(000)	Quarter				Year-to-Date
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Work gloves and protective wear	1,916	22.0%	1,783	22.0%	3,738	21.0%	3,724	21.2%
Pet supplies	200	11.6%	234	15.7%	519	13.2%	584	15.5%
Promotional & specialty products	550	21.9%	462	18.6%	1,087	23.8%	957	21.7%
Corporate and other	262	-	243	-	530	-	494	-
Total operating expenses	2,928	22.6%	2,722	22.5%	5,874	22.3%	5,759	22.4%

     Operating expenses during the second quarter of 2007 increased $206,000 compared to the corresponding period in 2006, but as a percentage of sales only increased slightly. The work gloves and protective wear segment represents the major portion of this increase with higher commission and selling expenses as a result of the increase in sales, along with some increase in administration expenses. The remaining portion of the operating expense increase came from administration expense increases from the promotional and specialty products segment and corporate Boss Holdings. These increases are partially offset with selling and administration expense reduction in the pet supplies segment.

     For the six-month period ended June 30, 2007, consolidated operating expenses increased $115,000. Most of this increase is in administration expense from the promotional and specialty products segment and corporate Boss Holdings.

Earnings (Loss) From Operations

Operating Income (Loss) by Segment $(000)	Quarter				Year-to-Date
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Work gloves and protective wear	55	0.6%	(134)	-1.7%	399	2.2%	42	0.2%
Pet supplies	232	13.4%	23	1.5%	473	12.0%	134	3.6%
Promotional & specialty products	278	11.1%	395	15.9%	219	4.8%	389	8.8%
Corporate and other	(262)	-	(243)	-	(530)	-	(494)	-
Total operating income	303	2.3%	41	0.3%	561	2.1%	71	0.3%

     On a consolidated basis, the Company generated $303,000 in operating income during the second quarter of 2007, compared to $41,000 of operating income for the same period in 2006. Increased sales coupled with improved pricing and the consolidation of the pet segment improved the profitability of both the work gloves and protective wear segment and the pet segment, while the current sales mix lowered profitability in the promotional and specialty products segment.

     On a year-to-date basis, the Company generated income from operations of $561,000 through June 30, 2007, compared to $71,000 for the comparable period in 2006. Improved margins in the work gloves and protective wear segment and the pet supplies segment were partially offset by lower margins in the promotional and specialty products segment.

Other Income and (Expense)

     The Company incurred $72,000 in interest expense during the second quarter of 2007, a decrease of $42,000 from the comparable period in 2006. For the six months ended June 30, 2007, interest expense was $141,000 compared to $238,000 for the same period last year. During the period, the Company’s operating profits combined with better inventory management, resulted in the Company being able to retain a favorable cash balance instead of borrowing on its line of credit as it has done in prior years. Reduced borrowing results in reduced interest expense.

Taxes

     During 2007, the Company recorded an income tax expense of $111,000 for the second quarter and $192,000 for the first 6 months of the year based on current federal and estimated average state income tax rates. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

     Liquidity and Capital Resources

     Operating activities provided $2,072,000 in cash during the six months ended June 30, 2007, compared to $1,249,000 in 2006. This favorable cash performance was primarily attributable to increased profitability and reductions in inventory and accrued expense.

     Investing activities used $534,000 during the six months ended June 30, 2007, compared to $126,000 during the comparable period in 2006. $337,000 of cash was used to purchase Canadawide by Boss Canada. Additional capital expenditures for the first six months of 2007 consisted primarily of facility improvements resulting from consolidation of the pet supplies segment into its new facilities in Cleveland and some information technology enhancements at the promotional and specialty products segment. The Company expects to make information technology enhancements at the corporate office in the third quarter at a cost of approximately $163,000 along with $100,000 in warehouse improvements.

     Financing activities provided $281,000 for the first six months of 2007. The Company borrowed $364,000 on a term loan in connection with the acquisition of Canadawide and made total payments of $169,000 in addition to receiving $86,000 from the exercise of stock options. There are currently no borrowings against the US line of credit.

     As of June 30, 2007 the Company had $2,918,000 in cash with zero borrowings against its $7,000,000 revolving line of credit in the US and US$33,000 against the Canadian line of credit. The Company was in compliance with its credit facility loan covenants as of June 30, 2007. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company’s stockholders was held on Monday, June 11, 2007 in St. Louis, MO. At the meeting the stockholders voted on the following items:

1)	Elected five directors of the Company, each to serve until the next annual meeting of stockholders and until his successor has been elected and qualified or until his earlier resignation or removal.

	For	Withheld
G. Louis Graziadio III	1,613,013	220,142
Perry A. Lerner	1,832,974	181
Lee E. Mikles	1,832,974	181
Paul A. Novelly	1,832,974	181
William R. Lang	1,603,482	229,673

2)	Approved and ratified the appointment of McGladrey & Pullen, LLP as the Company’s independent auditors for the fiscal year ending December 29, 2007.

1,833,084 for 72 against 35 abstain

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

BOSS HOLDINGS, INC.

Dated:	August 14, 2007	By:	/s/ Steven G. Pont
Steven G. Pont
Vice President of Finance
(principal financial officer)