Form 10-Q
period 2007-09-29
BOSS HOLDINGS INC
filed 2007-11-13
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 29, 2007
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

221 West First Street
Kewanee, Illinois 61443
(Address of principal executive offices)

(309) 852-2131
(Issuer's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes   X        No _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer _____     Accelerated filer _____     Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____      No   X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 1, 2007

Common Stock, $.25 par value	2,018,345

Part I – Financial Information
Item 1. Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	September 29,	December 30,
Assets	2007	2006
Current Assets:
Cash and cash equivalents	$2,260	$1,002
Accounts receivable, net	7,863	8,155
Inventories	15,566	14,838
Deferred tax asset	1,187	1,187
Prepaid expenses and other	491	619
Total current assets	27,367	25,801

Property and Equipment, net	3,601	3,656

Other Assets	248	426
Intangibles, net of amortization	240	160
Goodwill	3,662	3,380
Deferred tax asset	2,804	3,156
	$37,922	$36,579

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$2,034	$1,540
Current portion of long-term obligations	494	481
Accrued payroll and related expenses	1,160	766
Accrued liabilities and other	1,167	1,641
Total current liabilities	4,855	4,428

Long-Term Obligations, net of current portion	2,170	2,106

Deferred Compensation	204	349

Stockholders' Equity:
Common stock, $.25 par value; 10,000,000 shares	505	495
Additional paid-in capital	66,425	66,324
Accumulated (deficit)	(36,475)	(37,175)
Accumulated other comprehensive income	238	52
Total stockholders' equity	30,693	29,696
	$37,922	$36,579

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

			Nine Months	Nine Months
	Quarter Ended	Quarter Ended	Ended	Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net sales	$13,504	$13,248	$39,836	$38,998

Cost of sales	9,898	9,794	29,795	29,714

Gross profit	3,606	3,454	10,041	9,284

Operating expenses	2,877	2,711	8,751	8,470

Operating income	729	743	1,290	814

Other income (expense):
Interest income	28	-	90	1
Interest expense	(82)	(91)	(223)	(328)
Other	2	3	8	13
	(52)	(88)	(125)	(314)

Income before income tax	677	655	1,165	500

Income tax expense	(273)	(255)	(465)	(195)
Net income	$404	$400	$700	$305

Comprehensive Income	$477	$381	$887	$353

Weighted average shares outstanding	2,018,345	1,980,767	2,007,817	1,980,767

Basic earnings per common share	$0.20	$0.20	$0.35	$0.15

Diluted earnings per common share	$0.18	$0.18	$0.32	$0.14

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 29,	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$700	$305
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	377	344
Stock based compensation	24	97
Deferred tax expense	360	170
Changes in assets and liabilities, net of acquisitions:
(Increase) decrease in:
Accounts receivable	463	(39)
Inventories	(683)	1,994
Prepaid expenses and other current assets	128	69
Deferred charges and other assets	11	40
Increase (decrease) in:
Accounts payable	243	(533)
Accrued liabilities	(77)	(344)
Net cash provided by operating activities	1,546	2,103

Cash Flows from Investing Activities:
Purchases of property and equipment	(288)	(196)
Acquisition	(337)	-
Net cash used in investing activities	(625)	(196)

Cash Flows from Financing Activities:
(Repayment) borrowings on revolving line of credit	-	(952)
Proceeds from long-term debt	364	-
Repayment of long-term obligation	(287)	(684)
Proceeds from exercise of stock options	87	-
Net cash provided by (used in) financing activities	164	(1,636)

Effect of exchange rates on cash and cash equivalents	173	48

Increase in cash and cash equivalents	1,258	319

Cash and cash equivalents:
Beginning of period	1,002	-
End of period	$2,260	$319

Boss Holdings, Inc.
and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

     The consolidated financial statements included in this report have been prepared by Boss Holdings, Inc. (“BSHI” or the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all normal and recurring adjustments which are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited by an independent accountant. The consolidated financial statements include the accounts of the Company and its subsidiaries.

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

Boss Holdings, Inc.
and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 2. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

(In Thousands, Except Per Share Data)	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Numerator for basic and diluted net earnings
per common share, earnings
attributable to common stockholders	$404	$400	$700	$305

Denominator for basic net earnings
per common share, weighted
average shares outstanding	2,018	1,981	2,008	1,981
Effect of dilutive securities,
employee stock options	194	212	192	217
Denominator for diluted earnings
per common share	2,212	2,193	2,200	2,198

Basic earnings per common share	$0.20	$0.20	$0.35	$0.15

Diluted earnings per common share	$0.18	$0.18	$0.32	$0.14

Boss Holdings, Inc.
and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 3. Stock Based Compensation

Stock options outstanding under the Company’s various stock incentive plans are as follows:

	Nine Months Ended		Nine Months Ended
	September 29, 2007		September 30, 2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding, beginning of period	381,000	$3.31	393,834	$3.35
Granted	10,000	6.21	-	-
Exercised	(45,000)	3.02	-	-
Expired	(10,000)	7.00	(12,834)	4.55
Outstanding, end of period	336,000	$3.33	381,000	$3.31

Options exercisable, end of period	329,333	$3.27	351,244	$2.97

Weighted average fair value per option
of options granted		$2.70		$-

     The Company’s management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2007; expected volatility of 42%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 4.5%; and expected life of 5 years.

     Compensation expense related to stock options totaled $24,000 during the first nine months of 2007. As of September 29, 2007, the total compensation cost of nonvested awards is approximately $22,000, of which $10,000 will vest during the remaining months of 2007, $8,000 in 2008 and $4,000 in 2009. The intrinsic value of outstanding and vested options was $1,436,000 and $1,427,000, respectively as of September 29, 2007.

Boss Holdings, Inc.
and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 4. Comprehensive Income

     SFAS No. 130 “Reporting Comprehensive Income,” establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined, refers to revenues, expenses, gains and losses that are not included in net earnings but rather are recorded directly in stockholders’ equity, which for the Company is comprised of foreign currency translation adjustments and unrealized gains and losses on interest rate swap agreements. The following table summarizes the components of comprehensive income:

	Quarter Ended		Nine Months Ended
($ in Thousands)	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net income	$404	$400	$700	$305
Other comprehensive income
Foreign currency translation adjustments	87	(2)	200	48
Unrealized gain on interest rate swap
agreements, net of income taxes	(14)	(17)	(13)	-
Total comprehensive income	$477	$381	$887	$353

Note 5. Long-Term Obligations

     The Company maintains a secured line of credit (the “Credit Agreement”) with a commercial bank. The Credit Agreement expires in January 2009 and provides a revolving credit facility of up to $7,000,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at rates varying from the bank’s prime rate less .75% to 1.5% or LIBOR plus 1.0% to 1.75% at the Company’s option, based on the Company’s ratio of funded debt to earnings before interest, taxes, depreciation and amortization. The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. There was no borrowing under the Credit Agreement as of  September 29, 2007 compared to outstanding borrowing of $1,100,000 as of September 30, 2006.

     On May 18, 2007 the Company’s Canadian subsidiary, Boss Canada Inc, (“Boss Canada”) entered into a Cdn$400,000 term loan with the Canadian branch of the Company’s primary lender to acquire the shares of Canadawide Safety Inc. At the same time, Boss Canada entered into a Cdn$100,000 line of credit with the same lender for working capital requirements. There was no borrowing against the line of credit as of September 29, 2007.

     The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including debt service coverage and debt to tangible net worth. Substantially all the Company’s accounts receivable and inventories secure the credit facility. As of September 29, 2007, the Company was in compliance with all financial covenants of the Credit Agreement.

Boss Holdings, Inc.
and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 6. Acquisitions

     On May 18, 2007, Boss Canada purchased all outstanding shares of privately held Navillus Group Inc., an Ontario corporation. Through its wholly owned subsidiary, Canadawide Safety Inc. (“Canadawide”), the acquired company imports and distributes safety goods and industrial work wear, including gloves, protective eyewear, face and respiratory protection, as well as first aid and industrial supplies. Immediately following the closing, Canadawide and Navillus Group Inc. were merged with Canadawide as the surviving entity.

     The base purchase price was Cdn$400,000 (approximately US$364,000), with Cdn$350,000 due on closing and Cdn$50,000 due on May 18, 2008. Boss Canada utilized a term loan of Cdn$400,000 provided through the Canadian branch of BSHI’s primary lender to acquire the shares and pay down Cdn$50,000 of assumed debt. At the same time, Boss Canada entered into a Cdn$100,000 line of credit for working capital requirements. As of September 29, 2007, there was no borrowing against the line of credit.

     This transaction was accounted for using purchase accounting and has been included in the Company’s operations since the date of acquisition. The estimated allocation of purchase price is as follows in US dollars:

($ In Thousands)
Acquisition cost:
Base purchase price	$364
Closing costs	19
Net cash price	$383

Allocation of purchase cost:
Current assets	$216
Property and equipment	14
Customer lists	100
Goodwill	255
Accounts payable and accrued expenses	(202)
383
Less Acquisition indebtedness	46
Net cash paid	$337

Boss Holdings, Inc.
and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

Note 7. Operating Segments and Related Information

     The Company operates in the work gloves and protective wear segment through its Boss Manufacturing Company subsidiary, which imports, markets and distributes gloves, boots, rainwear and hands-free lighting products. In addition, through its Boss Pet subsidiary the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its Galaxy Balloon subsidiary, the Company also markets custom imprinted balloons, balls and other primarily inflatable products.

     The following table provides summarized information concerning the Company’s reportable segments. In this table, the Company’s corporate operations are grouped into a miscellaneous column entitled, “Corporate and Other.”

(in thousands)	Work Gloves and				Promotional and		Corporate
	Protective Wear		Pet Supplies		Specialty Products		and Other		Total
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Quarter:
Revenue	$8,838	$8,810	$1,323	$1,377	$3,343	$3,061	$-	$-	$13,504	$13,248
Earnings (loss)
from operations	$317	$340	$71	$17	$603	$625	$(262)	$(239)	$729	$743
Total assets	24,804	22,357	3,152	3,533	6,299	5,720	3,667	1,892	37,922	33,502
Intangibles	951	574	-	-	2,951	2,774	-	-	3,902	3,348

Year-to-Date:
Revenue	$26,667	$26,376	$5,268	$5,142	$7,901	$7,480	$-	$-	$39,836	$38,998
Operating
Income(loss)	$716	$383	$544	$150	$822	$1,014	$(792)	$(733)	$1,290	$814

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

Sales

Sales by Segment $(000)	Quarter		Year-to-Date
	2007	2006	2007	2006
Work gloves and protective wear	8,838	8,810	26,667	26,376
Pet supplies	1,323	1,377	5,268	5,142
Promotional & specialty products	3,343	3,061	7,901	7,480
Total sales	13,504	13,248	39,836	38,998

     Total revenues for the three months ended September 29, 2007 increased $256,000, or 1.9%, from the comparable quarter in 2006. This increase was primarily attributable to product line expansion in the Company’s promotional and specialty products segment.

     Third quarter sales in the Company’s work gloves and protective wear segment were comparable to last year. Consumer sales were down approximately 10% as some large orders for winter gloves received in September last year have not been repeated. Third quarter sales in the domestic industrial market were up 3.5% with the addition of some new customers and the completion of backorders from the previous quarter. Also, Boss Canada sales increased $252,000 with the addition of Canadawide Safety Inc., during the second quarter.

     Third quarter sales in the promotional and specialty products segment increased $282,000, or 9.2%. This increase was from non-balloon products as the Company continues to expand its product line.

     In the pet supplies segment, third quarter sales declined 3.9% due in part to a decrease in sales to a large customer. On a year-to-date basis these sales have been made up by other accounts. During the past year, the largest customer in this segment has initiated a direct import program on high volume styles under which the Company acts as agent in the purchase of goods. This arrangement is beneficial in maintaining an important customer relationship, but has resulted in lower selling prices and margins for this customer.

     For the nine months ended September 29, 2007, consolidated revenues increased 2.1% compared to the same period in 2006. The work gloves and protective wear segment is up 1.1% with increased sales of CAT® branded product and additional Boss Canada sales as a result of the Canadawide acquisition. Sales growth of 5.6% in the promotional and specialty products segment also contributed to the year-to-date results, with new product sales providing the bulk of this sales growth. Also contributing to the overall growth was a 2.5% increase in the pet supplies segment with the addition of new customers and an expanded product line.

     The Company is starting to experience production and shipping delays from China on certain products in the work gloves and protective wear segment. Management anticipates these product supply problems may have an adverse effect on sales in the upcoming quarter and into next year. The Company hopes to alleviate potential shortages by obtaining alternative sources of supply in other countries or from other vendors. The promotional and specialty products segment is still anticipating the normal seasonal increase due to fall sports related activity. Sales in the pet supplies segment generally decline during the third and fourth quarters when pet owners reduce outside activities.

Cost of Sales

Cost of Sales by Segment $(000)	Quarter				Year-to-Date
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Work gloves and protective wear	6,677	75.5%	6,707	76.1%	20,368	76.4%	20,507	77.7%
Pet supplies	1,043	78.8%	1,132	82.2%	3,996	75.9%	4,179	81.3%
Promotional & specialty products	2,178	65.2%	1,955	63.9%	5,431	68.7%	5,028	67.2%
Total cost of sales	9,898	73.3%	9,794	73.9%	29,795	74.8%	29,714	76.2%

     Cost of sales as a percentage of sales for the three months ended September 29, 2007 improved 0.6 percentage points from the prior year. In the work gloves and protective wear segment, margins improved by 0.6 percentage points due primarily to price increases put into place at the end of last year and strategic volume purchases of certain key styles at lower costs.

     Margins in the pet supplies segment improved by 3.4 percentage points due to better pricing, as a result of last year’s price increase, lower freight costs and lower warehousing costs. During the first quarter of 2007, the Company consolidated its two pet businesses, Warren Pet and Boss Pet, into a single facility in Cleveland, Ohio. The Company anticipates that this facility consolidation will continue to produce cost savings for the pet supplies segment. Margins in the promotional and specialty products segment decreased 1.3 percentage points as a result of the product mix. Some of the newer products introduced in this segment have a lower margin than traditional balloon merchandise.

     For the nine-month period ended September 29, 2007, cost of sales as a percentage of sales improved 1.4 percentage points from the prior year. The major reasons for the improved margin are the price increases put into place last year that are being realized now and the consolidation of the two pet facilities. The changed product mix in the promotional and specialty products segment partially offset the other margin improvements.

     Costs in the work gloves and protective wear segment remain volatile, with the Company expecting significant cost increases on certain goods, particularly leather gloves and those constructed of petroleum based and latex raw materials. Management will attempt to pass such cost increases through to customers to maintain margins, though competitive pressures could make this difficult.

Operating Expenses

Operating Expenses by Segment $(000)	Quarter				Year-to-Date
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Work gloves and protective wear	1,844	20.9%	1,763	20.0%	5,583	20.9%	5,486	20.8%
Pet supplies	209	15.8%	228	16.6%	728	13.8%	813	15.8%
Promotional & specialty products	562	16.8%	481	15.7%	1,648	20.9%	1,438	19.2%
Corporate and other	262	-	239	-	792	-	733	-
Total operating expenses	2,877	21.3%	2,711	20.5%	8,751	22.0%	8,470	21.7%

     Operating expenses during the third quarter of 2007 increased $166,000 compared to the corresponding period in 2006. For the nine-month period ended September 29, 2007, consolidated operating expenses increased $281,000. Most of the increase is in administration expense, caused by additional payroll at Galaxy and increased bonus accruals at Boss corporate.

Earnings (Loss) From Operations

Operating Income (Loss) by Segment $(000)	Quarter				Year-to-Date
	2007		2006		2007		2006
	$	%	$	%	$	%	$	%
Work gloves and protective wear	317	3.6%	340	3.9%	716	2.7%	383	1.5%
Pet supplies	71	5.4%	17	1.2%	544	10.3%	150	2.9%
Promotional & specialty products	603	18.0%	625	20.4%	822	10.4%	1,014	13.6%
Corporate and other	(262)	-	(239)	-	(792)	-	(733)	-
Total operating income (loss)	729	5.4%	743	5.6%	1,290	3.2%	814	2.1%

     On a consolidated basis, the Company generated operating income of $729,000 for the third quarter of 2007, down slightly from the same quarter in 2006. Lower gross margin in the promotional and specialty products segment along with increased operating expenses in the work gloves and protective wear segment and the promotional and specialty products segment caused this decline.

     On a year-to-date basis, the Company generated income from operations of $1,290,000 through September 29, 2007, compared to $814,000 for the comparable period in 2006. Improved margins in the work gloves and protective wear segment and the pet supplies segment were partially offset by lower margins in the promotional and specialty products segment.

Other Income and (Expense)

     The Company incurred $82,000 in interest expense during the third quarter of 2007, compared to $91,000 during the third quarter of 2006. For the nine months ended September 29, 2007, interest expense was $223,000 compared to $328,000 for the same period last year. During 2007, the Company’s operating profits combined with better inventory management, resulted in the Company being able to retain a favorable cash balance instead of borrowing on its line of credit as it has done in prior years. Reduced borrowing results in reduced interest expense.

Taxes

     During 2007, the Company recorded an income tax expense of $273,000 for the third quarter and $465,000 for the first 9 months of the year based on current federal and estimated average state income tax rates. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carry forwards for federal income tax purposes resulting from losses in prior years.

Liquidity and Capital Resources

     Operating activities provided $1,546,000 in cash during the nine months ended September 29, 2007, compared to $2,103,000 in 2006. This favorable cash performance for 2007 was primarily attributable to increased profitability, reductions in accounts receivable and increases in accounts payable. The major portion of the favorable 2006 performance was a $1,994,000 reduction in inventory.

     Investing activities used $625,000 during the nine months ended September 29, 2007, compared to $196,000 during the comparable period in 2006. $337,000 of cash was used to purchase Canadawide by Boss Canada. Additional capital expenditures for the first nine months of 2007 consisted primarily of facility improvements resulting from consolidation of the pet supplies segment into its new facilities in Cleveland and some information technology enhancements at the promotional and specialty products segment. The Company expects minimal capital investment in the fourth quarter.

     Financing activities provided $164,000 for the first nine months of 2007. The Company borrowed $364,000 on a term loan in connection with the acquisition of Canadawide and made total payments of $287,000 in addition to receiving $87,000 from the exercise of stock options. There are currently no borrowings against the US or Canadian lines of credit.

     As of September 29, 2007 the Company had $2,260,000 in cash and the entire $7,000,000 revolving line of credit is available for borrowing. The Company was in compliance with its credit facility loan covenants as of September 29, 2007. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company’s financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $810,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $548,000 of the Company’s term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

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

BOSS HOLDINGS, INC.

Dated: November 13, 2007	By: /s/ Steven G. Pont
Steven G. Pont
Vice President of Finance
(principal financial officer)