Form 10-K
period 2007-12-29
BOSS HOLDINGS INC
filed 2008-03-28
CIK 916802

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________

FORM 10-K
___________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2007
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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

     The aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2007 was approximately $5,600,195.

     There were 2,018,345 shares of the Registrant’s common stock outstanding as of March 15, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the registrant’s definitive proxy statement for its 2008 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

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

     The Company operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supplies business segment and promotional and specialty products segments. As described below, the Company acquired a specialty lighting products business in 2005, a Canadian safety products supplier in May, 2007 and a small balloon supplier for its promotional products segment in November, 2007. Specialty lighting products are part of the work gloves and protective wear business segment.

WORK GLOVES AND PROTECTIVE WEAR

     Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets – consumer and industrial. The consumer market represents approximately 53% of BMC domestic gross product sales and consists of retailers ranging from convenience stores to mass merchandisers as well as hardware and grocery stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These end-users include companies in the agricultural, automotive, energy, lumber and construction industries.

     BMC primarily markets its products through distributors and manufacturer representatives. In addition, the Company sells directly through its own sales force to certain major retail customers. BMC products are sold predominantly to customers in the United States, with the Company’s Boss Canada subsidiary generating approximately 7% of the sales in this segment.

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

     Sales in the work gloves and protective wear segment have historically exhibited seasonal fluctuations. Cold weather months generally provide increased sales while warm weather results in reduced sales activity. Because of this seasonality, work gloves and protective wear sales tend to be higher in the Company’s first and fourth quarters while lower during the second and third quarters.

     BMC sells to a broad customer base approximating three thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2007, BMC had an open order backlog of approximately $1,134,000 down about $110,000 from the previous year.

     The Company ceased domestic manufacturing operations during 2000 and is now primarily an importer and marketer. Finished goods in this segment are generally widely available from a number of suppliers in various countries. The cost to import many of the goods in this segment increased during 2007, particularly leather products and goods made from oil based fabrics, (such as PVC and nylon), which fluctuated with oil prices. Latex prices increased during the year causing the cost of latex gloves and boots to increase. The strengthening of the Chinese currency against the U.S. dollar and labor shortages in some areas of China have resulted in cost pressure on all products imported from China. The Company has occasionally experienced short-term limitations in the supply of certain imported products, generally due to raw material shortages. Availability of imported goods is further subject to interruptions in shipping as well as import/export documentation and clearing. During the last half of 2007, the Company started to experience production and shipping delays from China on certain products in the work gloves and protective wear segment. Management anticipates these product supply problems may have an adverse effect on sales in the upcoming year. The Company hopes to alleviate potential shortages by obtaining alternative sources of supply in other countries or from other vendors.

     The Company is party to a long-term agreement with Caterpillar Inc. under which the Company markets work gloves, rainwear and other products under the CAT® trademark. Sales of CAT® products have steadily increased since their introduction in 2003, with total sales of $2,752,000 in 2007, representing 7% of domestic sales in the work gloves and protective wear segment for the year. The Company believes that the CAT® trademark will provide additional sales growth opportunities, both foreign and domestic, while allowing the Company to introduce new products that are less sensitive to market pricing pressures. New products introduced in 2007 under the CAT® trademark include tool belts, tool bags and hats with hands-free illumination.

     During the second quarter of 2007, Boss Canada purchased all outstanding shares of privately-held Navillus Group Inc., an Ontario corporation. Through its wholly owned subsidiary, Canadawide Safety Inc. (“Canadawide”), the acquired company imports and distributes safety goods and industrial work wear, including gloves, protective eyewear, face and respiratory protection, as well as first aid and industrial supplies. Immediately following the closing, Canadawide and Navillus Group Inc. were merged with Canadawide as the surviving entity.

     Management believes Canadawide’s operations will complement its existing Boss Canada business and provide cross-selling opportunities with both companies’ customers. Canadawide’s broad line of safety products provides an instant expansion of Boss Canada’s product line, while Boss Canada will significantly bolster Canadawide’s offering of work gloves, boots and rainwear.

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

PROMOTIONAL AND SPECIALTY PRODUCTS

     Since 2004, the Company has owned Galaxy Balloons, Incorporated (“Galaxy”), a Cleveland, Ohio based company operating in the promotional and specialty products segment. Galaxy provides custom imprinted balloons, mini-sport balls, signature balls, exercise balls, beach balls and other inflatable products. In addition, Galaxy has broadened its product line to include various non-inflatable imprinted items including yo-yos, juggle balls, sport horns, fan-ta-sticks, holiday candles and ornaments. These items are sold exclusively through authorized distributors in the promotional products industry. In the past two years, Galaxy has sold to approximately 10,000 different distributors.

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

     The promotional products industry is comprised of over 20,000 registered distributors serving a $18 billion market that has experienced substantial growth over the past decade. This market is very competitive and Galaxy competes against companies offering similar products as well as companies offering other custom imprinted goods such as pens, t-shirts and caps. Galaxy competes on the basis of quality, both in terms of the products offered and the printing process; service, with Galaxy offering quick turn-around times (24 and 48 hour rush service) as well as small minimums at competitive prices.

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

     In November of 2007, Galaxy Balloons Inc. acquired certain assets of Dipcraft Manufacturing Company, a direct competitor operating in the promotional products industry. Dipcraft, headquartered in Pittsburgh, PA., has been in the manufacturing and balloon printing business since 1946. Dipcraft’s production and printing equipment have been consolidated into Galaxy Balloons’ state-of-the-art facility in Lakewood, OH.

     Due to its broad customer base, Galaxy has little dependence on any one customer. In 2007, Galaxy’s largest customer accounted for only 3.7% of total sales. Galaxy’s open order backlog was not material at yearend due to the seasonal nature of sales in this segment. Typically Galaxy doesn’t have a large back order log because it ships most of its orders in five days or less. Galaxy purchases the finished goods on which it custom imprints products from a number of sources, both domestic and international. Though suppliers are limited in certain product areas, Galaxy has experienced no product shortages in recent years and anticipates an adequate supply of goods in the coming year. During 2007, this industry experienced a worldwide shortage of helium which has negatively affected helium balloon sales. The helium shortage is expected to continue through 2008 and will continue to adversely affect balloon sales.

     In 2008, Galaxy Balloons has expanded its sport line of products to include a wider array of sport balls, sport luggage tags, sport and piggy banks, sport ball water bottles, and sport lanyards. Galaxy has increased its line of ornaments to include heart shaped shatter proof ornaments, glass ornaments and picture frame ornaments. In addition, Galaxy is introducing the revolutionary new Magical Balloon which is an “ink-jettable” balloon that will allow consumers to print any image, photograph or message on a balloon by simply running it through their ink jet printer.

     Additional financial information on the promotional and specialty products segment is included in the “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

PET SUPPLIES

     The Company developed its pet supplies segment through two subsidiaries. The Warren Pet (“Warren”) division of the Company’s Boss Manufacturing Holdings, Inc. subsidiary imports, markets and distributes a comprehensive line of non-food pet supplies to various retail outlets. Products in this line include dog and cat toys, collars and leads, chains and rawhide products. Warren markets its product line primarily to discount and hardware retailers utilizing a network of regional distributors.

     Boss Pet Products, Inc. (“Boss Pet”), a wholly owned subsidiary of BMC, imports, markets and distributes pet cable restraints, shampoos and other pet chemical products. The Company acquired this business in 2002 through the purchase of certain assets from RocCorp, Inc. based in Cleveland, Ohio. Boss Pet markets its products primarily to pet supply specialty retailers under the Prestige brand name. In addition, Boss Pet sells products to discount retailers under various privately labeled brand names. Essentially all sales in this segment are within the United States.

     During the first quarter of 2007, the Warren operations were consolidated from Kewanee, Illinois into the Boss Pet operations in Cleveland, resulting in increased operating and marketing efficiency. The pet supplies industry is extremely competitive. The Company competes primarily in selected market niches by focusing on customer service, specialized marketing, unique products and competitive pricing.

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

     The Company generally has multiple sources of supply for substantially all of its product requirements in this segment. Finished goods in this segment have generally been readily available in sufficient quantities. However, the pet supplies segment is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the seasonality in this segment, the open order backlog was not material at the end of 2007 or 2006.

     Due to the market niches served by Boss Pet and Warren, these operations serve a smaller customer base with less diversification than the Company’s operations in other segments. Boss Pet’s largest customer accounted for 40% of sales in this segment during 2007, while Warren’s largest customer accounted for 22%.

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

EMPLOYEES

     As of December 29, 2007, Boss employed 241 full-time associates, up 31 from the previous year due to the higher employment levels at Galaxy and additions to the staff at the Boss Manufacturing Company distribution center. The Company employed no union employees at the end of 2007. Approximately 231 associates were located in the United States with 10 located in Canada at yearend.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2.   PROPERTIES

     The following table shows the location, general character, square footage, approximate annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of February 29, 2008. The principal executive offices are located in Kewanee, Illinois.

			Square	Annual
Location	City	General Character	Feet	Rent	Lease Expiration
Br. Columbia, Canada	Vancouver	Distribution	5,600	$16,000	Month-to-month
Illinois	Kewanee	Administrative Office	10,200	$—	Owned
Illinois	Kewanee	Distribution & Administration	147,000	$—	Owned
Illinois	Kewanee	Distribution	70,000	$—	Owned
Illinois	Kewanee	Distribution	19,000	$—	Owned
Illinois	Galesburg	Distribution	30,000	$75,000	3/31/2009
Ontario, Canada	Concord	Distribution & Administration	11,150	$67,000	3/31/2008
Ohio	Lakewood	Printing, Distribution &	85,000	$184,000	12/31/2009
		Administration
Ohio	Maple Hts.	Manufacturing, Distribution	50,000	$150,000	12/31/2009
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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted no matters for security holder voting during the fourth quarter of 2007.

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

     Stockholders of record at December 29, 2007 numbered approximately 1,424. The Company has not paid cash dividends on its Common Stock in the past and currently plans to retain earnings, if any, for business development and expansion.

Quarterly Stock Prices

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2007 - High bid	$7.50	$8.00	$8.48	$8.98
2007 – Low bid	$6.05	$7.07	$7.17	$7.35
2006 - High bid	$7.90	$7.79	$6.50	$6.65
2006 – Low bid	$7.50	$6.50	$6.05	$6.07

     There were no repurchases of common stock during the three months ended December 29, 2007.

ITEM 6.   SELECTED FINANCIAL DATA

     The following table contains selected consolidated financial data for the five-year period ended December 29, 2007 as derived from the consolidated financial statements of the Company. This table should be read in conjunction with “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Company’s audited Consolidated Financial Statements and Notes thereto appearing elsewhere herein.

	As of
	12/29/07	12/30/06	12/31/05	12/25/04	12/27/03
	(Amounts in thousands, except per share data)
Consolidated Balance Sheet Data
Working capital	$23,256	$21,373	$22,569	$20,039	$18,890
Total assets	38,987	36,579	35,441	32,179	26,798
Long-term debt, including current portion	2,565	2,587	5,706	4,020	3,183
Stockholders’ equity	$31,402	$29,696	$25,678	$24,605	$20,856

	Year Ended
	12/29/07	12/30/06	12/31/05	12/25/04	12/27/03
Consolidated Statement of Operations Data
Net sales	$55,197	$53,663	$54,150	$42,832	$35,611
Cost of sales	40,817	40,112	40,600	32,108	26,607
Gross profit	14,380	13,551	13,550	10,724	9,004
Operating expenses	11,924	11,348	12,029	9,497	8,647
Operating income	2,456	2,203	1,521	1,227	357
Interest income	110	4	17	28	62
Interest expense	(309)	(416)	(428)	(267)	(149)
Other income	20	41	29	47	305
Net income before income taxes	2,277	1,832	1,139	1,035	575
Income tax (benefit) expense	911	(2,062)	449	(2,688)	7
Net income	$1,366	$3,894	$690	$3,723	$568
Basic earnings per share	$0.68	$1.97	$.35	$1.93	$.29
Diluted earnings per share	$0.62	$1.77	$.31	$1.72	$.27

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

Executive Summary

     2007 total sales increased 2.9% over 2006. Promotional & specialty products’ sales continue to improve, up 8% over last year which offset a decline in our consumer work gloves and protective wear segment. Also contributing to the overall sales improvement were the acquisition of Canadawide in the second quarter of 2007 by Boss Canada, and the increase in CAT branded product sales.

     Overall gross profit improved 0.8% percentage points from 2006 to 2007. Price increases put in place last year for work gloves and protective wear, along with reductions in customer allowances and cooperative advertising programs, increased the segment margin slightly. Pet supplies had the largest improvement in gross margin, 6.4 percentage points. This improvement was the result of price increases and the consolidation of the pet warehouses. Margins for promotional and specialty products decreased 2.3 percentage points primarily as a result of variation in the product mix.

     The Company generated operating earnings of $2,456,000 in 2007 compared to $2,203,000 in 2006. The Company’s work gloves and protective wear and pet supplies segments increased due to improved margins mentioned above. Operating earnings in the promotional and specialty products segment decreased 17%, due primarily to increased compensation expenses in operating costs.

     Reduced bank borrowings during 2007 resulted in an interest expense savings of $107,000. Net income after recognition of tax expense for the year was $1,366,000 or a basic net earnings per share of $0.68. The Company has substantial net operating loss carryforwards from prior years which result in the Company’s income being free from federal income taxes. Accordingly, the recognition of income tax expense is a non-cash item, as reflected in the attached statements of cash flow.

     Liquidity continued to improve during 2007. The Company’s aggressive growth and acquisition activities over the past four years have generated significantly higher revenues. Long-term debt decreased $22,000 during the year but included an additional borrowing of $459,000 for the acquisition of Canadawide by Boss Canada. In addition, the acquisition of certain Dipcraft assets by Galaxy, was paid for with $350,000 of cash on hand. At the end of the year cash on hand was $2,557,000, which was $1,555,000 above last year. These items are discussed in further detail in the Liquidity and Capital resources section that follows.

     Management anticipates the following key factors will affect the Company’s 2008 results: 1) higher costs on imported goods, particularly on items coming from China as a result of the strengthening of the Chinese currency to the US dollar, 2) production and shipping delays from China on certain products in the work gloves and protective wear segment, 3) whether the Company will be able to counter margin erosion by implementing higher selling prices,

4) the Company’s ability to continue to control selling and administrative expenses, 5) management’s ability to improve working capital asset utilization to reduce debt requirements, 6) continued acceptance of CAT® products in the domestic market and continued expansion into international markets, 7) the trend of major retailers importing products on a direct basis, and 8) management’s efforts to continue to grow Company revenues through strategic acquisitions and the introduction of new products.

     Overall, management anticipates modest sales growth in the coming year with operating expenses increasing slightly. Margins are likely to remain under pressure in 2008, with cost increases continuing for a number of products. By focusing on improved customer profitability, supply chain efficiency, inventory utilization and sales growth in higher margin areas, management intends to offset cost increases.

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

     As of December 29, 2007, the Company’s accrual for customer advertising and promotional activities totaled $540,000. The Company has received no material allowances or credits from any vendors in connection with the purchase or promotion of such vendor’s products.

Accounts Receivable

     Management performs ongoing customer credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of available credit information. The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are evaluated to determine the total amount reserved. First, the Company evaluates specific accounts on which available information indicates that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, the Company records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. The Company has consistently applied these percentages for a number of years and management believes the results adequately provide for expected unrecoverable accounts. However, should circumstances change, for example an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company, management’s estimate of the recoverability of amounts due the Company could be reduced by a material amount. As of December 29, 2007, the Company’s bad debt allowance totaled $225,000.

Inventories

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method using a standard cost system. To facilitate up-to-date costing in the current rapidly changing environment, standards are updated upon receipt of goods when the cost of the goods received represents a material change from the current standard. Inventory gains and losses associated with these standard cost changes are amortized in an effort to match the impact of such gains and losses with the associated impact on margin recorded in the statement of income. Management periodically reviews inventory quantities on hand and records a provision for excess, slow-moving and obsolete inventory based primarily on forecasted product demand. As of December 29, 2007, the inventory valuation allowance totaled approximately $736,000. Should forecasted product demand prove inaccurate, the Company may be unable to realize the recorded value of certain products included in inventory.

Deferred Taxes

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 1995 through 1997, the Company has available NOL carryforwards of $26,052,000 as of December 29, 2007.

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

Goodwill

     In connection with its purchases of Galaxy during 2004, Head-Lite, LLC., during 2005, and Canadawide during 2007, the Company has recorded goodwill of $3,666,000. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize the goodwill associated with these acquisitions since it has an indefinite life. Instead, management will test goodwill for impairment in the fourth quarter of each year, or if certain circumstances indicate the existence of a possible impairment. Management’s impairment test will consider the carrying value of each acquisition, including goodwill, in relation to its fair value based upon earnings generated.

Pending Accounting Pronouncements

     In September 2006 the FASB issued SFAS 157 “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB has deferred the implementation of SFAS 157 by one year for certain non financial assets and liabilities, for which SFAS 157 will be effective or the fiscal years beginning January 1, 2009. The Company does not expect SFAS 157 to have a material impact on its results of operations, financial position, or cash flows.

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

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (FAS 141R), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning December 28, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on the Company’s financial statements.

Results of Operations

Sales
Sales by Segment $(000)	2007	2006	2005
Work Gloves & Protective Wear	37,689	37,257	38,045
Pet Supplies	6,693	6,414	6,940
Promotional & Specialty Products	10,815	9,992	9,165
Total Sales	55,197	53,663	54,150

2007 Compared to 2006

     Consolidated sales increased 2.9% in 2007 compared to the prior year. The largest area of sales growth for 2007 was in the promotional and specialty products segment, up 8.2% over the previous year. Work gloves and protective wear increased 1.2%. Sales of pet products were up 4.3%.

     Sales in the work gloves and protective wear segment increased $432,000, or 1.2% with sales up slightly in industrial products and down in consumer product sales. The main improvement over last year came from CAT® branded sales which were up 22.8% and the addition of Canadawide Safety to Boss Canada, which provided an additional $626,000 of sales.

     Consumer sales were down 5.4% in 2007 compared to 2006. The warm winter of 2006 / 2007 created an overstock situation that carried into the 2007 / 2008 winter season. Winter glove orders for 2007, were received later in the year when a colder than normal December arrived. 2007 sales also were effected by management’s termination of certain accounts which did not meet minimum profitability criteria. Consumer sales also struggled late in the year due to the unavailability of some styles because of delays in obtaining product from China.

     Over the last few years, the Company has made an effort to grow the industrial portion of the work gloves and protective wear segment by broadening its industrial distributor customer base and offering more specialized products, expanding its trade show presence, participating in industry specific buying groups and supporting distributor efforts to educate end-users about application-specific products. In addition, the Company has significantly expanded its presence in the hardware distributor channel serving the industrial and safety market. During 2007, industrial sales increased $172,000 or 1.1%. Pricing and availability were major issues during the year. The instability of the cost of products from foreign vendors made it difficult to establish a pricing format with customers and a leather shortage along with China’s production and delivery issues caused availability problems.

     Sales of CAT® branded products totaled $2,752,000 in 2007, an increase over the previous year of 22.8%. Expansion of the CAT® branded products into Europe, the Middle East and Australia continues, representing 8% of the total CAT® branded product sales. Additional CAT® branded products, such as tool bags and tool belts, are scheduled to be added to the product offerings in 2008.

     Sales in the promotional and specialty products segments increased 8.2% or $823,000 over 2006. 2007 was a record sales year for promotional and specialty products with sales reaching $10,815,000. Balloon sales were down 4% but a continued steady growth in sport balls, holiday items, inflatables and toys more than made up for the shortfall.

     In 2008, Galaxy plans to expand its sport line of products, ornaments and introduce the new Magical Balloon which is an “ink-jettable” balloon that will allow consumers to print any image, photograph or message on a balloon by simply running it through their ink jet printer.

     Sales of the pet supplies segment increased 4.3% or $279,000 over 2006. New store openings and expanded pet sections at major customers caused this sales growth. One major customer continues to increase sales through a direct import program with the Company. The direct import program resulted in price and margin reductions for the Company. Management continues to offset such impacts by continuing to build its customer base.

2006 Compared to 2005

     Consolidated sales decreased 0.9% in 2006 compared to the prior year. Revenue growth in the promotional and specialty products segment continued, increasing 9% over 2005. Work gloves and protective wear decreased 2.1% during 2006, while sales of pet products were down 7.6%.

     2006 sales in the work gloves and protective wear segment decreased $788,000, or 2.1% compared to 2005. During 2006 prices were increased several times to maintain margin as product costs, particularly products constructed from split leather, latex and petroleum based products such as PVC and polyester, continued to increase. Many competitors did not increase their prices during 2006, so it was a challenge to maintain sales.

     Industrial sales for 2006 decreased by approximately $111,000 on a 0.7% decrease in unit volume, consumer sales increased slightly and sales of CAT® branded products increased to $2,241,000.

     2006 sales in the promotional and specialty products segment increased 9.0% or $827,000 over 2005. Introduction of new products was the primary factor for the 2006 sales growth. The addition of Christmas candles and ornaments improved fourth quarter sales in this segment.

     Sales in the pet supplies segment during 2006 decreased 7.6% or $526,000 due to a direct import program by a major customer. Although the Company continues to service this customer, the direct import program resulted in price and margin reductions.

Gross Margin
	2007		2006		2005
Gross Margin by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	9,338	24.8%	9,018	24.2%	8,877	23.3%
Pet Supplies	1,617	24.2%	1,140	17.8%	1,569	22.6%
Promotional & Specialty Products	3,425	31.7%	3,393	34.0%	3,104	33.9%
Total Gross Margin	14,380	26.1%	13,551	25.3%	13,550	25.0%

2007 Compared to 2006

     In total, margins were up as a percentage of sales during 2007. Margin increases in the work gloves and protective wear segment, along with the pet segment combined to offset the margin decline at the promotional and specialty products segment.

     Price increases put in place during the last quarter of 2006 were realized in 2007 for both work gloves and protective wear and pet supplies. This along with a reduction in customer allowances and cooperative adverting programs increased the margins in work gloves and protective wear. In addition, expense savings were achieved at the pet segment as a result of the consolidation of the two warehouses.

     Margins in the promotional and specialty products segment declined as a result of the product mix. Balloon sales which, carry the highest margin, declined 4% during 2007. The sales shortfall was more than made up by the other products but at a lower margin.

2006 Compared to 2005

     In total, margins were up slightly as a percentage of sales during 2006 due to margin increases in the work gloves and protective wear segment which was able to offset the decreased margin in pet supplies. Gross margin on promotional and specialty products remained essentially the same as in 2005.

     Product costs increased during 2006 in the work gloves and protective wear segment. To offset this, the Company increased selling prices. In addition, freight and warehousing expenses both decreased during the year which also contributed to improvement in this segment. Management was able to implement changes during the year on freight terms on industrial sales, passing on more of the increased shipping and fuel costs to the customer and less space was required at the third party warehouse in 2006 reducing warehouse rental expense.

     Margins in the promotional and specialty products segment remained largely unchanged from 2005 while margins in the pet supplies segment declined as a result of increased product costs and shipping direct to one major customer at a lower margin.

Operating Expenses
	2007		2006		2005
Operating Expense by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	7,740	20.5%	7,450	20.0%	7,875	20.7%
Pet Supplies	982	14.7%	1,014	15.8%	1,213	17.5%
Promotional & Specialty Products	2,197	20.3%	1,908	19.1%	1,912	20.9%
Corporate & Other	1,005	—	976	—	1,029	—
Total Operating Expense	11,924	21.6%	11,348	21.1%	12,029	22.2%

2007 Compared to 2006

     On a consolidated basis, operating expenses increased by $576,000 in 2007 compared to the prior year. $290,000 of this increase was associated with the work gloves and protective wear segment. The major increases came from $90,000 additional display expense associated with increased volume from one major customer, $96,000 of the increase came from the addition of Canadawide to the Boss Canada operation and $276,000 came in additional compensation related to expanding the year-end bonus program to include all employees. These increases were partially offset with savings in wages and less commission expense from a reduction in manufacturing sales representatives.

     Operating expenses decreased at the pet supplies segment in 2007 as a result of the consolidation of the two pet companies into the Boss Pet facility in Cleveland.

     In the promotional and safety products segment, operating expenses also increased $289,000. This major area of increase was $145,000 in salaries as a result of an additional salesman and general salary increases. Also contributing to the increase were advertising, commissions and year-end bonuses.

     In the corporate and other segment, 2007 operating expenses increased by $29,000 due mostly to an increase in legal and consulting expenses.

2006 Compared to 2005

     On a consolidated basis, operating expenses decreased by $681,000 in 2006 compared to the prior year. These savings came primarily from the work gloves and protective wear segment:

  Commissions – commission expense decreased $284,000 during the year due primarily to a change in the salesmen’s commission program,

  Selling payroll – payroll expense decreased $72,000 during 2006 as a result of field sales personnel reductions,

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

     In the promotional and safety products segment, operating expenses were in line with 2005 while absorbing additional payroll costs.

     In the corporate and other segment, 2006 operating expenses decreased by $53,000 due mostly to lower stock compensation expense.

Operating Income

	2007		2006		2005
Operating Income (Loss) by Segment $(000)	$	%	$	%	$	%
Work Gloves & Protective Wear	1,598	4.2%	1,568	4.2%	1,002	2.6%
Pet Supplies	635	9.5%	126	2.0%	356	5.1%
Promotional & Specialty Products	1,228	11.4%	1,485	14.9%	1,192	13.0%
Corporate & Other	(1,005)	—	(976)	—	(1,029)	—
Total Operating Income	2,456	4.4%	2,203	4.1%	1,521	2.8%

2007 Compared to 2006

     The Company generated operating income of $2,456,000, which is an improvement over last year’s earnings by $253,000. Operating income is up slightly in the work gloves and protective wear segment as the gains from the improved margins are partially offset by the increase in operating expenses. Earnings increased $509,000 in the pet segment with the price increase and the consolidation of the two facilities. Promotional and specialty products earnings declined, even with the additional volume, as a result of lower margins and increased operating expenses.

2006 Compared to 2005

     Operating income improved to $2,203,000, an increase of $682,000 over 2005 results. 2006 earnings increased in the work gloves and protective wear segment as a result of improved margins and savings in operating expenses. Earnings also increased above the prior year in the promotional and specialty products segment due to additional sales volume. These increases more than offset a decline in earnings in the pet supplies segment caused by increased costs and lower selling prices.

Other Income (Expense)

     As a result of decreased bank borrowings in 2007, interest expense decreased $107,000 compared to 2006. The Company’s primary line of credit was not used at all during the year and excess cash generated $85,000 of interest income.

     During 2006, interest expense decreased by $12,000 in comparison to the prior year due to a lower level of borrowing. Because of higher operating profits and better management of its inventory, the Company’s borrowings on the primary operating line of credit decreased significantly during 2006 which offset most of the effect of increased interest rates.

Income Tax Expense

     Because of losses in prior years, the Company has available, for U.S. income tax purposes, NOL carryforwards of approximately $26,052,000. Prior to 2004, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company’s likelihood of realizing a material portion of the NOL available. Management concluded during the third quarter of 2004 that the Company was more likely than not to utilize approximately 25% of its available NOL. Based on this conclusion, the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $3,127,000. During the fourth quarter of 2006, the Company reevaluated its profitability trend from the traditional operating segments and the projected profitability increase due to higher sales volumes being realized in the work gloves and protective wear segment. As a result of this reevaluation, management determined that it was more likely than not that it would be able to utilize an additional $2,730,000 of the remaining NOL carryforwards. Accordingly, the Company reduced its valuation allowance and recognized a $2,730,000 tax benefit. In all subsequent periods, for book purposes, the Company will record income tax expense on earnings at normal rates, approximately 39% currently, and reduce the related deferred tax asset. The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability.

     Shareholders and other users of the Company’s financial statements should carefully consider the effect of non-cash tax entries (such as the tax benefits recognized in 2004 and 2006) when comparing current results with past or future financial statements of the Company.

Liquidity and Capital Resources

2007 Compared to 2006

     Operating activities generated cash of $2,533,000 during 2007, which was primarily from earnings and deferred tax expense. Inventories increased $1,100,000 and was partially offset by an increase in accounts payable. Inventory increased by $700,000 in the work gloves and protective wear segment and by $400,000 in the promotional and specialty products segment. The additional inventory added in the work gloves and protective wear segment was to reduce “out of stock” situations which occurred in 2006. Inventory increased at promotional and specialty products primarily due to the 16 new products added during the year. Cash generated from operating activities in 2006 was $4,606,000. The main difference from year to year was the increase in inventory in 2007, compared with an inventory decrease in 2006.

     Investing activities used $1,230,000 in 2007 consisting of $343,000 for purchases of property and equipment and $887,000 for the acquisitions of Canadawide Safety and Dipcraft and the final Galaxy purchase payment. Purchases of property and equipment for the year included warehouse improvements at the work gloves and protective wear segment, facility improvements at the pet supplies segment as a result of the consolidation of the two facilities and information technology enhancements at the promotional and specialty products segment.

     Financing activities generated cash of $64,000 in 2007 as the Company paid off $427,000 of the existing long-term debt, borrowed $405,000 for the acquisition of Canadawide and collected cash from the exercise of stock options of $86,000.

     As of December 29, 2007, the Company had $2,557,000 in cash and the entire $7,000,000 revolving line of credit was available for borrowing. The Company was in compliance with its credit facility loan covenants as of December 29, 2007. Management renegotiated the line of credit at the beginning of 2006, increasing the total line to $7,000,000 and extending the term until 2009 on improved terms. Management believes the revolving credit facility should provide sufficient liquidity for anticipated obligations going forward. The Company does not have material commitments for future capital expenditures.

     As of December 29, 2007, the Company held in trust approximately $200,000 in marketable securities representing deferred compensation benefits for certain Company executives, directors and consultants. Such benefits are payable upon termination of employment or services.

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

2006 Compared to 2005

     Cash generated from operating activities during 2006 was $4,606,000 which was a result of lower working capital and increased operating income. Reduction in working capital came from the following: 1) inventory reduction in the work gloves and protective wear segment, and the promotional and specialty products segment, 2) lower receivables in the work gloves and protective wear segment and 3) higher accounts payable in the work gloves and protective wear segment.

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

Inflation

     The Company does not believe that the moderate rates of inflation experienced in the United States over the last four years have had a material effect on its net sales or profitability. The Company obtains finished goods from various foreign countries to minimize the impact of inflation in any region, though costs of certain goods have increased over the past two years and are expected to rise further in the coming year. Such cost increases may have a negative impact on future profitability.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following consolidated financial statements and schedules of the Company and its Accountants’ Opinion are set forth in Part IV, Item 15, of this Report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets – as of December 29, 2007 and December 30, 2006.

(iii)	Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

(iv)	Notes to the Consolidated Financial Statements.

(v)	Schedule II – Valuation and Qualifying Accounts.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial and accounting officers and effected by the Company’s board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment, the Company’s management concluded that, as of December 29, 2007, our internal control over financial reporting was effective. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report. Accordingly, the Company’s management assessment of the effectiveness of our internal control over financial reporting as of December 29, 2007 has not been audited by our auditors, McGladrey & Pullen, LLP or any other independent registered accounting firm.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information appearing in the Company’s Definitive Proxy Statement prepared in connection with its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Election of Directors”, “Executive Officers”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Corporate Governance” is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Financial Statements attached as pages F-3 through F-22 to this report:

Consolidated Balance Sheets – as of December 29, 2007 and December 30, 2006;

Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005; and

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
Date: March 28, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/s/ G. LOUIS GRAZIADIO III
G. LOUIS GRAZIADIO III
Chairman of the Board and President,
Principal Executive Officer
Date: March 28, 2008

By (Signature and Title)	/s/ PERRY A. LERNER
PERRY A. LERNER, Director
Date: March 28, 2008

By (Signature and Title)	/s/ LEE E. MIKLES
LEE E. MIKLES, Director
Date: March 28, 2008

By (Signature and Title)	/s/ PAUL A. NOVELLY
PAUL A. NOVELLY, Director
Date: March 28, 2008

By (Signature and Title)	/s/ WILLIAM R. LANG
WILLIAM R. LANG, Director
Date: March 28, 2008

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
December 29, 2007

F1

McGladrey & Pullen
Certified Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Boss Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Boss Holdings, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boss Holdings, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We were not engaged to examine management’s assertion about the effectiveness of Boss Holdings, Inc.’s internal control over financial reporting as of December 29, 2007 included in the accompanying item 9A(T) Controls and Procedures and, accordingly, we do not express an opinion thereon.

As described in Note 9 to the consolidated financial statements, effective December 31, 2006, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

Davenport, Iowa
March 28, 2008

McGladrey & Pullen, LLP is a member firm of RSM International –
an affiliation of separate and independent legal entities.

F2

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	December, 29	December, 30
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$2,557	$1,002
Accounts receivable, net of allowance for doubtful accounts and
returns 2007 $225; 2006 $221	8,278	8,155
Inventories	15,983	14,838
Deferred tax asset	1,199	1,187
Prepaid expenses and other	579	619
Total current assets	28,596	25,801
Property and Equipment, net	3,528	3,656
Other Assets	219	426
Intangibles, net of amortization 2007 $164; 2006 $110	561	160
Goodwill	3,666	3,380
Deferred tax asset	2,417	3,156
	$38,987	$36,579

Liabilities and Stockholders’ Equity
Current Liabilities:
Current portion of long-term debt	$511	$481
Accounts payable	2,370	1,540
Accrued payroll and related expenses	1,191	766
Accrued liabilities	1,259	1,641
Total current liabilities	5,331	4,428
Long-Term Debt	2,054	2,106
Deferred Compensation	200	349
Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Common stock, $.25 par value; authorized 10,000,000 shares; issued
2,018,345 and 1,980,767 shares; outstanding 2,018,345 and 1,980,767
shares in 2007 and 2006, respectively	505	495
Additional paid-in capital	66,463	66,324
Accumulated (deficit)	(35,809)	(37,175)
Accumulated other comprehensive income	243	52
Total stockholders’ equity	31,402	29,696
	$38,987	$36,579

See Notes to Consolidated Financial Statements.

F3

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income
Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(Dollars in Thousands, Except Per Share Data)

	2007	2006	2005
Net sales	$55,197	$53,663	$54,150
Cost of sales	40,817	40,112	40,600
Gross profit	14,380	13,551	13,550
Operating expenses	11,924	11,348	12,029
Operating income	2,456	2,203	1,521
Other income and (expenses):
Interest income	110	4	17
Interest expense	(309)	(416)	(428)
Other	20	41	29
	(179)	(371)	(382)
Income before income tax expense (benefit)	2,277	1,832	1,139
Income tax expense (benefit)	911	(2,062)	449
Net income	$1,366	$3,894	$690
Basic earnings per common share	$0.68	$1.97	$0.35
Diluted earnings per common share	$0.62	$1.77	$0.31

See Notes to Consolidated Financial Statements.

F4

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years Ended December 29, 2007, December 30, 2006 and December 31, 2005
(In Thousands)

			Additional		Accumulated Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Stockholders’
	Shares	Dollars	Capital	(Deficit)	Income (Loss)	Shares	Dollars	Equity
Balance, December 25, 2004	1,951	$487	$ 66,756	$ (41,759)	$ (62)	(5)	$(817)	$ 24,605
Exercise of stock options	35	9	78	—	—	—	—	87
Comprehensive income:
Net income	—	—	—	690	—	—	—	690
Other comprehensive income (Note 10)	—	—	—	—	118	—	—	118
Comprehensive income								808
Stock based compensation	—	—	178	—	—	—	—	178
Balance, December 31, 2005	1,986	496	67,012	(41,069)	56	(5)	(817)	25,678
Exercise of stock options	—	—	—	—	—	—	—	—
Cancellation of treasury stock	(5)	(1)	(816)	—	—	5	817	—
Comprehensive income:
Net income	—	—	—	3,894	—	—	—	3,894
Other comprehensive income (Note 10)	—	—	—	—	(4)	—	—	(4)
Comprehensive income								3,890
Stock based compensation	—		128	—	—	—	—	128
Balance, December 30, 2006	1,981	495	66,324	(37,175)	52	—	—	29,696
Exercise of stock options	37	10	103	—	—	—	—	113
Comprehensive income:								—
Net income	—	—	—	1,366	—	—	—	1,366
Other comprehensive income (Note 10)	—	—	—	—	191	—	—	191
Comprehensive income								1,557
Stock based compensation	—	—	36	—	—	—	—	36
Balance, December 29, 2007	2,018	$505	$ 66,463	$ (35,809)	$ 243	—	$—	$ 31,402

See Notes to Consolidated Financial Statements.

F5

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(Dollars in Thousands)

	2007	2006	2005
Cash Flows from Operating Activities:
Net income	$1,366	$3,894	$690
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	534	467	448
Stock based compensation	36	128	178
Deferred tax expense (benefit)	772	(2,132)	304
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	48	218	(1,047)
Inventories	(1,100)	1,890	(2,363)
Prepaid expenses and other current assets	40	(65)	(70)
Other assets	12	(5)	—
Increase (decrease) in:
Accounts payable	579	271	(81)
Accrued liabilities	246	(60)	101
Net cash provided by (used in) operating activities	2,533	4,606	(1,840)
Cash Flows from Investing Activities:
Purchases of property and equipment	(343)	(281)	(371)
Acquisitions	(887)	(200)	(709)
Net cash used in investing activities	(1,230)	(481)	(1,080)
Cash Flows from Financing Activities:
Net borrowings on revolving line of credit	—	(2,302)	2,204
Borrowing on long-term obligations	405	—	250
Repayment of long-term obligations	(427)	(817)	(768)
Proceeds from exercise of stock options	86	—	87
Net cash provided by (used in) financing activities	64	(3,119)	1,773
Effect of exchange rate changes on cash	$188	$(4)	$91
Increase (decrease) in cash and cash equivalents	$1,555	$1,002	$(1,056)

Cash and cash equivalents:
Beginning	1,002	—	1,056
Ending	$2,557	$1,002	$—

(Continued)

F6

BOSS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Continued)
Years Ended December 30, 2006, December 31, 2005 and December 25, 2004
(Dollars in Thousands)

	2007	2006	2005
Supplemental Disclosures of Cash Flows Information,
cash payments for:
Interest paid	$213	$412	$413
Income taxes paid, net	224	91	139
Supplemental Disclosures of Noncash Investing and
Financing Activities:
Accrued acquisition contingency	—	200	200
Reduction in net operating loss carryover due to excess
tax benefits from the exercise of stock options	27	—	—

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

Fiscal year: The Company maintains a 52/53-week year ending on the last Saturday of the calendar year. Fiscal years 2007, 2006 and 2005 contained 52, 52 and 53 weeks, respectively.

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

An account is considered to be past due if any portion of the receivable balance is past due more than 60 days. The provision for bad debts charged to expense was $65, $3 and $117 for the years ended 2007, 2006 and 2005, respectively.

Marketable securities: The Company classifies marketable equity securities as trading or available for sale securities, as defined by the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). In accordance with the provisions of SFAS 115, marketable securities are stated at fair value with net unrealized gains and losses included in operations for trading securities and in accumulated other comprehensive income (loss) for available for sale securities.

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

Revenue recognition: The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period goods are shipped to the customer based on its standard selling terms of FOB shipping point, with title passing to the customer at time of shipment. Shipping and handling charges billed to customers are included in revenues. Sales in any single foreign geographic area or to any single customer did not exceed 10% of net sales for 2007, 2006, or 2005. Taxes collected from customers and remitted to government agencies for specific revenue producing transactions are recorded net with no effect on the income statement.

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

Property and equipment and depreciation: Property and equipment is recorded at historical cost. The Company provides for depreciation generally using the straight-line method over the following estimated useful lives:

Years
Machinery and equipment	10
Office furniture and equipment	3 - 10
Buildings and improvements	10 - 39

Depreciation expense was $492, $424 and $401 for 2007, 2006 and 2005, respectively.

Goodwill and other intangibles: Goodwill represents the excess of purchase price over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized and, instead, is evaluated for impairment at least annually. The Company performs it’s impairment test in December each year and believes that no impairment exists as of December 29, 2007. Other intangible assets are recorded at cost and amortized over their estimated useful life.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Management has determined that no impairment of long-lived assets currently exists.

F9

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The cost and accumulated amortization of other intangible assets as of December 29, 2007 and December 30, 2006 is as follows:

	Estimated		Accumulated	Net Book
	Life	Cost	Amortization	Value
	2007
Customer Lists
Canadawide Safety	4 Years	112,085	17,513	94,572
Dipcraft	5 Years	342,500	8,563	333,937
Galaxy	7 Years	170,000	77,418	92,582
Patents	10 Years	50,000	10,000	40,000
		$674,585	$113,494	$561,091

	2006
Customer Lists
Galaxy	7 Years	170,000	54,648	115,352
Patents	10 Years	50,000	5,000	45,000
		$220,000	$59,648	$160,352

Amortization of intangible assets is expected to be approximately $124,000 for each of the next three years, $108,000 in 2011 and $88,000 in 2012.

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

Advertising costs: The Company generally expenses the cost of advertising the first time advertising takes place. Costs of trade shows and developing advertising materials are expensed at the time of the trade shows or as the advertising materials are produced and distributed to customers. Advertising expense for 2007, 2006 and 2005 was $818, $923 and $858, respectively.

Stock based compensation: The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company’s determination of fair value of share-based payment awards is made as of their respective dates of grant using that option pricing model and is affected by the Company’s stock price as well as a number of subjective assumptions. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Earnings per share: Basic net earnings per common share is based upon the weighted average number of common shares outstanding during the period. Diluted net earnings per common share is based upon the weighted average number of common shares outstanding plus dilutive potential common shares, including options outstanding during the period.

Pending accounting prouncements: In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” , which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The requirements of SFAS 157 are effective for fiscal years beginning after November 15, 2007. However, the FASB has deferred the implementation of SFAS 157 by one year for certain non financial assets and liabilities, for which SFAS 157 will be effective or the fiscal years beginning January 1, 2009. The Company does not expect the adoption of SFAS 157 to have a material impact on the results of operations, financial position, or cash flows.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (FAS 141R), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements, which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be the Company’s year beginning December 28, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141R on the Company’s financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment as of December 29, 2007 and December 30, 2006 is as follows:

	2007	2006
Land	$440	$440
Machinery and equipment	1,623	1,662
Buildings and improvements	2,674	2,652
Office furniture and equipment	2,622	2,240
	7,359	6,994
Less accumulated depreciation	3,831	3,338
	$3,528	$3,656

F12

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 3. LONG-TERM OBLIGATIONS

Long-term debt as of December 29, 2007 and December 30, 2006 is as follows:

	2007	2006
BHI revolving line of credit (A)	$—	$—
Boss Holdings, Inc. term note payable to a lender. Requires monthly principal payments through July 2011 of $21 plus interest at LIBOR plus 2.1%, adjusted monthly (effective rate of 7.34% as of December 29, 2007). The Company has entered into an interest rate swap agreement related to this note. The swap effectively fixes the interest rate on approximately 57% of the note at 6.32%. Collateralized by all assets of Galaxy Balloons, Inc., in addition to accounts receivable and inventory of Boss Manufacturing Company and subsidiaries	916	1,167
Boss Manufacturing Company mortgage note payable to a lender. Requires monthly principal payments of $4. Interest is at LIBOR plus 2.1%, adjusted monthly. The Company has entered into an interest rate swap agreement related to this mortgage note. The swap effectively fixes the interest rate on the debt at 5.83%. All remaining principal is due in July 2010. Collateralized by certain real property of Boss Manufacturing Company located in Kewanee, Illinois	797	849
Boss Canada Inc. term note payable to a lender. Requires monthly payment of $7 Canadian Dollar and $7 US Dollar, using 12/29/07 exchange rate of 1.0202, at 6.3% from June 2008 through May 2014. Interest only monthly payments from June 2007 through May 2008. Collateralized by accounts receivable and inventory of Boss Canada Inc. located in Canada $400,000 Canadian Dollar / $408,080 US Dollar	408	—
Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $8, including interest at 3%, through April 2010. Collateralized by certain real property of Boss Manufacturing Company's Kewanee, Illinois facilities	214	301
Boss Manufacturing Company loan agreement with a local governmental agency. Requires monthly payments of $3, including interest at 3%, through October 2012. Collateralized by certain real property of Boss Manufacturing Company's Kewanee, Illinois facilities	178	212
Non-interest bearing obligations to former owner of Canadawide Safety payable May 2008. $50,000 Canadian Dollar / $52,000 US Dollar	52	—
Capital lease obligations	—	58
	2,565	2,587
Less current maturities	511	481
	$2,054	$2,106

Scheduled principal payments of long-term debt are as follows:

Year ending:
December 27, 2008	$511
December 26, 2009	490
December 25, 2010	1,076
December 31, 2011	273
December 29, 2012	105
Thereafter	110
$2,565

F13

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 3. LONG-TERM OBLIGATIONS (Continued)

(A)	On January 30, 2006, the Company modified its loan and security agreement (the “Credit Agreement”) with a commercial bank. The revised Credit Agreement expires in January 2009 and provides a revolving credit facility up to $7,000 based on a formula that includes eligible accounts receivable and inventories. Interest is payable monthly at the bank’s prime rate less 1.50% or, at the Company’s option, LIBOR plus 1.0% (effective rate of 6.13% as of December 29, 2007). The Company incurs an unused line fee of 1/8% per annum on the unused portion of the credit facility. As of December 29, 2007, the Company had no borrowings on the revolving credit facility. Availability under this credit agreement was $7,000 as of December 29, 2007.

The Credit Agreement includes certain restrictive covenants and requires maintenance of certain financial ratios including current ratio, minimum tangible net worth, debt service coverage, and debt to tangible net worth. The Company’s accounts receivable and inventories secure the credit facility.

Deferred compensation plan:

Effective September 1, 2002, the Company adopted a nonqualified deferred compensation plan that allows executives to defer between 5% and 100% of their compensation, and non-employee directors, consultants and counsel to defer between 5% and 100% of their fees. The Company provides no matching contributions to the plan. Each plan participant is fully vested in all deferred compensation and earnings credited to his or her account, which the plan holds in an investment trust. The liability under the plan totaled $200 and $349 as of December 29, 2007 and December 30, 2006, respectively.

NOTE 4. COMMITMENTS AND CONTINGENCIES

Leases:

The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2009 and require the Company to pay all maintenance costs. Rent expense under these leases was $564, $422 and $402 for 2007, 2006 and 2005, respectively.

The following is a schedule by year of future minimum payments under the operating lease agreements:

Year ending:
December 27, 2008	$345
December 26, 2009	320
Total minimum lease payments	$665

Licensing:

Since 2002, the Company has been a party to a license agreement for the use of certain trademarks in its products, which contains provisions for the payment of guaranteed or minimum royalties. The Company incurred royalties of $306, $249 and $221 in 2007, 2006 and 2005, respectively. The Company has extended the agreement through 2009 with provisions for the payment of guaranteed or minimum royalties of $320 in 2008 and $380 in 2009.

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

	Year Ended
	December 29, 2007		December 30, 2006		December 31, 2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding, beginning	381,000	$3.31	393,834	$3.35	366,914	$2.59
Granted	10,000	6.21	—	—	62,000	7.50
Exercised	(45,000)	3.02	—	—	(35,000)	2.49
Expired	(10,000)	7.00	(12,834)	4.55	(80)	98.25
Outstanding, ending	336,000	$3.33	381,000	$3.31	393,834	$3.35

Options exercisable,
end of year	329,333	$3.27	351,251	$2.97	323,818	$2.55

Weighted average fair
value per option of
options granted		$2.70		N/A		$3.84

The Company’s management estimated fair values of the stock options using the Black-Scholes options-pricing model using the following weighted-average assumptions for 2007 and 2005, respectively; expected volatility of 42% and 48%; expected dividend yield of 0.0%; weighted average risk-free rate of return of 4.5% and 4.2%; and expected lives of 5 years. Compensation expense related to stock options was $36, $128 and $178 for 2007, 2006 and 2005, respectively.

As of December 29, 2007, the total compensation cost of nonvested awards is approximately $11 which will vest in 2008. The intrinsic value of outstanding and vested options was $1,893 and $1,882, respectively, as of December 29, 2007.

F15

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Numerator, earnings attributable to
common stockholders	$1,366	$3,894	$690

Denominator:
Basic-weighted average common
shares outstanding	2,010,449	1,981,000	1,966,000
Dilutive effect of employee stock options	194,563	213,000	240,000
Diluted outstanding shares	2,205,012	2,194,000	2,206,000

Basic earnings, per common share	$0.68	$1.97	$0.35
Diluted earnings, per common share	$0.62	$1.77	$0.31

NOTE 7. RELATED PARTY TRANSACTIONS

During 2007, 2006 and 2005, compensation, fees, and expense reimbursements paid to directors or their affiliates totaled $412, $343 and $327, respectively.

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

Canadawide Safety, Inc:

On May 18, 2007, Boss Canada Inc. (“Boss Canada”), an indirect subsidiary of BHI, purchased all outstanding shares of privately held Navillus Group Inc., an Ontario corporation. Through it’s wholly owned subsidiary, Canadawide Safety Inc. (“Canadawide”), the acquired company imports and distributes safety goods and industrial work wear, including gloves, protective eyewear, face and respiratory protection, as well as first aid and industrial supplies. Immediately following the closing, Canadawide and Navillus Group Inc. were merged with Canadawide as the surviving entity.

The base purchase price was Cdn$400,000 (approximately US$364,000), with Cdn$350,000 due on closing and Cdn$50,000 due on May 18, 2008. Boss Canada utilized a term loan of Cdn$400,000 provided through the Canadian branch of BHI’s primary lender to acquire the shares and pay down Cdn$50,000 of assumed debt. At the same time, Boss Canada entered into a Cdn$100,000 line of credit for working capital requirements. There were no borrowings under this line of credit at year end.

F17

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 8. ACQUISITIONS (Continued)

This transaction was accounted for using purchase accounting and has been included in the Company’s operations since the date of acquisition. The estimated allocation of purchase price is as follows in US dollars:

Acquisition cost:
Base purchase price	$364
Closing Costs	19
Total	$383

Allocation of purchase cost:
Current assets	$216
Property and equipment	14
Customer Lists	100
Goodwill	255
Accounts payable and accrued expenses	(202)
383
Less Acquisition indebtedness	46
$337

Dipcraft Balloon Company:

In November of 2007 Galaxy Balloons acquired certain assets of Dipcraft Balloon Company for a total cash consideration of $350,000. Fixed assets accounted for $7,500 of the purchase with the remaining $342,500 assigned to customer list.

The Company also made the final $200,000 acquisition contingency payment in conjunction with the purchase of Galaxy Balloons in 2004.

Had these acquisitions taken place on December 31, 2005, consolidated sales and income would not have been significantly different from the amounts reported for 2006 and 2007.

NOTE 9. INCOME TAXES

The Company records income taxes based on its consolidated tax return. Current and deferred federal and state tax expense (benefit) is as follows:

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Current income tax expense:
Federal	$39	$19	$44
State and local	100	51	101
	139	70	145
Deferred income tax expense (benefit):
Federal	759	(2,127)	336
State and local	13	(5)	(32)
	772	(2,132)	304
Total income tax expense (benefit)	$911	$(2,062)	$449

F18

BOSS HOLDINGS, INC. AND SUBSIDIARIES

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 9. INCOME TAXES (Continued)

Income taxes recorded by the Company differ from the amounts computed by applying the statutory U.S. federal income tax rate to net earnings before income taxes. The following schedule reconciles income tax expense (benefit) at the statutory rate and the actual income tax expense as reflected in the consolidated statements of income for the respective periods:

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Income tax expense computed
at the U.S. corporate tax rate of 34%	$774	$623	$387
Adjustments attributable to:
State income taxes, net of the federal benefit	114	46	69
Deferred tax asset valuation allowance	—	(2,730)	—
Other	23	(1)	(7)
Total income tax expense (benefit)	$911	$(2,062)	$449

The temporary differences result in a net deferred income tax asset that is reduced by a related valuation allowance, summarized as follows:

	December 29,	December 30,
	2007	2006
Deferred income tax assets:
Operating loss carryforwards	$8,858	$9,562
Accounts receivable	100	106
Accruals	103	62
Compensation related	432	491
Inventories	514	577
Tax credit carryforwards	442	407
Gross deferred tax assets	10,449	11,205
Deferred tax asset valuation allowance	6,500	6,500
Net deferred tax assets	3,949	4,705
Deferred income tax liabilities:
Intangibles	73	60
Property and equipment	260	302
	333	362
Net deferred income tax assets	$3,616	$4,343

Included in the tax credit carryforward is approximately $442 of alternative minimum tax credits and general business credits available to reduce future income taxes payable.

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

F19

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 9. INCOME TAXES (Continued)

As of December 29, 2007, the Company had operating loss carryforwards for U.S. income tax purposes of $26,052 available to reduce future taxable income through the following years:

Year of expiration:
2011	$15,387
2012	9,197
2019	536
Thereafter	932
$26,052

On December 31, 2006, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. The adoption of FIN 48 had no impact on the Company’s consolidated financial statements.

As of December 29, 2007 the aggregate amount of the unrecognized tax benefit, which is included in accrued expenses, was approximately $103,000. The accrual increased by approximately $23,000 during the year. All unrecognized tax benefits, if recognized, would affect the effective tax rate. The liability for unrecognized tax benefits includes accrued interest for tax positions, which either do not meet the more-likely-than-not recognition threshold or where the tax benefit is measured at an amount less than the tax benefit claimed or expected to be claimed on an income tax return.

NOTE 10. COMPREHENSIVE INCOME (LOSS)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be disclosed in the financial statements.

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

	Year Ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Foreign currency items:
Beginning balance	$25	$29	$(62)
Current period change	219	(4)	91
Ending balance	244	25	29

Interest swap agreements, net of income taxes:
Beginning balance	27	27	—
Current period change	(28)	—	27
Ending balance	(1)	27	27
Accumulated other comprehensive income	$243	$52	$56

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

	Work
	Gloves and		Promotional
	Protective	Pet	and Specialty	Corporate
	Wear	Supplies	Products	and Other	Total
2007
Revenue	$37,689	$6,693	$10,815	$—	$55,197
Operating income (loss)	1,598	635	1,228	(1,005)	2,456
Goodwill	813	—	2,853		3,666
Total assets	26,203	3,013	6,087	3,684	38,987
Capital expenditures	143	118	82	—	343
Depreciation	322	33	137	—	492

2006:
Revenue	$37,257	$6,414	$9,992	$—	$53,663
Operating income (loss)	1,568	126	1,485	(976)	2,203
Goodwill	527	—	2,853		3,380
Total assets	23,601	2,919	5,471	4,588	36,579
Capital expenditures	137	41	103	—	281
Depreciation	282	19	123	—	424

2005:
Revenue	$38,045	$6,940	$9,165	$—	$54,150
Operating income (loss)	1,002	356	1,192	(1,029)	1,521
Goodwill	527	—	2,653	—	3,180
Total assets	25,500	2,905	4,646	2,390	35,441
Capital expenditures	311	1	59	—	371
Depreciation	284	19	98	—	401

F21

BOSS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in Thousands, Except Per Share Data)

NOTE 12. QUARTERLY CONSOLIDATED FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly results for fiscal 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
2007
Net sales	$13,369	$12,963	$13,504	$15,361	$55,197
Gross profit	3,204	3,231	3,606	4,339	14,380
Net income	126	170	404	666	1,366

Net earnings, per
common share:
Basic	$0.06	$0.08	$0.20	$0.33	$0.68
Diluted	$0.06	$0.08	$0.18	$0.30	$0.62

Denominator for net
earnings (loss), per
common share:
Basic	1,997,404	2,007,703	2,018,345	2,018,345	2,010,449
Diluted	2,182,560	2,205,085	2,212,023	2,220,380	2,205,012

2006:
Net sales	$13,676	$12,074	$13,248	$14,665	$53,663
Gross profit	3,067	2,763	3,453	4,268	13,551
Net income (loss)	(51)	(44)	399	3,590	3,894

Net earnings (loss), per
common share:
Basic	$(0.03)	$(0.02)	$0.20	$1.82	$1.97
Diluted	$(0.03)	$(0.02)	$0.18	$1.65	$1.77

Denominator for net
earnings (loss), per
common share:
Basic	1,981,000	1,981,000	1,981,000	1,981,000	1,981,000
Diluted	1,981,000	1,981,000	2,193,000	2,181,000	2,194,000

As more fully described in Note 9, the Company recorded a tax benefit of $2,730 in the fourth quarter of 2006 as a result of a reduction in the tax valuation allowance.

F22

BOSS HOLDINGS, INC. AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

		Additions
		Charged to	Charged
		Costs and	to Other
	Beginning	Expenses	Accounts		Deductions		Ending
Year ended December 29, 2007:
Accounts receivable	$282	$57	$—		$53	(a)	$286
Inventories	842	267	$—		373	(d)	736
Deferred income tax asset	6,500	—	—		—		6,500
Sales allowance	627	1,620	—		1,691	(d)	556
Total allowances deducted
from assets	$8,251	$1,944	$—		$2,117		$8,078

Year ended December 30, 2006:
Accounts receivable	$361	$3	$—		$82	(a)	$282
Inventories	821	72	28	(d)	79	(d)	842
Deferred income tax asset	9,230	(2,730)	—		—		6,500
Sales allowance	669	2,024	—		2,066	(d)	627
Total allowances deducted
from assets	$11,081	$(631)	$28		$2,227		$8,251

Year ended December 31, 2005:
Accounts receivable	$276	$117	$17	(c)	$49	(a)	361
Inventories	799	19	3	(c)	—		821
Deferred income tax asset	9,230	—	—		—		9,230
Sales allowance	518	1,648	—		1,497	(d)	669
Total allowances deducted
from assets	$10,823	$1,784	$20		$1,546		$11,081

Notes:

     (a) Write off of uncollectible accounts.
     (b) Balance related to Galaxy acquisition.
     (c) Balance related to Head-Lite acquisition.
     (d) Payments/credit write-offs, etc.

F23