Form 10-K/A
period 2007-12-29
BOSS HOLDINGS INC
filed 2008-04-28
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Title of Class Common Stock $ 0.25 Par Value

     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [X]

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

Non-accelerated filer [  ]        Smaller reporting company [X]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

     The aggregate market value of the voting and non-voting stock held by non-affiliates as of June 30, 2007 was approximately $5,600,195.

     There were 2,018,345 shares of the Registrant’s common stock outstanding as of March 15, 2008.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Boss Holdings, Inc. (the “Registrant” or the “Company”) for the fiscal year ended December 29, 2007, filed on March 28, 2008 (the “Original Filing”) is being filed solely for the purpose of including the information required by Items 10, 11, 12, 13 and 14 in Part III of Form 10-K. This report is limited in scope to the items identified above and should be read in conjunction with the Original Filing.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

G. Louis Graziadio III Age 58 - Chief Executive Officer and Chairman of the Board of the Company since June 1996. He is also the Chairman and CEO of Second Southern Corp., which is the manager of Ginarra Partners, LLC, a Los Angeles based holding company with investments in various corporations, including the Company. Mr. Graziadio also serves on the Boards of Directors of Acacia Research, Inc., True Religion Apparel, Inc. and Rosetta Resources, Inc.

Perry A. Lerner Age 65 - Director since June 1996. Mr. Lerner is the Managing Director of Convergent Financial Services, LLC, in New York, NY, a financial advisory firm. A graduate of Harvard Law School and Claremont McKenna College, Mr. Lerner is a member of the State Bar of New York, State Bar of California and American Bar Association.

Lee E. Mikles Age 52 - Director since June 1996. Mr. Mikles is President and CEO of FutureFuel Corp., a chemical and biofuels manufacturer with headquarters in Clayton, MO. From 1999 through 2005, Mr. Mikles was the Chairman of Mikles/Miller Management, Inc., a registered investment adviser. He also serves on the Board of Directors of Pacific Capital Bancorp and FutureFuel Corp.

Paul A. Novelly Age 64 - Director since June 1996. Mr. Novelly is Chief Executive Officer of Apex Oil Company, Inc. a petroleum trading, storage and transportation company headquartered in Clayton, MO, and St. Albans Global Management LLLP, a privately held Delaware limited liability company, and is Chairman of World Point Terminals Inc., a publicly-held Canadian company headquartered in Montreal, Quebec, Canada. Mr. Novelly also is a director and Chairman of the Board of FutureFuel Corp. and serves on the Board of Directors of The Bear Stearns Companies Inc.

William R. Lang Age 48 –Director since June 2006. Mr. Lang is a certified public accountant and currently is the President of GIC Enterprises, an investment company based in Los Angeles, California which manages commercial real estate. From June 1995 through May 2005 he was employed by the Los Angeles CPA firm of Balser, Horowitz, Frank & Wakeling, including serving as president of that firm from January 2000 through May 2005. From January 2000 through May 2005 he also was managing director of Ronald Blue & Co., a financial services firm also located in Los Angeles. Mr. Lang is the chief financial officer of Second Southern Corp., a Los Angeles-based holding company, which is controlled by Mr. Graziadio, the Company’s chairman and chief executive officer. GIC Enterprises is controlled by adult siblings of Mr. Graziadio. Mr. Lang also is a trustee of the Graziadio Family Trust, which owns in excess of 20% of the Company’s common stock.

EXECUTIVE OFFICERS

     Following is a list of the names and ages of the executive officers of the Company and its principal subsidiaries as of the date of this Proxy Statement, indicating all positions and offices with the Company held by each such person, and each such person’s principal occupations or employment during the past five years.

BOSS HOLDINGS, INC.
Name	Age	Positions and Offices Held and Principal Occupation or Employment during past 5 years
G. Louis Graziadio III	58

Chairman of the Board and CEO of the Company since June 1996. He is also the Chairman and CEO of Second Southern Corp., which is the manager of Ginarra Partners, LLC, a holding company with investments in various corporations, including the Company.

Steven G. Pont	53

Vice President – Finance since January, 2007. From August 2006 through January 2007, he served as vice president/finance of H.C. Duke & Son, Inc., a manufacturer and distributor of ice cream and frozen desert equipment, located in East Moline, Illinois. From 1999 through May, 2006, he was Vice President and Chief Financial Officer of Bomag Americas, Inc., a worldwide leader in the manufacture and distribution of compaction equipment.

Terrence J. Brizz	53	President of Galaxy Balloons, Incorporated, a subsidiary of the Company, since its acquisition in July 2004. Prior to the Company’s acquisition of Galaxy, Mr. Brizz was its sole shareholder and CEO.
William E. Donze, Jr.	57

President of Boss Pet Products, Inc., a subsidiary of the Company, since its organization in October, 2002. Prior to that he was the president of Roccorp, Inc., whose assets were acquired by the Company.

James F. Sanders	51

Secretary and General Counsel of the Company since October 1998. Vice President of Boss Manufacturing Company since January 2007. Mr. Sanders also serves as corporate counsel for Apex Oil Company, Inc., an affiliate of Paul A. Novelly, a director of the Company.

     In addition to the named executive officers, Richard Bern, age 60, has served as an operations consultant to the Company since March 1999. In his capacity as a consultant, Mr. Bern currently exercises executive responsibilities in many sales and distribution functions under the review and direction of the Company’s chief executive officer. Mr. Bern has extensive experience in importing, distribution and sales of consumer goods and previously served as president of Boss Manufacturing Company during 1996 and 1997. Since then he has been a private investor and worked as a consultant to various manufacturing and distribution firms, including the Company.

Relationships Among Directors or Executive Officers

     Mr. Graziadio and Mr. Mikles are first cousins; otherwise, there are no family relationships existing between the officers and directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the best of the Company’s knowledge, during the fiscal year ended December 29, 2007 (“Fiscal 2007”) all Forms 3, 4 or 5 required to be filed by directors and executive officers with the Securities & Exchange Commission were timely filed.

Code of Ethics

     The Company has adopted a code of ethics for its principal executive officer, principal financial officer, and principal accounting officer or controller or persons performing similar functions. The code of ethics provides written standards reasonably designed to deter wrongdoing and promote (i) honest and ethical conduct (including handling actual or potential conflicts of interest), (ii) full, fair, accurate, timely and understandable public disclosure, (iii) compliance with applicable laws, rules and regulations, (iv) prompt reporting of code violations, and (v) accountability for adherence to the code.

Audit Committee Financial Expert

     The Board of Directors of the Company has determined that director William R. Lang qualifies as an audit committee financial expert under SEC Regulation S-K 401(h). The designation or identification of a person as an Audit Committee financial expert does not impose on such person any duties, obligations or liabilities greater than the duties, obligations and liabilities imposed on other members of the Audit Committee and does not affect the duties, obligations and liabilities of the other members of the Audit Committee. Mr. Lang is employed by a company affiliated with Mr. Graziadio, the Company’s chief executive officer, and is not independent of the Company.

Item 11. Executive Compensation

     Compensation paid in Fiscal 2007 to the Company’s Chief Executive Officer and to each of the other executive officers of the Company and its subsidiaries of over $100,000 was as follows:

2007 SUMMARY COMPENSATION TABLE

						Non-
						Equity
						Incentive
						Plan	All Other
				Stock	Option	Compen-	Compen
Name and Principal		Salary	Bonus	Awards	Awards	sation	-sation	Total
Position	Year	($) (1)	($)	($)	($) (2)	($)	($)	($)
G. Louis Graziadio III	2007	167,475	30,000	-0-	10,834	-0-	1,534	209,843
CEO and Chairman	2006	167,475	-0-	-0-	49,398	-0-	1,581	218,454
Richard Bern	2007	290,375	43,000	-0-	2,742	183,275	-0-	519,392
Operational Consultant	2006	279,188	-0-	-0-	13,267	156,811	-0-	449,266
Terrence J. Brizz	2007	150,000	-0-	-0-	-0-	66,622	14,738	231,360
President of Galaxy Balloons, Incorporated	2006	125,000	-0-	-0-	-0-	-0-	4,238	129,238
William E. Donze	2007	112,528	-0-	-0-	-0-	63,451	9,954	186,023
President of Boss Pet Products, Inc.	2006	110,114	-0-	-0-	-0-	51,532	6,952	168,598
James F. Sanders	2007	135,250	40,000	-0-	3,200	-0-	-0-	178,450
Secretary & General Counsel	2006	103,479	-0-	-0-	12,800	-0-	-0-	116,279
Steven G. Pont	2007	113,077	25,000	-0-	-0-	-0-	1,678	139,755
Vice President – Finance	2006	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation Discussion and Analysis

     The Compensation Committee (“Committee), composed entirely of independent directors, administers the Company’s executive compensation program. The role of the Committee is to oversee the Company’s executive compensation and benefit plans and policies, administer its stock plans (including reviewing and approving equity grants to executive officers) and review and approve annually the compensation relating to executive officers. Generally, the CEO makes recommendations to the Committee regarding compensation for all other executives and the Committee reviews the performance of all executive officers and makes a final determination on executive compensation for the CEO. The Committee then reports its decisions regarding compensation for the CEO to the Board for ratification.
____________________

(1) Amounts listed for Mr. Bern in this column reflect payment of fees under his consulting arrangement with the Company by which he performs services as an independent contractor. Amounts listed for Mr. Sanders in this column reflect payment of legal fees for his services as legal counsel to the Company.

(2) All figures in this column reflect the value of options issued to purchase shares of the Company’s common stock as reflected in the Company’s financial statements.

     The philosophy of the Committee relating to executive compensation is that the executive officers should be compensated in amounts and in a manner designed to (i) attract, motivate and retain talented executives who are capable of attaining the Company’s goals in a competitive and changing environment, (ii) encourage and reward superior performance, and (iii) strengthen the relationship between executive pay and shareholder value. For certain matters, the Committee periodically has retained management and benefits consultants, to provide advice on the type and amount of compensation to be paid to executive officers and concerning the Company’s equity compensation plans, but the Committee does not delegate its decision-making authority to such consultants.

     The Company’s Fiscal 2007 and current total compensation programs for executive officers consist of both cash and stock-based compensation. Salary levels for Company executives are reviewed and may be adjusted annually. In determining appropriate salaries, the Committee considers the CEO’s recommendations as to compensation for other officers, the scope of responsibility and individual performance for each officer, overall corporate performance, and general pay practices of industry competitors and other companies similarly situated to the Company. The members of the Committee have strong backgrounds in the regulation and management of both private and publicly held companies and use their experience to help evaluate the Company’s executive pay practices. Evaluation of corporate performance takes into account special circumstances such as weather variations, competitive conditions and unusual events which can have a material effect on the Company’s operating results compared with budgeted levels. The Committee’s analysis is a subjective process that utilizes no specific weighting or formula for these factors in determining salary amounts.

     Non-equity incentive plan compensation for each of Messrs. Bern, Brizz and Donze for the years reported was set by an annual individual executive incentive plan specific to the named executive. Mr. Bern’s incentive amounts were determined based on the Company’s consolidated earnings before taxes and he earned such incentive compensation as a percentage of consolidated earnings for the full year. Earnings before taxes must exceed a predetermined hurdle amount before any amounts are payable. Percentages increase on a sliding scale as Company earnings increase. The hurdle amounts, percentages and payment terms for Mr. Bern are established by the Compensation Committee of the Board in its discretion after review and recommendation by the Company’s chief executive officer. Similarly, non-equity incentive compensation for Mr. Brizz and Mr. Donze is determined based upon profitability of their respective subsidiaries for the year in question. Their goals, hurdles and percentage amounts also are reset annually. Mr. Bern’s incentive compensation for Fiscal 2007 is payable in two equal installments, one in March, 2008 and the other in March, 2009, with the 2009 installment dependent upon his continued service to the Company and the Company’s continued profitability in Fiscal 2008.

     Stock-based compensation for executive officers is provided under equity compensation plans approved by the Company’s shareholders. Under these plans, the stock-based compensation awarded and vesting periods are decided at the discretion of the Committee. The Committee has not utilized any specific formula for determining stock-based compensation. All stock-based compensation provided by the Company to date has been in the form of stock options, but under the Company’s 2004 Stock Plan the Committee has the flexibility to utilize restricted stock grants and/or SAR’s if it so determines. Any such grants and their timing are made by the Committee in its discretion.

     In determining the total compensation package for the CEO for Fiscal 2007, the Committee determined in its discretion to utilize strictly cash compensation. Reimbursement of certain expenses incurred by Mr. Graziadio and a company affiliated with Mr. Graziadio in connection with the Company’s business is discussed below in the section titled “Certain Relationships and Related Transactions.”

     Due to its relatively small size, the Company currently does not have any defined benefit retirement or pension programs for its executive officers. As the Company matures, such programs could be considered on an as needed basis in order to attract and retain senior management. Accordingly, the Committee’s decisions regarding the provision of equity-based compensation currently is not impacted by consideration of other retirement or pension benefits to which the executive officer may be entitled. The Company currently does not have any contracts in place with executive officers that could result in the payment of compensation as a result of termination or a change-incontrol. Although the Company encourages equity ownership by management, it does not have any program or policy requiring any particular form or amount of equity ownership. The Committee has not engaged in any benchmarking of total compensation for management as it is not aware of any similarly-sized, publicly-held, industry competitors in the gloves, boots and rainwear segment.

Equity Compensation Plans

     The Company has adopted and maintains its 1998 Incentive Stock Option Plan (the “1998 Employee Plan”) under which the Company may issue qualified or non-qualified stock options to employees, consultants and other key persons and its 1998 Non-Employee Director Stock Option Plan (“1998 Director Plan”). Options granted to the named executives prior to 2005 were granted under the 1998 Employee Plan or the 1998 Director Plan. The Company also has adopted its 2004 Stock Incentive Plan for employees, directors and consultants (“2004 Stock Plan”). Under the 2004 Stock Plan, the Company may issue long-term incentive compensation in the form of stock options, performance-based awards, stock appreciation rights (“SAR’s”) and/or restricted stock units to eligible persons. The Company has no SAR’s outstanding. There were no grants of options or other equity-based compensation to executive officers under any plans during Fiscal 2007. The Company does not maintain any retirement or pension benefit plans for its executives, other than tax-qualified defined contribution plans and a non-qualified deferred compensation plan.

The following table sets forth information concerning outstanding unexercised options and other equity plan awards as of December 29, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2007

	Option Awards					Stock
						Awards
			Equity
	Number of	Number of	Incentive
	Securities	Securities	Plan
	Under-	Under-	Awards:
	lying	lying	Number of
	Unexer-	Unexer-	Securities
	cised	cised	Under-lying
	Options	Options	Unexer-
	(#)	(#)	cised	Option	Option
	Exercis-	Unexer-	Unearned	Exercise	Expiration
Name	able	cisable	Options (#)	Price	Date	None
G. Louis Graziadio III	30,000	-0-	-0-	1.75	3/09/2009	None
	100,000	-0-	-0-	1.90	3/27/2012
	4,500	-0-	-0-	7.00	3/31/2014
	30,000	-0-	-0-	7.50	3/31/2015
Richard Bern	5,000	-0-	-0-	3.75	12/27/2012	None
	5,000	-0-	-0-	3.20	3/17/2013
	10,000	-0-	-0-	7.00	3/31/2014
James F. Sanders	6,000	-0-	-0-	1.75	3/09/2009	None
	4,000	-0-	-0-	3.625	12/31/2009
	10,000	-0-	-0-	7.50	3/14/2015

Director Compensation

     During Fiscal 2007, each of the Company’s non-employee directors earned an annual stipend of $15,000 and quarterly directors’ fees of $2,000. In addition, the Company pays non-employee directors $1,200 per special Board meeting attended (i.e., non-regularly scheduled meeting) or for more than four regular board meetings per year. During Fiscal 2007, Committee members received compensation of $1,000 per committee meeting attended. The total cash compensation paid to all non-employee directors during Fiscal 2007 was $106,000. The Company also may reimburse its directors for reasonable expenses incurred in connection with attending Board and committee meetings. Employee directors are not separately compensated for their service as a director.

2007 DIRECTOR COMPENSATION

	Fees Earned or	Stock	Option
Name	Paid in Cash ($)	Awards	Awards	Total ($)
William R. Lang	27,000	-0-	15,750	42,750
Perry A. Lerner	28,000	-0-	2,640	30,640
Lee E. Mikles	28,000	-0-	2,640	30,640
Paul A. Novelly	23,000	-0-	2,640	25,640

     All cash consideration reflected in the “Fees Earned” column above was in respect of the directors’ annual stipends and committee meeting fees. During Fiscal 2007, the Company issued non-qualified options for 10,000 shares of Company common stock under the 2004 Stock Incentive Plan to Mr. Lang. There were no awards of restricted stock during Fiscal 2007 and there were no directors’ options exercised. The amounts reflected in the “Option Awards” column above reflect the dollar amount recognized by the Company for financial statement reporting purposes with respect to the vesting during Fiscal 2007 of options awarded to the named directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Equity Compensation Plan Information as of the end of Fiscal 2007

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
Plan Category	exercise of	outstanding	future issuance under
	outstanding options,	options, warrants	equity compensation
	warrants and rights	and rights	plan (excludes column a)
	(a)	(b)	(c)
Equity Compensation
Plans approved by	336,000	$3.33	122,834
security holders
Equity Compensation
Plans not approved	-0-	N/A	-0-
by security holders
Total	336,000	$3.33	122,834

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The following table sets forth, as of April 1, 2008, certain information regarding the beneficial ownership of the Company’s common stock by (i) each person known by the Company to be beneficial owner of more than five percent of the outstanding shares of Company common stock, (ii) each director; (iii) each named Executive Officer; and (iv) all directors and executive officers as a group.

	Stock Beneficially Owned
	No. of
Name and Address of Beneficial Owner (1)	Shares	% of Class (2)
Ginarra Partners, LLC (3)	576,388	24.93%
149 Palos Verdes Blvd., Suite G
Redondo Beach, CA 90277
Graziadio Family Trust u/d/t 10-13-1975 (4)	410,519	17.76%
16633 Ventura Boulevard, Suite 510
Encino, CA 91436
G. Louis Graziadio III (5)	287,500	12.44%
Chairman, President and CEO
Advisory Research, Inc. (6)	138,150	6.84%
180 No. Stetson St., Suite 5500
Chicago, IL 60601
Perry A. Lerner (7)	67,004	2.90%
Director
Lee E. Mikles (7)	27,500	1.19%
Director
Paul A. Novelly (7) (8)	114,783	4.96%
Director
William R. Lang (9) (10)	6,666	*
Director
Richard Bern (11)	28,500	1.23%
Operational Consultant
James F. Sanders (9) (12)	20,000	*
Secretary and General Counsel
All Directors and Executive Officers as a	1,538,860	66.56%
Group (Excludes Advisory Research, Inc.)
____________________

(1)

Unless otherwise noted, the Company believes all persons named in the table have sole voting and investment power with respect to shares of common stock beneficially owned by them. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial” owner of securities if he or she has or shares the power to vote or direct the voting of such securities or the power to direct the disposition of such securities. More than one person may be deemed to be a beneficial owner of the same securities.

(2)	Percent of class owned is based on the number of shares outstanding plus options exercisable by the named beneficial owners. An asterisk in this column indicates that the named person holds less than 1% of the issued and outstanding shares.

(3)	Mr. Graziadio has sole voting and investment power over these shares in his capacity as chief executive officer of Second Southern Corp., which is the manager of Ginarra Partners, LLC. Mr. Graziadio disclaims any pecuniary interest or beneficial ownership of the shares owned by Ginarra Partners, LLC.

(4)	Shares are owned by the Graziadio Family Trust, a trust established by Mr. Graziadio, but as to which he is neither a trustee nor a beneficiary. Mr. Graziadio disclaims beneficial ownership of all shares owned by the Graziadio Family Trust. Mr. Lang and Mr. Sanders serve as two of the three trustees of the Graziadio Family Trust.

(5)	Includes a total of 164,500 shares subject to options granted under the Company’s incentive stock plans. Does not include 576,388 shares held by Ginarra Partners, LLC, as to which Mr. Graziadio has sole voting and investment power by virtue of being the chief executive officer of the manager of Ginarra Partners. Does not include 410,519 shares which are owned by the Graziadio Family Trust, a trust established by Mr. Graziadio, but as to which he is neither a trustee nor a beneficiary. Mr. Graziadio disclaims beneficial ownership of all shares owned by the Graziadio Family Trust and Ginarra Partners, LLC.

(6)	Based on a Schedule 13G filed by Advisory Research, Inc. with the SEC on February 13, 2008.

(7)	Includes 27,500 shares subject to options granted under the Company’s 1998 Director Plan.

(8)	Includes 87,283 shares which are owned by St. Albans Global Management LLLP, a Delaware limited liability limited partnership, as to which Mr. Novelly is the chief executive officer. Mr. Novelly disclaims beneficial ownership of the shares owned by St. Albans Global Management LLLP.

(9)	Mr. Lang and Mr. Sanders serve as two of the three trustees of the Graziadio Family Trust (“Trust”) (see footnote 4 above). As a trustee, each shares voting and investment power with respect to the 410,519 shares owned by the Trust. Each of Mr. Lang and Mr. Sanders disclaims any pecuniary interest in or beneficial ownership of the shares owned by the Trust.

(10)	Includes 6,666 shares subject to options granted under the Company’s 2004 Stock Plan.

(11)	Includes 20,000 shares subject to options granted under the Company’s 1998 Employee Plan.

(12)	Includes 10,000 shares subject to options granted under the Company’s 2004 Stock Plan and 10,000 shares subject to options granted under the Company’s 1998 Employee Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company reimburses or pays costs and expenses incurred by Second Southern Corp. and Ginarra Partners, LLC, companies affiliated with Mr. Graziadio, in connection with Mr. Graziadio’s execution of his duties as chairman and chief executive officer of the Company. These costs include clerical and administrative support, travel and entertainment expenses, and certain direct overhead costs including, but not limited to, postage, communication charges and office supplies. Payments to such affiliates of Mr. Graziadio for such costs and expenses in fiscal years 2007, 2006 and 2005 were $154,415, $130,998 and $120,571, respectively. William R. Lang, a director of the Company, is the chief financial officer of Second Southern Corp.

     James F. Sanders, corporate secretary of the Company, provides general counsel services to the Company. During Fiscal 2007, Mr. Sanders was paid $135,250 for legal services and reimbursement of related costs and expenses. Mr. Sanders also is employed by Apex Oil Company, Inc., a company controlled by Paul A. Novelly, a director of the Company.

     Richard Bern, a former president of the Company’s Boss Manufacturing Company subsidiary, currently provides executive services to the Company as an operations consultant. Mr. Bern provides services in all of the Company’s significant operational areas, including sales, production, distribution and purchasing, including relations with foreign vendors.

     On July 30, 2004, the Company acquired all outstanding shares of common stock of Galaxy Balloons, Incorporated (“Galaxy”) from Terrence J. Brizz, who continues to serve as president of Galaxy. Under the stock purchase agreement, Mr. Brizz received payment of: (i) $200,000 of deferred purchase price, payable in two equal annual increments of $100,000 each on the first and second anniversaries of the purchase date, (ii) $50,000 under a non-compete agreement, similarly payable in two equal annual installments of $25,000 each, and (iii) up to an additional $400,000 of earn-out payments depending upon Galaxy’s financial performance during fiscal years 2005 through 2007. During Fiscal 2006, the Company paid $125,000 to Mr. Brizz in connection with the deferred purchase price and non-compete provisions of the Galaxy stock purchase agreement and $200,000 in earn-out payment with respect to Galaxy’s 2005 financial performance. Galaxy’s financial performance during Fiscal 2006 also exceeded the specified contractual benchmarks, thereby entitling Mr. Brizz to the final $200,000 earn-out payment, which amount was paid in March, 2007.

DIRECTOR INDEPENDENCE

     Three of the Company’s five directors, Messrs. Lerner, Novelly and Mikles, are independent of the Company as determined under applicable rules and regulations of the NASDAQ Stock Market. Mr. Graziadio is Chief Executive Officer of the Company and Mr. Lang is employed by a company affiliated with Mr. Graziadio, so neither of them is independent of the Company.

     The members of the Audit Committee are Messrs. Mikles, Lerner and Lang. Mr. Mikles and Mr. Lerner are independent of the Company while Mr. Lang is not. The members of the Compensation Committee are Mr. Novelly and Mr. Lerner, both of whom are independent.

Item 14. Principal Accountant Fees and Services

     The Audit Committee approves the engagement of the Company’s independent auditors prior to their rendering of audit or non-audit services and sets their compensation. The firm of McGladrey & Pullen, LLP, Certified Public Accountants (“McGladrey”), served as the Company’s independent auditors for Fiscal 2007. Pursuant to SEC regulations, the Audit Committee approves all fees payable to the independent auditors for all routine and non-routine services provided. The Audit Committee considers and approves the budget for the annual audit and financial statement review services on a fixed fee basis prior to initiation of the work. Non-routine services in the ordinary course of business which are not prohibited under SEC regulation, such as tax planning, tax compliance and other services, generally are pre-approved on a case-by-case basis. All of the fees paid to the independent auditors in Fiscal 2007 were pre-approved by the Audit Committee.

     Audit Fees: During Fiscal 2007, the Company incurred fees of $131,000 for audit and financial statement review services from McGladrey and $110,000 for those services during Fiscal 2006.

     Audit-Related Fees: For Fiscal 2007, the Company incurred fees of $1,400 to McGladrey for audit related services and $1,960 for those services during Fiscal 2006.

     Tax Fees: During Fiscal 2007, the Company incurred fees of $47,125 to RSM McGladrey, Inc. (RSM), an affiliate of McGladrey, for tax compliance, tax advice and tax planning. During Fiscal 2006, the Company incurred fees of $16,000 to RSM for such services. State tax services were added during 2007 and account for the increase in 2007 tax related fees to RSM.

     All Other Fees: During Fiscal 2007 and Fiscal 2006, the Company incurred no fees for services other than audit, audit-related and tax-related services from McGladrey.

PART IV

Item 15. Exhibits and Financial Statements Schedules

The following exhibits are filed with this report.

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
Date: April 28, 2008