Form 10-Q
period 2008-03-29
BOSS HOLDINGS INC
filed 2008-05-13
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 29, 2008
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

221 West First Street
Kewanee, Illinois 61443
(Address of principal executive offices)

(309) 852-2131
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X         No___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___      No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 1, 2008
Common Stock, $.25 par value	2,018,345

Part I - Financial Information
Item 1. Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 29,	December 29,
	2008	2007
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,547	$2,557
Accounts receivable, net	7,367	8,278
Inventories	15,692	15,983
Deferred tax asset	1,199	1,199
Prepaid expenses and other	453	579
Total current assets	27,258	28,596

Property and Equipment, net	3,425	3,528

Other Assets	186	219
Intangibles, net of amortization	527	561
Goodwill	3,655	3,666
Deferred tax asset	2,427	2,417
	$37,478	$38,987

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term obligations	$520	$511
Accounts payable	1,458	2,370
Accrued payroll and related expenses	913	1,191
Accrued liabilities and other	1,142	1,259
Total current liabilities	4,033	5,331

Long-Term Obligations, net of current portion	1,922	2,054

Deferred Compensation	201	200

Stockholders' Equity:
Common stock, $.25 par value	505	505
Additional paid-in capital	66,465	66,463
Accumulated deficit	(35,819)	(35,809)
Accumulated other comprehensive income	171	243
Total stockholders' equity	31,322	31,402
	$37,478	$38,987

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Quarter Ended	Quarter Ended
	March 29,	March 31,
	2008	2007
Net sales	$13,354	$13,369

Cost of sales	10,367	10,165

Gross profit	2,987	3,204

Operating expenses	2,925	2,946

Operating income	62	258

Other income (expense):
Interest income	19	13
Interest expense	(74)	(69)
Other	2	5
	(53)	(51)

Income before income tax	9	207

Income tax expense	19	81
Net income (loss)	$(10)	$126

Comprehensive income (loss)	$(82)	$131

Weighted average shares outstanding	2,018,345	1,997,404

Basic earnings per common share	$0.00	$0.06

Diluted earnings per common share	$0.00	$0.06

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 29,	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income (loss)	$(10)	$126
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	139	115
Stock based compensation	2	20
Deferred tax expense (benefit)	(3)	63
Changes in assets and liabilities:
Decrease in:
Accounts receivable	890	883
Inventories	256	781
Prepaid expenses and other current assets	91	33
Other assets	18	24
(Decrease) in:
Accounts payable	(839)	(682)
Accrued liabilities	(379)	(590)
Net cash provided by operating activities	165	773

Cash Flows from Investing Activities:
Purchases of property and equipment	(15)	(129)
Net cash (used in) investing activities	(15)	(129)

Cash Flows from Financing Activities:
Repayment on long-term obligation	(106)	(134)
Proceeds from exercise of stock options	-	66
Net cash (used in) financing activities	(106)	(68)
	-
Effect of exchange rates on cash and cash equivalents	(54)	(5)

Increase (decrease) in cash and cash equivalents	(10)	571

Cash and cash equivalents:
Beginning of period	2,557	1,002
End of period	$2,547	$1,573

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

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A, for the year ended December 29, 2007. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Quarter Ended
($ in Thousands)	March 29,	March 31,
	2008	2007
Numerator for basic and diluted net earnings
per common share, earnings (loss) attributable
to common stockholders	$(10)	$126

Denominator for basic net earnings
per common share, weighted
average shares outstanding	2,018,345	1,997,404
Effect of dilutive securities,
employee stock options	-	185,156
Denominator for diluted earnings
per common share	2,018,345	2,182,560

Basic earnings, per common share	$0.00	$0.06

Diluted earnings, per common share	$0.00	$0.06

Options to purchase 205,680 shares of common stock were not included in the computation of diluted earnings per share during the first quarter of 2008 because the Company operated at a loss during this period; therefore the effect would be antidilutive.

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

($ in Thousands)	Three Months Ended
	March 29, 2008	March 31, 2007
Net income (loss)	$(10)	$126
Other comprehensive income
Foreign currency translation adjustments	(52)	(5)
Unrealized gain (loss) on interest rate swap agreements
net of ($10) and $2, respectively, of income taxes	(20)	10
Total comprehensive income (loss)	$(82)	$131

Note 4. Fair Value Measurements

     Effective December 30, 2007, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (SFAS 157), as it applies to our financial instruments, and Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). SFAS 157 defines fair value, outlines a framework for measuring fair value, and details the required disclosures about fair value measurements. SFAS 159 permits companies to irrevocably choose to measure certain financial instruments and other items at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.

     Under SFAS 157, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS 157 establishes a hierarchy in determining the fair value of an asset or liability. The fair value hierarchy has three levels of inputs, both observable and unobservable. SFAS 157 requires the utilization of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market for identical assets or liabilities. Level 2 inputs are market data, other than Level 1, that are observable either directly or indirectly. Level 2 inputs include quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

     Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value as permitted by SFAS 159. No events occurred during the first quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

     The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

($ in Thousands)	Carrying Amount		Fair Value Measurements Using
	in Consolidated
	Balance Sheets	Fair Value
	March 29, 2008	March 29, 2008	Level 1	Level 2	Level 3
Money market funds	$1	$1	$1
Daily investment sweep	$2,228	$2,228	$2,228
Marketable Securities (included in other assets)	$201	$201	$201
Interest rate swap liability	$(35)	$(35)		$(35)

     The valuation of the derivative instruments shown in the table above were provided by the Company’s primary lender and are based on mid-market levels as of the close of business on the dates indicated above.

Note 5. Corporate Office Relocation

     During April, the Company decided to move its corporate office from 221 W. First Street in Kewanee, into the office of the Company’s existing warehouse facility at 1221 Page Street in Kewanee. The Company is in the process of offering the building at 221 W. First Street for sale and is determining market value of the property. The Company believes this will result in an impairment charge of approximately $195,000 in the second quarter of 2008.

Note 6. Operating Segments and Related Information

     The Company operates in the work gloves and protective wear segment through its Boss Manufacturing Company subsidiary, which imports, markets and distributes gloves, boots and rainwear products and hands-free lighting products. In addition, through Boss Pet the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its Galaxy Balloons subsidiary, the Company also markets custom imprinted balloons, balls and other primarily inflatable products.

The following table provides summarized information concerning the Company’s reportable segments. In this table, the Company’s corporate operations are grouped into a miscellaneous column entitled, “Corporate and Other.”

($ in Thousands)	Work Gloves and				Promotional and		Corporate
	Protective Wear		Pet Supplies		Specialty Products		and Other		Total
1st Quarter	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Revenue	$9,381	$9,103	$1,887	$2,218	$2,086	$2,048	$-	$-	$13,354	$13,369
Operating income (loss)	192	344	175	241	(59)	(59)	(246)	(268)	62	258
Total assets	24,403	22,046	3,187	3,206	6,267	5,624	3,621	4,538	37,478	35,414
Intangibles	925	571	-	-	3,257	2,962	-	-	4,182	3,533

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

Sales

Sales by Segment $(000)	Quarter
	2008	2007
Work gloves and protective wear	9,381	9,103
Pet supplies	1,887	2,218
Promotional & specialty products	2,086	2,048
Total sales	13,354	13,369

     Total revenues for the three months ended March 29, 2008 decreased slightly from the comparable quarter in 2007. The sales decline in the Company’s pet supplies segment was partially offset by increases in work gloves and protective wear and the promotional and specialty products segment.

     First quarter sales in the work gloves and protective wear segment increased $278,000, or 3.1%, compared to the first quarter of 2007. The addition of the Canadawide Safety business to Boss Canada accounted for $212,000 of this increase and increases in CAT® branded product sales accounted for the rest.

     Sales in the promotional and specialty products segment increased $38,000, or 1.9%, compared to the prior year. This increase was from non-balloon products as the company continues its efforts to expand its product line.

     At the pet supplies segment, sales decreased $331,000, or 14.9%, during the first quarter of 2008 compared to 2007. At the end of 2007 a major customer started its own direct import program, which negatively affected sales by approximately $90,000. This along with a late spring has had a negative impact on first quarter sales.

Cost of Sales

Cost of Sales by Segment $(000)	Quarter
	2008		2007
	$	%	$	%
Work gloves and protective wear	7,263	77.4%	6,937	76.2%
Pet supplies	1,467	77.7%	1,658	74.8%
Promotional & specialty products	1,637	78.5%	1,570	76.7%
Total cost of sales	10,367	77.6%	10,165	76.0%

     Cost of sales for the three months ended March 29, 2008 totaled $10,367, up $202,000 from the corresponding period of 2007, with cost of sales as a percentage of sales up 1.6 percentage points from the prior year.

     Margins in the work gloves and protective wear segment, along with the pet supplies segment, have been affected by cost increases from suppliers and the inability to pass these increases along to customers fast enough. In the promotional and specialty products segment, margins have declined as a result of increased freight costs.

     Costs in the work gloves and protective wear segment remain volatile with the Company continuing to experience significant cost increases on all products because of the weakness of the dollar along with increases in labor and material costs. Management attempts to pass such cost increases through to customers to maintain margins, but competitive pressures often make this difficult.

Operating Expenses

Operating Expenses by Segment $(000)	Quarter
	2008		2007
	$	%	$	%
Work gloves and protective wear	1,926	20.5%	1,822	20.0%
Pet supplies	245	13.0%	319	14.4%
Promotional & specialty products	508	24.4%	537	26.2%
Corporate and other	246	-	268	-
Total operating expenses	2,925	21.9%	2,946	22.0%

     Total operating expenses decreased $21,000 during the first quarter of 2008 compared to the corresponding period in 2007. Increased operating cost at the work gloves and protective wear segment, due to the addition of Canadawide Safety and increased administration cost because of the timing of audit fee expense, was offset by expense savings at the pet supplies and promotional and specialty products segment.

Earnings (Loss) From Operations

Operating Income (Loss) by Segment $(000)	Quarter
	2008		2007
	$	%	$	%
Work gloves and protective wear	192	2.0%	344	3.8%
Pet supplies	175	9.3%	241	10.9%
Promotional & specialty products	(59)	-2.8%	(59)	-2.9%
Corporate and other	(246)	-	(268)	-
Total operating income	62	0.5%	258	1.9%

     On a consolidated basis, the Company’s operating income for the first quarter of 2008 decreased by $196,000 compared to 2007 due to lower margins resulting from increased product costs and the inability to pass these increases on to the customer.

Other Income and (Expense)

     The Company incurred $74,000 in interest expense during the first quarter of 2008, an increase of $5,000 from the first quarter of 2007. This was a result of the purchase of Canadawide Safety during the second quarter of 2007.

Taxes

     In the first quarter of 2008, the Company recorded an income tax expense of $4,000 based on current federal and estimated average state income tax rates. In addition, another $15,000 of expense was recorded which primarily related to the reduction of expected state income tax credits. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

Liquidity and Capital Resources

     Operating activities provided $165,000 in cash during the first quarter of 2008, compared to $773,000 in 2007. This favorable cash performance was attributable to reduced inventory and accounts receivable partially offset by decreases in payables and accruals. The favorable performance during the first quarter of 2007 was the result of inventory reductions of $781,000 in the work gloves and protective wear segment.

     Investing activities used $15,000 in the first quarter of 2008, compared to $129,000 during the comparable period in 2007. The $15,000 spent during the first quarter was for facility improvements at the promotional and specialty products segment. The Company expects to make $100,000 in information technology enhancements and facility improvements at the corporate office in the second quarter, along with approximately $60,000 in equipment purchases at the promotional and specialty products segment.

     Financing activities used $106,000 to pay down long-term loans during the first quarter of 2008. There are currently no borrowings against the Company’s primary line of credit.

     At March 29, 2008 the Company had $2,547,000 in cash with zero borrowings against its $7,000,000 revolving line of credit. The Company was in compliance with its credit facility loan covenants as of March 29, 2008. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company’s financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $784,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $476,000 of the Company’s term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

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

BOSS HOLDINGS, INC.

Dated:	May 13, 2008	By:	/s/	Steven G. Pont
Steven G. Pont
Vice President of Finance
(Principal financial officer)