Form 10-Q
period 2008-06-28
BOSS HOLDINGS INC
filed 2008-08-12
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 28, 2008
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Non-accelerated filer [   ]      Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes           No  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Common Stock, $.25 par value	2,018,345

Part I – Financial Information

Item 1. Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	June 28,	December 29,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$2,366	$2,557
Accounts receivable, net	6,914	8,278
Inventories	16,751	15,983
Deferred tax asset	1,199	1,199
Prepaid expenses and other	421	579
Total current assets	27,651	28,596

Property and Equipment, net	3,408	3,528

Other assets	216	219
Intangibles, net of amortization	497	561
Goodwill	3,657	3,666
Deferred tax asset	2,359	2,417
	$37,788	$38,987

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term obligations	$489	$511
Accounts payable	1,873	2,370
Accrued payroll and related expenses	754	1,191
Accrued liabilities and other	1,177	1,259
Total current liabilities	4,293	5,331

Long-Term Obligations, net of current portion	1,818	2,054

Deferred Compensation	207	200

Stockholders' Equity:
Common stock, $.25 par value; 2,018,345 shares	505	505
Additional paid-in capital	66,467	66,463
Accumulated (deficit)	(35,694)	(35,809)
Accumulated other comprehensive income	192	243
Total stockholders' equity	31,470	31,402
	$37,788	$38,987

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

			Six Months	Six Months
	Quarter Ended	Quarter Ended	Ended	Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net sales	$13,287	$12,963	$26,641	$26,332

Cost of sales	10,191	9,732	20,558	19,897

Gross profit	3,096	3,231	6,083	6,435

Operating expenses	2,824	2,928	5,749	5,874

Operating income	272	303	334	561

Other income (expense):
Interest income	10	49	29	62
Interest expense	(78)	(72)	(152)	(141)
Other	-	1	2	6
	(68)	(22)	(121)	(73)

Income before income tax	204	281	213	488

Income tax expense	79	111	98	192
Net income	$125	$170	$115	$296

Comprehensive income	$146	$279	$64	$410

Weighted average shares outstanding	2,018,345	2,007,703	2,018,345	2,002,553

Basic earnings per common share	$0.06	$0.08	$0.06	$0.15

Diluted earnings per common share	$0.06	$0.08	$0.05	$0.13

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 28,	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$115	$296
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	327	261
Stock based compensation	4	22
Deferred tax expense	62	168
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,346	1,343
Inventories	(797)	1,041
Prepaid expenses and other current assets	157	(78)
Other Assets	60	9
Increase (decrease) in:
Accounts payable	(458)	(732)
Accrued liabilities	(517)	(258)
Net cash provided by operating activities	299	2,072

Cash Flows from Investing Activities:
Purchases of property and equipment	(98)	(197)
Acquisition of operating assets	-	(337)
Net cash used in investing activities	(98)	(534)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	364
Repayment on long-term obligation	(243)	(169)
Proceeds from exercise of stock options	-	86
Net cash provided by (used in) financing activities	(243)	281

Effect of exchange rates on cash and cash equivalents	(149)	97

Increase (decrease) in cash and cash equivalents	(191)	1,916

Cash and cash equivalents:
Beginning of period	2,557	1,002
End of period	$2,366	$2,918

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

Note 2. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Six Months Ended
($ in Thousands)	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net earnings
per common share, earnings
attributable to common stockholders	$125	$170	$115	$296

Denominator for basic net earnings
per common share, weighted
average shares outstanding	2,018,345	2,007,703	2,018,345	2,002,553
Effect of dilutive securities,
employee stock options	197,214	197,382	201,447	191,269
Denominator for diluted earnings
per common share	2,215,559	2,205,085	2,219,792	2,193,822

Basic earnings, per common share	$0.06	$0.08	$0.06	$0.15

Diluted earnings, per common share	$0.06	$0.08	$0.05	$0.13

Note 3. Comprehensive Income (Loss)

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

	Quarter Ended		Six Months Ended
($ in Thousands)	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net income	$125	$170	$115	$296
Other comprehensive income
Foreign currency translation adjustments	7	102	(45)	113
Unrealized gain (loss) on interest rate swap agreements
net of income taxes	14	7	(6)	1
Total comprehensive income	$146	$279	$64	$410

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

     Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value as permitted by SFAS 159. No events occurred during the second quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

     The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount		Fair Value Measurements Using
	in Consolidated
	Balance Sheets	Fair Value
	June 28, 2008	June 28, 2008	Level 1	Level 2	Level 3
Money market funds	$1	$1	$1
Daily investment sweep	$1,840	$1,840	$1,840
Marketable Securities (included in other assets)	$207	$207	$207
Interest rate swap liability	$(11)	$(11)		$(11)

     The valuation of the derivative instruments shown in the table above were provided by the Company’s primary lender and are based on mid-market levels as of the close of business on the dates indicated above.

Note 5. Corporate Office Relocation

     During April, the Company decided to move its corporate office from 221 W. First Street in Kewanee, IL into the office of the Company’s existing warehouse facility at 1221 Page Street in Kewanee. The Company is in the process of offering the building at 221 W. First Street for sale and is determining market value of the property. The Company is also contemplating donating the building which will result in an expense of approximately $100,000 during the third quarter.

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

(In Thousands)	Work Gloves and				Promotional and		Corporate
	Protective Wear		Pet Supplies		Specialty Products		and Other		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Quarter:
Revenue	$9,066	$8,726	$1,602	$1,727	$2,619	$2,510	$-	$-	$13,287	$12,963
Operating income (loss)	139	55	79	232	269	278	(215)	(262)	272	303
Total assets	24,490	23,214	3,260	2,987	6,469	5,762	3,569	4,447	37,788	36,410
Intangibles	920	940	-	-	3,234	2,957	-	-	4,154	3,897

Year-to-Date:
Revenue	$18,447	$17,829	$3,489	$3,945	$4,705	$4,558	$-	$-	$26,641	$26,332
Operating income (loss)	331	399	254	473	210	219	(461)	(530)	334	561

Item 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Sales
Sales by Segment	Quarter		Year-to-Date
$(000)	2008	2007	2008	2007
Work gloves and protective wear	9,066	8,726	18,447	17,829
Pet supplies	1,602	1,727	3,489	3,945
Promotional & specialty products	2,619	2,510	4,705	4,558
Total sales	13,287	12,963	26,641	26,332

     Total revenues for the three months ended June 28, 2008 increased $324,000 or 2.5% from the comparable quarter in 2007. This sales increase during the second quarter was primarily attributable to the Company’s core work gloves and protective wear segment with sales also up in the promotional and specialty products segment. Sales declined in the pet supplies segment.

     Second quarter sales in the Company’s work gloves and protective wear segment were $340,000 or 3.9% ahead of the comparable period in 2007. CAT branded product sales increased $180,000 with the major portion of the increase coming from foreign distributors. The addition of the Canadawide Safety business to Boss Canada accounted for $119,000 of the increase.

     Sales increased $109,000 or 4.3% in the promotional and specialty products segment for the second quarter of 2008, compared to the prior year. This increase was from non-balloon products as the company continues its efforts to expand its product line.

     In the pet supplies segment, sales decreased $125,000 or 7.2% during the second quarter of 2008 compared to 2007. At the end of 2007 a major customer started its own direct import program, which has negatively affected sales for the second quarter by approximately $170,000. The addition of some new retailers and distributors, new store openings for existing accounts and increased product offerings all have helped to partially offset these lost sales.

     For the six months ended June 28, 2008, consolidated revenues increased $309,000 or 1.2%, compared to the same period in 2007. The work gloves and protective wear segment is up 3.5% with increased sales of CAT® branded product and additional sales from Canada as a result of the Canadawide acquisition. Sales growth of 3.3% in the promotional and specialty products segment also contributed during the first half, with new product sales providing this sales growth. Pet sales decreased $456,000 or 13.1% during the first half of 2008 compared to the first six months of 2007. Most of this sales loss at pet is attributable to the one major customer with the direct import program.

     Management anticipates seasonal sales increases during the upcoming quarter in the work gloves and protective wear segment with the approach of colder weather. The promotional and specialty products segment is also anticipated to increase due to fall sports related activity. Management is cautiously optimistic, but revenues may be affected by the current economic conditions, especially in the consumer market place where results have been somewhat soft. Sales in the pet supplies segment generally decline during the third and fourth quarters when pet owners reduce outside activities. The Company expects sales of CAT® branded goods to continue to grow over the balance of the year with new product offerings and the continued expansion of both domestic and foreign customers.

Cost of Sales

Cost of Sales by Segment $(000)	Quarter				Year-to-Date
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Work gloves and protective wear	7,098	78.3%	6,755	77.4%	14,361	77.9%	13,692	76.8%
Pet supplies	1,306	81.5%	1,295	75.0%	2,773	79.5%	2,953	74.9%
Promotional & specialty products	1,787	68.2%	1,682	67.0%	3,424	72.8%	3,252	71.3%
Total cost of sales	10,191	76.7%	9,732	75.1%	20,558	77.2%	19,897	75.6%

     Cost of sales for the three months ended June 28, 2008 increased $459,000 over the prior year. Approximately half of this increase was related to the additional sales volume, while the remaining portion is related to vendor cost increases.

     Margins in the work gloves and protective wear segment, along with the pet supplies segment, have been affected by cost increases from suppliers and the inability to pass these increases along to customers fast enough. In the promotional and specialty products segment, margins have declined as a result of increased freight costs.

     For the six-month period ended June 28, 2008, cost of sales increased $661,000 from the prior year, increasing the cost of sales percentage by 1.6 percentage points. A portion of this increase is a result of the additional volume, but the large portion is due to cost increases from suppliers.

     Costs in the work gloves and protective wear segment remain volatile with the Company continuing to experience significant cost increases on all products because of the weakness of the dollar along with increases in labor and material costs. Management is attempting to pass these cost increases on to customers to maintain margins, but competitive pressures often make this difficult.

Operating Expenses

Operating Expenses by Segment $(000)	Quarter				Year-to-Date
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Work gloves and protective wear	1,829	20.2%	1,916	22.0%	3,755	20.4%	3,738	21.0%
Pet supplies	217	13.5%	200	11.6%	462	13.2%	519	13.2%
Promotional & specialty products	563	21.5%	550	21.9%	1,071	22.8%	1,087	23.8%
Corporate and other	215	-	262	-	461	-	530	-
Total operating expenses	2,824	21.3%	2,928	22.6%	5,749	21.6%	5,874	22.3%

     Operating expenses during the second quarter of 2008 decreased $104,000 compared to the corresponding period in 2007. The work gloves and protective wear segment represents the major portion of these savings with less commissions and selling expenses as a result of fewer sales representatives, along with less corporate administration expenses.

     For the six-month period ended June 28, 2008, consolidated operating expenses have decreased $125,000 compared to the same six-month period for 2007. The pet segment selling expenses are down from last year along with administration expenses. In 2007 the pet administration expenses included the cost of consolidating the two warehouses. Corporate administration expenses are also below last year with savings in insurance and consulting.

Earnings (Loss) From Operations

Operating Income (Loss) by Segment $(000)	Quarter				Year-to-Date
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Work gloves and protective wear	139	1.5%	55	0.6%	331	1.8%	399	2.2%
Pet supplies	79	4.9%	232	13.4%	254	7.3%	473	12.0%
Promotional & specialty products	269	10.3%	278	11.1%	210	4.5%	219	4.8%
Corporate and other	(215)	-	(262)	-	(461)	-	(530)	-
Total operating income	272	2.0%	303	2.3%	334	1.3%	561	2.1%

     On a consolidated basis, the Company generated $272,000 in operating income during the second quarter of 2008, compared to $303,000 of operating income for the same period in 2007. This decrease in earnings is due to lower margins resulting from increased product costs and the inability to pass these increases on to the customer.

     On a year-to-date basis, the Company generated income from operations of $334,000 through June 28, 2008, compared to $561,000 for the comparable period in 2007. Lower sales volume at the pet segment along with product cost increases at all segments account for the decline in earnings.

Other Income and (Expense)

     The Company incurred $78,000 in interest expense during the second quarter of 2008, an increase of $6,000 from the comparable period in 2007. For the six months ended June 28, 2008, interest expense was $152,000 compared to $141,000 for the same period last year. This increase in interest expense was a result of the purchase of Canadawide Safety by Boss Canada at the end of May 2007.

Taxes

     During 2008, the Company recorded an income tax expense of $79,000 for the second quarter and $83,000 for the first 6 months of the year based on current federal and estimated average state income tax rates. In addition, another $15,000 of expense was recorded during the first quarter, which primarily related to the reduction of expected state income tax credits. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

Liquidity and Capital Resources

     Operating activities provided $299,000 in cash during the six months ended June 28, 2008, compared to $2,072,000 in 2007. Cash performance for the first half of 2008 was mainly attributable to reductions in accounts receivable partially offset by increases in inventory and reductions in payables and accruals. The unfavorable swing in cash performance between 2008 and 2007 resulted primarily from changes in inventory. In 2007, inventory decreased $1,041,000 during the first six months of the year and in 2008, inventory increased $797,000 during the same period. The increase in inventory is a result of additional inventory for new products and higher costs per item from cost increases. Also, aggressive inventory reductions last year left the work gloves and protective wear segment out-of-stock on some items. This year the Company has replenished safety stocks in an effort to reduce out-of-stock situations.

     Investing activities used $98,000 during the six months ended June 28, 2008, compared to $534,000 during the comparable period in 2007. The promotional and specialty products segment has invested $51,000 in new production equipment, the pet supply segment invested $20,000 in material handling equipment and the work gloves and protective wear segment invested in facility improvements at the corporate office. The Company expects to make $100,000 in information technology enhancements and facility improvements at the corporate office during the third quarter. The larger investment activities during the first half of 2007 were mostly in connection with the Company’s acquisition of Canadawide Safety in May 2007.

     Financing activities used $243,000 to pay down long-term loans during the first half of 2008. There are currently no borrowings against the Company’s primary line of credit.

     At June 28, 2008 the Company had $2,366,000 in cash with zero borrowings against its $7,000,000 revolving line of credit. The Company was in compliance with its credit facility loan covenants as of June 28, 2008. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

Item 2. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The value of the Company’s financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $781,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $440,000 of the Company’s term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

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

     Not applicable

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

BOSS HOLDINGS, INC.

Dated:	August 12, 2008	By:	/s/	Steven G. Pont
Steven G. Pont
Vice President of Finance
(principal financial officer)