Form 10-Q
period 2008-09-27
BOSS HOLDINGS INC
filed 2008-11-12
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 27, 2008
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1221 Page Street
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

Non-accelerated filer [   ]      Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common Stock, $.25 par value	2,018,345

Part I – Financial Information
Item 1. Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	September 27,	December 29,
Assets	2008	2007
Current Assets:
Cash and cash equivalents	$431	$2,557
Accounts receivable, net	8,051	8,278
Inventories	18,882	15,983
Deferred tax asset	1,199	1,199
Prepaid expenses and other	405	579
Total current assets	28,968	28,596

Property and Equipment, net	3,524	3,528

Other assets	178	219
Intangibles, net of amortization	464	561
Goodwill	3,651	3,666
Deferred tax asset	2,150	2,417
	$38,935	$38,987

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term obligations	$486	$511
Accounts payable	2,388	2,370
Accrued payroll and related expenses	1,036	1,191
Accrued liabilities and other	1,295	1,259
Total current liabilities	5,205	5,331

Long-Term Obligations, net of current portion	1,687	2,054

Deferred Compensation	169	200

Stockholders' Equity:
Common stock, $.25 par value; 2,018,345 shares	505	505
Additional paid-in capital	66,470	66,463
Accumulated (deficit)	(35,256)	(35,809)
Accumulated other comprehensive income	155	243
Total stockholders' equity	31,874	31,402
	$38,935	$38,987

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

			Nine Months	Nine Months
	Quarter Ended	Quarter Ended	Ended	Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net sales	$14,070	$13,504	$40,711	$39,836

Cost of sales	10,391	9,898	30,951	29,795

Gross profit	3,679	3,606	9,760	10,041

Operating expenses	2,891	2,877	8,640	8,751

Operating income	788	729	1,120	1,290

Other income (expense):
Interest income	7	28	36	90
Interest expense	(77)	(82)	(229)	(223)
Other	1	2	4	8
	(69)	(52)	(189)	(125)

Income before income tax	719	677	931	1,165

Income tax expense	280	273	378	465
Net income	$439	$404	$553	$700

Comprehensive income	$403	$477	$465	$887

Weighted average shares outstanding	2,018,345	2,018,345	2,018,345	2,007,817

Basic earnings per common share	$0.22	$0.20	$0.27	$0.35

Diluted earnings per common share	$0.20	$0.18	$0.25	$0.32

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 27,	September 29,
	2008	2007
Cash Flows from Operating Activities:
Net income	$553	$700
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	491	377
Stock based compensation	6	24
Deferred tax expense	267	360
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	207	463
Inventories	(2,931)	(683)
Prepaid expenses and other current assets	173	128
Other assets	115	11
Increase (decrease) in:
Accounts payable	65	243
Accrued liabilities	(117)	(77)
Net cash provided by (used in) operating activities	(1,171)	1,546

Cash Flows from Investing Activities:
Purchases of property and equipment	(333)	(288)
Acquisition of operating assets	-	(337)
Net cash used in investing activities	(333)	(625)

Cash Flows from Financing Activities:
Proceeds from long-term debt	-	364
Repayment on long-term obligation	(368)	(287)
Proceeds from exercise of stock options	-	87
Net cash provided by (used in) financing activities	(368)	164

Effect of exchange rates on cash and cash equivalents	(254)	173

Increase (decrease) in cash and cash equivalents	(2,126)	1,258

Cash and cash equivalents:
Beginning of period	2,557	1,002
End of period	$431	$2,260

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

Note 2. Earnings (Loss) Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended		Nine Months Ended
($ in Thousands)	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Numerator for basic and diluted net earnings
per common share, earnings
attributable to common stockholders	$439	$404	$553	$700

Denominator for basic net earnings
per common share, weighted
average shares outstanding	2,018,345	2,018,345	2,018,345	2,007,817
Effect of dilutive securities,
employee stock options	178,547	193,678	193,620	192,053
Denominator for diluted earnings
per common share	2,196,892	2,212,023	2,211,965	2,199,870

Basic earnings, per common share	$0.22	$0.20	$0.27	$0.35

Diluted earnings, per common share	$0.20	$0.18	$0.25	$0.32

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

	Quarter Ended		Nine Months Ended
($ in Thousands)	September 27,	September 29,	September 27,	September 30,
	2008	2007	2008	2007
Net income	$439	$404	$553	$700
Other comprehensive income
Foreign currency translation adjustments	(36)	88	(81)	200
Unrealized gain (loss) on interest rate swap agreements
net of income taxes	-	(15)	(7)	(13)
Total comprehensive income	$403	$477	$465	$887

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

     Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value as permitted by SFAS 159. No events occurred during the third quarter 2008 which would require adjustment to the recognized balances of assets or liabilities which are recorded at fair value on a nonrecurring basis.

     The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount		Fair Value Measurements Using
	in Consolidated
	Balance Sheets	Fair Value
	September 27, 2008	September 27, 2008	Level 1	Level 2	Level 3
Money market funds	$1	$1	$1
Daily investment sweep	$431	$431	$431
Marketable Securities (included in other assets)	$169	$169	$169
Interest rate swap liability	$(12)	$(12)		$(12)

     The valuation of the derivative instruments shown in the table above were provided by the Company’s primary lender and are based on mid-market levels as of the close of business on the dates indicated above.

Note 5. Corporate Office Relocation

     During August, the Company moved its corporate office from 221 W. First Street in Kewanee, IL into renovated office space in the Company’s existing warehouse facility at 1221 Page Street in Kewanee. The Company is in the process of donating its former headquarters building to a local charitable organization which will result in an expense of approximately $100,000 during the fourth quarter.

Note 6. Operating Segments and Related Information

     The Company operates in the work gloves and protective wear segment through its Boss Manufacturing Company subsidiary, which imports, markets and distributes gloves, boots, rainwear and hands-free lighting products. In addition, through Boss Pet, the Company imports and markets a line of pet supplies including dog and cat toys, collars, leads, chains and rawhide products. Through its Galaxy Balloon subsidiary, the Company also markets custom imprinted balloons, balls and other primarily inflatable products.

     The following table provides summarized information concerning the Company’s reportable segments. In this table, the Company’s corporate operations are grouped into a miscellaneous column entitled, “Corporate and Other.”

(In Thousands)	Work Gloves and				Promotional and		Corporate
	Protective Wear		Pet Supplies		Specialty Products		and Other		Total
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Quarter:
Revenue	$9,199	$8,838	$1,517	$1,323	$3,354	$3,343	$-	$-	$14,070	$13,504
Operating income (loss)	411	317	125	71	571	603	(319)	(262)	788	729
Total assets	26,019	24,804	2,916	3,152	6,690	6,299	3,310	3,667	38,935	37,922
Intangibles	904	951	-	-	3,211	2,951	-	-	4,115	3,902

Year-to-Date:
Revenue	$27,646	$26,667	$5,006	$5,268	$8,059	$7,901	$-	$-	$40,711	$39,836
Operating income (loss)	740	716	379	544	780	822	(779)	(792)	1,120	1,290

Item 1. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: availability and pricing of goods purchased from international suppliers, foreign currency fluctuations, successful integration of acquired companies, unusual weather patterns which could affect domestic demand for the registrant’s products, pricing policies of competitors, the ability to attract and retain employees in key positions and uncertainties and changes in general economic conditions. The words “believe,” “expect”, “anticipate”, “should”, “could” and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales

Sales by Segment	Quarter		Year-to-Date
$(000)	2008	2007	2008	2007
Work gloves and protective wear	9,199	8,838	27,646	26,667
Pet supplies	1,517	1,323	5,006	5,268
Promotional & specialty products	3,354	3,343	8,059	7,901
Total sales	14,070	13,504	40,711	39,836

     Total revenues for the three months ended September 27, 2008 increased $566,000 or 4.2 % from the comparable quarter in 2007. This sales increase during the third quarter was primarily attributable to the Company’s core work gloves and protective wear segment along with increases in the pet supplies segment. Sales in the promotional and specialty products segment were up slightly.

     Third quarter sales in the Company’s work gloves and protective wear segment were $361,000 or 4.1% ahead of the comparable period in 2007. Both consumer and industrial sales increased as a result of price increases, new customers and new business from existing customers.

     Sales in the pet supplies segment increased $194,000 or 14.7% during the third quarter of 2008 compared to 2007. Expanded sales to several existing accounts and the addition of some new customers more than made up for the loss of a major customer that started its own direct import program at the end of 2007.

     In the promotional and specialty products segment sales were up slightly for the third quarter of 2008, compared to the prior year. Balloon product sales remain lower than last year, but the shortfall has been made up by new products introduced within the last year.

     For the nine months ended September 27, 2008, consolidated revenues increased $875,000 or 2.2%, compared to the same period in 2007. The work gloves and protective wear segment is up 3.7% with increases in industrial, CAT® branded products and additional sales from Canada as a result of the Canadawide acquisition. Sales growth of 2.0% in the promotional and specialty products segment also contributed during the year, with increases coming from new product sales. Sales for the pet supplies segment have decreased $262,000 or 5.0% during the first nine months of 2008 compared to the same period in 2007. Most of the sales loss at Boss Pet is attributable to the major customer that started its own direct import program at the end of 2007.

     Management anticipates seasonal sales increases during the upcoming quarter in the work gloves and protective wear segment with the approach of colder weather. The promotional and specialty products segment is also anticipated to increase due to fall sports related activity. Despite management’s projections, revenues may be adversely affected by the current economic conditions, especially in the consumer market. Sales in the pet supplies segment generally decline during the third and fourth quarters when pet owners reduce outside activities. The Company expects sales of CAT® branded goods to continue to grow over the balance of the year with new product offerings and the continued expansion of both domestic and foreign customers.

Cost of Sales

Cost of Sales by Segment $(000)	Quarter				Year-to-Date
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Work gloves and protective wear	7,036	76.5%	6,677	75.5%	21,399	77.4%	20,368	76.4%
Pet supplies	1,184	78.0%	1,043	78.8%	3,957	79.0%	3,996	75.9%
Promotional & specialty products	2,171	64.7%	2,178	65.2%	5,595	69.4%	5,431	68.7%
Total cost of sales	10,391	73.9%	9,898	73.3%	30,951	76.0%	29,795	74.8%

     Cost of sales for the three months ended September 27, 2008 totaled $10,391,000, up $493,000 from the corresponding period in 2007. Most of this increase was related to additional sales volume, while the remaining portion is related to vendor cost increases in the work gloves and protective wear segment. All segments have been affected by cost increases from suppliers and the inability to pass these increases along to customers fast enough.

     During the third quarter of 2008 margins at both the pet supply segment and the promotional and specialty products segment improved slightly as a result of product mix compared to the third quarter of 2007.

     For the nine-month period ended September 27, 2008, cost of sales increased $1,156,000 from the prior year, increasing the cost of sales percentage by 1.2 percentage points. Approximately half of this increase is a result of the additional volume, while the remaining portion is due to cost increases from suppliers.

     Costs in the work gloves and protective wear segment remain volatile with the Company continuing to experience significant cost increases on all products because of the weakness of the U.S. dollar relative to the Chinese RMB, along with increases in labor and material costs. Management attempts to pass cost increases on to customers to maintain margins, but competitive pressures often make this difficult.

Operating Expenses

Operating Expenses by Segment $(000)	Quarter				Year-to-Date
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Work gloves and protective wear	1,752	19.0%	1,844	20.9%	5,507	19.9%	5,583	20.9%
Pet supplies	208	13.7%	209	15.8%	670	13.4%	728	13.8%
Promotional & specialty products	612	18.2%	562	16.8%	1,684	20.9%	1,648	20.9%
Corporate and other	319	-	262	-	779	-	792	-
Total operating expenses	2,891	20.5%	2,877	21.3%	8,640	21.2%	8,751	22.0%

     Operating expenses during the third quarter of 2008 remained mostly level with the corresponding period in 2007. The work glove and protective wear segment generated savings of $92,000 from lower selling expenses, but this was more than offset by increases in commissions and administration expense at the promotional and specialty products division and auditing fees at the corporate office.

     For the nine-month period ended September 27, 2008, consolidated operating expenses have decreased $111,000 compared to the same nine-month period for 2007. Commissions and selling expenses are down from last year at both the work gloves and protective wear and the pet supplies segments. Corporate administration expenses are also below last year with savings in insurance costs. These savings are partially offset by higher amortization expense at the promotional and specialty products segment.

Earnings (Loss) From Operations

Operating Income (Loss) by Segment $(000)	Quarter				Year-to-Date
	2008		2007		2008		2007
	$	%	$	%	$	%	$	%
Work gloves and protective wear	411	4.5%	317	3.6%	740	2.7%	716	2.7%
Pet supplies	125	8.2%	71	5.4%	379	7.6%	544	10.3%
Promotional & specialty products	571	17.0%	603	18.0%	780	9.7%	822	10.4%
Corporate and other	(319)	-	(262)	-	(779)	-	(792)	-
Total operating income	788	5.6%	729	5.4%	1,120	2.8%	1,290	3.2%

     On a consolidated basis, the Company generated $788,000 in operating income during the third quarter of 2008, compared to $729,000 of operating income for the same period in 2007. This increase in earnings is due to the increase in sales volume at both the work glove and protective wear segment and the pet supply segment.

     On a year-to-date basis, the Company generated income from operations of $1,120,000 through September 27, 2008, compared to $1,290,000 for the comparable period in 2007. Lower sales volume at the pet segment along with product cost increases at all segments account for the decline in earnings.

Other Income and (Expense)

     The Company incurred $77,000 in interest expense during the third quarter of 2008, a decrease of $5,000 from the comparable period in 2007. For the nine months ended September 27, 2008, interest expense was $229,000 compared to $223,000 for the same period last year. This increase in interest expense was a result of the purchase of Canadawide Safety by Boss Canada at the end of May 2007.

Taxes

     During 2008, the Company recorded an income tax expense of $280,000 for the third quarter and $363,000 for the first 9 months of the year based on current federal and estimated average state income tax rates. In addition, another $15,000 of expense was recorded during the first quarter, which primarily related to the reduction of expected state income tax credits. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

Liquidity and Capital Resources

     Operating activities used $1,128,000 in cash during the nine months ended September 27, 2008, compared to generating $1,546,000 of cash during the same period in 2007. The unfavorable swing in cash performance between 2008 and 2007 resulted primarily from changes in inventory. In 2007, inventory increased $683,000 during the first nine months of the year and in 2008, inventory increased $2,931,000 during the same period. The increase in inventory is a result of additional inventory for new products and higher costs per item from cost increases. Also, aggressive inventory reductions last year left the work gloves and protective wear segment out-of-stock on some items. This year the Company has replenished safety stocks in an effort to reduce out-of-stock situations.

     Investing activities used $333,000 during the nine months ended September 27, 2008, compared to $625,000 during the comparable period in 2007. The promotional and specialty products segment has invested $97,000 in new production equipment, the pet supply segment invested $30,000 in material handling equipment and the work gloves and protective wear segment invested $206,000 in information technology enhancements and facility improvements at the corporate office. No major expenditures are planned for the fourth quarter of 2008. The larger investment activities during 2007 were mostly in connection with the Company’s acquisition of Canadawide Safety in May 2007.

     Financing activities used $368,000 to pay down long-term loans during the nine months ended September 27, 2008. There are currently no borrowings against the Company’s primary line of credit.

     At September 27, 2008 the Company had $431,000 in cash with zero borrowings against its $7,000,000 revolving line of credit. The Company was in compliance with its credit facility loan covenants as of September 27, 2008. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

Item 2. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The value of the Company’s financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $768,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $405,000 of the Company’s term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

Item 3. CONTROLS AND PROCEDURES

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

BOSS HOLDINGS, INC.

Dated:	November 11, 2008	By:	/s/ Steven G. Pont
Steven G. Pont
Vice President of Finance
(principal financial officer)