Form 10-K
period 2008-12-27
BOSS HOLDINGS INC
filed 2009-03-27
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-23204

BOSS HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-1972066
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1221 Page Street, Kewanee, Illinois	61443
(Address of Principal Executive Offices)	(Zip Code)

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

     The aggregate market value of the voting and non-voting stock held by non-affiliates as of June 28, 2008 was approximately $5,535,761.

     There were 2,176,047 shares of the Registrant’s common stock outstanding as of March 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the registrant’s definitive proxy statement for its 2009 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

FORWARD LOOKING STATEMENTS OR INFORMATION

     Certain statements, other than statements of historical fact, included in this Annual Report, including, without limitation, the statements under “Current Developments”, “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: continuing effects of the current global financial crisis on demand for both consumer and industrial products, pricing and availability of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant’s products and curtail imprinting operations, pricing policies of competitors, the ability to attract and retain employees in key positions, trends in the advertising specialties industry and other uncertainties and changes in general economic conditions. The words “believe,” “expect”, “anticipate”, “should”, “could” and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

PART I

Item 1. Business

     As used in this report, the terms “Boss” and “Company” refer to Boss Holdings, Inc. (the Registrant), a Delaware corporation, and its operating subsidiaries. The Company’s primary operating subsidiary is Boss Manufacturing Company, a Delaware corporation (“BMC”), originally established in 1893.

     The Company operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supplies business segment and promotional and specialty products segments. As described below, the Company acquired a Canadian safety products supplier in May, 2007 and a small balloon supplier for its promotional products segment in November, 2007.

Work Gloves and Protective Wear

     Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets – consumer and industrial. The consumer market represents approximately 53% of BMC domestic gross product sales and consists of retailers ranging from convenience stores to mass merchandisers as well as hardware and grocery stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These end-users include companies in the agricultural, automotive, energy, lumber, mining and construction industries.

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

     BMC sells to a broad customer base approximating three thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2008, BMC had an open order backlog of approximately $1,444,000 up about $310,000 from the previous year.

     The Company ceased domestic manufacturing operations during 2000 and is now primarily an importer and marketer. Finished goods in this segment are generally widely available from a number of suppliers in various countries. The cost to import many of the goods in this segment increased during 2008, particularly leather products and goods made from oil based fabrics, (such as PVC and nylon), which fluctuated with oil prices. Latex prices increased during the year causing the cost of latex gloves and boots to increase. The strengthening of the Chinese currency against the U.S. dollar and labor shortages in some areas of China have resulted in cost pressure on all products imported from China. The Company has occasionally experienced short-term limitations in the supply of certain imported products, generally due to raw material shortages. Availability of imported goods is further subject to interruptions in shipping as well as import/export documentation and clearing. The Company does not anticipate any significant shortages of purchased goods for resale in 2009.

     The Company is party to a long-term agreement with Caterpillar Inc. under which the Company markets work gloves, safety items and other products under the CAT® trademark. Sales of CAT® products have steadily increased since their introduction in 2003, with total sales of $2,940,000 in 2008, representing 7% of domestic sales in the work gloves and protective wear segment for the year. The Company believes that the CAT® trademark will continue to provide additional sales growth opportunities, both foreign and domestic, while allowing the Company to introduce new products that are less sensitive to market pricing pressures. The Company will continue to expand product offerings under the CAT® trademark in categories that have proven to be successful.

     During the second quarter of 2007, Boss Canada purchased all outstanding shares of privately-held Navillus Group Inc., an Ontario corporation. Through its wholly owned subsidiary, Canadawide Safety Inc. ("Canadawide"), the acquired company imports and distributes safety goods and industrial work wear, including gloves, protective eyewear, face and respiratory protection, as well as first aid and industrial supplies. Immediately following the closing, Canadawide and Navillus Group Inc. were merged with Canadawide as the surviving entity.

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

     The promotional products industry is comprised of over 22,000 registered distributors serving a $19 billion market that has experienced substantial growth over the past decade. This market is very competitive and Galaxy competes against companies offering similar products as well as companies offering other custom imprinted goods such as pens, t-shirts and caps. Galaxy competes on the basis of quality, both in terms of the products offered and the printing process; service, with Galaxy offering quick turn-around times (24 and 48 hour rush service) as well as small minimums at competitive prices.

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

     In November of 2007, Galaxy acquired certain assets of Dipcraft Manufacturing Company, a direct competitor operating in the promotional products industry. Dipcraft, headquartered in Pittsburgh, PA., had been in the manufacturing and balloon printing business since 1946. Dipcraft’s production and printing equipment have been consolidated into Galaxy Balloons’ state-of-the-art facility in Lakewood, OH.

     Due to its broad customer base, Galaxy has little dependence on any one customer. In 2008, Galaxy’s largest customer accounted for only 4% of total sales. Galaxy’s open order backlog was not material at year end due to the seasonal nature of sales in this segment. Typically Galaxy doesn’t have a large back order log because it ships most of its orders in five days or less. Galaxy purchases the finished goods on which it custom imprints products from a number of sources, both domestic and international. Though suppliers are limited in certain product areas, Galaxy has experienced no product shortages in recent years and anticipates an adequate supply of goods in the coming year. Since 2007, this industry has been dealing with a worldwide shortage of helium which negatively affected helium balloon sales and is expected to continue to adversely affect future balloon sales.

     In 2008, Galaxy expanded its sport line of products to include a wider array of foam sport balls, full size name brand sport balls (Wilson, Rawlings and Spalding), sport luggage tags, sport and piggy banks, sport ball water bottles, and sport lanyards. Galaxy has increased its line of ornaments to include heart shaped shatter proof ornaments, glass ornaments and picture frame ornaments. In addition, Galaxy is introducing the revolutionary new Magical Balloon which is an “ink-jettable” balloon that will allow consumers to print any image, photograph or message on a balloon by simply running it through their ink jet printer.

     Additional financial information on the promotional and specialty products segment is included in the “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Pet Supplies

     The Company’s Pet Supply Segment operates as Boss Pet Products, Inc. (“Boss Pet”), a wholly owned subsidiary of BMC. Boss Pet imports, markets and distributes pet cable restraints, collars and leads, pet toys, rawhide chews, shampoos and other pet specialty products. Boss Pet markets its products primarily to pet supply specialty, hardware and discount retailers under the Prestige brand name. In addition, Boss Pet sells products to discount retailers under various privately labeled brand names. Essentially all sales in this segment are within the United States.

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

     The Company generally has multiple sources of supply for substantially all of its product requirements in this segment. Finished goods in this segment have generally been readily available in sufficient quantities. However, the pet supplies segment is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the seasonality in this segment, the open order backlog for pet supplies was not material at the end of 2008 or 2007.

     Due to the market niches served by Boss Pet, these operations serve a smaller customer base with less diversification than the Company’s operations in other segments. Boss Pet’s largest two customers accounted for 39% and 20% of sales in this segment during 2008.

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

Employees

     As of December 27, 2008, Boss employed 223 full-time associates, down 18 from the previous year due to the lower employment levels at the Boss Manufacturing Company distribution center and Galaxy. The Company employed no union employees at the end of 2008. Approximately 212 associates were located in the United States with 11 located in Canada at year end.

     The Company believes its employee relations are excellent. However, the Company’s past success in attracting and retaining employees cannot assure attainment of future employment objectives.

Available Information

     Information concerning the Company and its products can be obtained from its primary internet website at www.bossgloves.com. The Company’s public financial reports and insider trading reports can be accessed under the “About Boss” subsection of the website area titled “Company Information”. In addition, information about products available from subsidiary operations is available at the following websites: www.galaxyballoon.com and www.bosspet.com.

Item 2. Properties

     The following table shows the location, general character, square footage, approximate annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of February 28, 2009. The principal executive offices are located in Kewanee, Illinois.

Location	City	General Character	Square	Annual	Lease
			Feet	Rent	Expiration
Br. Columbia,	Vancouver	Distribution	5,600	$14,300	Month-to-
Canada					month
Illinois	Kewanee	Distribution	147,000	$0	Owned
Illinois	Kewanee	Distribution & Administration	70,000	$0	Owned
Illinois	Kewanee	Distribution	19,000	$0	Owned
Illinois	Galesburg	Distribution	30,000	$85,500	3/31/2009
Ontario,	Concord	Distribution & Administration	11,150	$68,000	3/31/2011
Canada
Ohio	Lakewood	Printing, Distribution & Administration	108,000	$185,000	12/31/2009
Ohio	Maple Hts.	Manufacturing, Distribution & Admin –	50,000	$151,000	12/31/2009
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

Item 3. Legal Proceedings

     The Company is a party to various legal actions incident to the normal operations of its business. These lawsuits primarily involve claims for damages arising out of commercial disputes. The Company has been named as a defendant in several lawsuits alleging past exposure to asbestos contained in gloves sold by one of the Company’s predecessors-in-interest, all of which actions are being defended by one or more of the Company’s general liability or products liability insurers. Management believes the ultimate disposition of these matters should not materially impair the Company’s consolidated financial position, operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company submitted no matters for security holder voting during the fourth quarter of 2008.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s common stock (symbol: BSHI) currently is quoted on the Over-the-Counter (OTC) Bulletin Board. The Company’s common stock is not listed on any national stock exchange or on NASDAQ. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for non-listed (over-the-counter) equity securities. The OTC Bulletin Board is a reporting system for participating market makers, not an issuer listing service, and should not be confused with the NASDAQ Stock Market. Participating market makers in the bulletin board system enter quotes and trade reports on a closed computer network and the information is made publicly available through numerous websites and other locations. The OTC Bulletin Board is distinct from the “pink sheets” published by the National Quotation Bureau that also report on transactions in non-listed equity securities. OTC Bulletin Board quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     Stockholders of record at December 27, 2008 numbered approximately 1,420. The Company has not paid cash dividends on its common stock in the past and currently plans to retain earnings, if any, for business development and expansion.

Quarterly Stock Prices

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
2008 – High bid	$8.90	$8.35	$7.03	$6.47
2008 – Low bid	$8.00	$7.10	$6.10	$5.00
2007 – High bid	$7.50	$8.00	$8.48	$8.98
2007 – Low bid	$6.05	$7.07	$7.17	$7.35

     There were no repurchases of common stock during the three months ended December 27, 2008.

Item 6. Selected Financial Data

     Under SEC regulations, the information called for by this Item is not required because the Company is a smaller reporting company.

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

Executive Summary

     Despite the overall worsening of economic conditions in the U.S., the Company’s 2008 total sales increased 1.0% over 2007. The work gloves and protective wear sales were up 1.6% with increases in industrial products, CAT® branded products and additional sales from Canada as a result of the Canadawide acquisition in the second quarter of 2007. Promotional & specialty products’ sales continued to improve, up 1.0% over 2007. These improvements offset a 2.5% decline in sales at the pet supplies segment.

     Overall gross profit declined 1.4 percentage points from 2007 to 2008 as margins were down at all segments. Cost increases from suppliers, the weakness of the U.S. dollar relative to the Chinese RMB and the inability to pass these increases along to customers quickly enough all contributed to the decline in gross margin.

     The Company generated operating earnings of $1,320,000 in 2008 compared to $2,456,000 in 2007. The major portion of this decline in earnings was the result of recording a $173,000 non-cash donation of the Company’s old corporate office building in Kewanee, Illinois to a local charity and recording a $757,000 non-cash goodwill impairment loss and a $35,000 patent impairment loss at the work gloves and protective wear segment. Without these non-cash adjustments, operating earnings for the year would have been $2,285,000 or $171,000 below last year primarily as a result of reduced gross margin.

     Working capital increased during 2008 as a result of higher inventory levels. The increase in inventory was a result of additional inventory for new products and higher costs per item from cost increases. Aggressive inventory reductions over the last two years left the work gloves and protective wear segment out-of-stock on some items. This year the Company replenished safety stocks in an effort to reduce out-of-stock situations. As a result of these increases, cash on hand at the end of the year decreased $1,754,000 to $803,000. Long-term debt decreased $462,000 and there were no additional borrowings during the year.

     Due to the worldwide economic downturn which picked up momentum throughout 2008 and has continued into 2009, management expects a significant decrease in operating performance during the coming year and perhaps beyond. Demand for the Company’s work gloves, boots and industrial rainwear products is being significantly adversely affected by high rates of unemployment and decreased industrial activity. Furthermore, a combination of decreased commodity prices and a glut of supply has resulted in renewed price competition for these product lines. Demand for the Company’s promotional and specialty products also has been adversely affected by the current economic conditions. Historically, three of the top customer categories for the Company’s promotional products have been banks, real estate brokers and automobile dealers. All three of those industries have been particularly hard-hit by the economic downturn. Customer feedback indicates that as companies tighten their belts, advertising and promotion expenses are often the first to be eliminated. Until these macro-economic conditions improve, it will be difficult for the Company to match profitability levels experienced during 2006 through 2008.

     In order to meet these market conditions, the Company already has instituted cost-cutting initiatives to conserve cash in the face of decreased demand. Hourly workers at each of the operating divisions have been reduced to 32 hour work weeks . The Company has also laid off/terminated approximately 36 full-time employees since January 1, 2009. Travel and trade show expenses are being curtailed to meet the new market conditions. Inventory management will be a key component to operating success, as the Company manages its working capital assets. The above-described work force reductions and other cost-cutting initiatives are expected to save approximately $1,000,000 during 2009. Additional cost saving efforts are constantly being analyzed and will be implemented as conditions justify.

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

  To a lesser extent, the Company occasionally utilizes additional incentives to increase market share such as buying back a competitor’s inventory from a new customer, offering conversion allowances and providing other new customer incentives. Such methods are common in certain retail distribution channels. All such costs are treated as reductions of revenues for accounting purposes.

     As of December 27, 2008, the Company’s accrual for customer advertising and promotional activities totaled $990,700. The Company has received no material allowances or credits from any vendors in connection with the purchase or promotion of such vendor’s products.

Accounts Receivable

     Management performs ongoing customer credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of available credit information. The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are evaluated to determine the total amount reserved. First, the Company evaluates specific accounts on which available information indicates that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, the Company records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. The Company has consistently applied these percentages for a number of years and management believes the results adequately provide for expected unrecoverable accounts. However, should circumstances change, for example an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company, management’s estimate of the recoverability of amounts due the Company could be reduced by a material amount. As of December 27, 2008, the Company’s bad debt allowance totaled $240,000.

Inventories

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method using a standard cost system. To facilitate up-to-date costing in the current rapidly changing environment, standards are updated upon receipt of goods when the cost of the goods received represents a material change from the current standard. Inventory gains and losses associated with these standard cost changes are amortized in an effort to match the impact of such gains and losses with the associated impact on margin recorded in the statement of income. Management periodically reviews inventory quantities on hand and records a provision for excess, slow-moving and obsolete inventory based primarily on forecasted product demand. As of December 27, 2008, the inventory valuation allowance totaled approximately $767,000. Should forecasted product demand prove inaccurate, the Company may be unable to realize the recorded value of certain products included in inventory.

Deferred Taxes

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during the years 1995 through 1997, the Company has available U.S. Federal NOL carryforwards of $24,289,000 and Canadian NOL carryforwards of $486,000 as of December 27, 2008.

     Accounting principles generally accepted in the United States require the recording of a valuation allowance against the net deferred tax asset associated with this NOL and other timing differences if it is “more likely than not” that the Company will not be able to utilize the NOL to offset future taxes. Due to the size of the NOL carryforward in relation to the Company’s taxable income and uncertainties surrounding expected future earnings, management did not recognize any of its net deferred tax asset prior to the third quarter of 2004.

     Because of the Company’s profitability trend from traditional operating segments and projected profitability, management concluded during the third quarter of 2004 that the Company would likely utilize approximately 25% of its available NOL carryforwards. Accordingly, the Company reduced its valuation allowance by $3,127,000 and recognized a commensurate tax benefit in 2004. During the fourth quarter of 2006, the Company reevaluated its estimates and, based upon its current and projected profitability and the higher sales volumes now being realized in the work gloves and protective wear segment, determined that it was more likely than not that it would be able to utilize an additional $2,730,000 of its remaining NOL carryforwards. Accordingly, at the end of 2006 the Company reduced its valuation allowance and recognized a $2,730,000 tax benefit. Management again reevaluated its profitability trends during the fourth quarter of 2008 and, based upon its current and projected profitability and the uncertainties surrounding expected future earnings, management did not further adjust its net deferred tax asset. In all subsequent periods, for book purposes the Company will record income tax expense on earnings at normal rates, approximately 39% currently, and reduce the related deferred tax asset. The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability.

     Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until complete utilization of the NOL benefit.

Goodwill

     In connection with its purchases of Galaxy during 2004, Head-Lite, LLC., during 2005, and Canadawide during 2007, the Company recorded goodwill of $3,666,000. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company does not amortize the goodwill associated with these acquisitions since it has an indefinite life. Instead, management tests goodwill for impairment in the fourth quarter of each year, or if certain circumstances indicate the existence of a possible impairment. Management’s impairment test considers the carrying value of the reporting unit for each acquisition, including goodwill, in relation to its fair value based upon earnings generated. Expected earnings are calculated based on a discounted cash flow methodology. The determination of the reporting units is based on the Company’s organizational structure and the financial information that is provided to and reviewed by management. The affected reporting units are the Galaxy, BMC and Boss Canada divisions for the Galaxy, Head-Lite and Canadawide acquisitions, respectively.

     The Company’s goodwill impairment evaluation as of December 27, 2008 indicated that the goodwill for the Galaxy acquisition was not impaired, while the goodwill for Head-Lite LLC and Canadawide was found to be impaired. When the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed to determine the implied fair value of a reporting unit’s goodwill. This step requires valuation of a reporting unit’s tangible and intangible assets, and liabilities in a manner similar to the allocation of purchase price in a business combination. Based on that step, management concluded that, no fair value remains for the goodwill of the Head-Lite, LLC. and the Canadawide acquisitions. Therefore, goodwill impairment losses of $527,000 and $230,000 were recognized in the Boss Manufacturing Company and the Boss Canada divisions, respectively. These expenses have been recorded in the asset impairment line on the consolidated statements of income, along with an impairment loss of $35,000 for the patent of Head-Lite LLC. After the impairment losses, $2,853,000 in goodwill remains at year-end related to the Galaxy acquisition. (See Note 9 of the Notes to the Consolidated Financial Statements).

Pending Accounting Pronouncements

     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning December 30, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning December 28, 2008. The Company does not expect the adoption of SFAS 157 to have a material impact on the results of operations, financial position, or cash flows.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations (SFAS No. 141(R))”, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160). These new standards significantly change the accounting for and reporting of business combination transactions and noncontrolling interests (previously referred to as minority interests) in consolidated financial statements. Both standards are effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R and SFAS No. 160 on the Company’s financial statements.

     In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets (FSP FAS 142-3)”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after December 28, 2008.

Results of Operations

Net Sales

Sales by Segment $(000)	2008	2007	2006
Work Gloves & Protective Wear	$38,283	$37,689	$37,257
Pet Supplies	6,525	6,693	6,414
Promotional & Specialty Products	10,924	10,815	9,992
Total Sales	$55,732	$55,197	$53,663

2008 Compared to 2007

     Consolidated sales increased 1.0% in 2008 compared to the prior year. The majority of this increase was in the work gloves and protective wear segment, up 1.6% over the previous year. Promotional and specialty products increased 1.0%, while sales of pet products were down 2.5%.

     Sales in the work gloves and protective wear segment increased $594,000 with improvements over last year coming from industrial products, CAT® branded sales and Boss Canada, which benefited from the addition of Canadawide Safety during the second quarter of 2007.

     The consumer market for work gloves and protective wear remains very competitive. Consumer sales in 2008 were down 1.6% compared to 2007. Additional discounts and advertising allowances were granted to remain competitive and consumer sales were also affected by management’s termination of certain accounts which did not meet minimum profitability criteria. These items more than offset the sales increases from new customers and increased retail business.

     Industrial sales of work gloves and protective wear continued to improve, increasing 2.9% during 2008. The Company continued to grow this portion of the work gloves and protective wear segment by broadening its industrial distributor customer base, offering more specialized products and expanding into the markets like mining and ethanol production. During 2008, industrial sales increased $481,000. Management expects that industrial sales of work gloves and protective wear will decrease significantly during 2009 due to decreased industrial activity in the United States—and the Company has instituted cost-cutting initiatives to conserve cash in the face of this decreased demand.

     For both the consumer and the industrial markets, pricing remains a major issue with the instability of the cost of products from foreign vendors making it difficult to establish a reliable pricing format with customers.

     Sales of CAT® branded products totaled $2,940,000 in 2008, an increase over the previous year of 6.8%. Expansion of the CAT® branded products into Europe, the Middle East and Australia continues, representing 13% of the total CAT® branded product sales. The Company will continue to expand product offerings under the CAT® trademark in categories that have proven to be successful.

     Pet supply segment sales decreased 2.5% or $168,000 compared to 2007. This loss in sales is primarily attributable to one major customer that started its own direct import program at the end of 2007. During the second half of 2008, most of the sales loss associated with this customer was offset by sales to new customers and increased sales to existing customers. Management plans to continue diversifying its customer base and augment sales with new products, including the Company’s proprietary line of new “Fat Hedz” plush toys.

     Sales in the promotional and specialty products segment increased 1.0% or $109,000 over 2007. New products in Galaxy’s line of sport balls and sport related items accounted for most of this increase.

     In 2009, Galaxy is introducing the new Magical Balloon which is an “ink-jettable” balloon that will allow consumers to print any image, photograph or message on a balloon by simply running it through their ink jet printer.

2007 Compared to 2006

     Consolidated sales increased 2.9% in 2007 compared to the prior year. The largest area of sales growth for 2007 was in the promotional and specialty products segment, up 8.2% over the previous year. Work gloves and protective wear increased 1.2% in 2007 while sales of pet products were up 4.3%.

     Sales in the work gloves and protective wear segment increased $432,000, or 1.2% with sales up slightly in industrial products and down in consumer sales. The main improvement over the prior year came from CAT® branded sales which were up 22.8% and the addition of Canadawide Safety to Boss Canada, which provided an additional $626,000 of sales.

     Consumer sales of work gloves and protective wear were down 5.4% in 2007 compared to 2006. The warm winter of 2006 / 2007 created an overstock situation that carried into the 2007 / 2008 winter season. Winter glove orders for 2007 were received later in the year when a colder than normal December arrived. 2007 sales also were affected by management’s termination of certain accounts which did not meet minimum profitability criteria. Consumer sales also struggled late in the year due to the unavailability of some styles because of delays in obtaining product from China.

     The Company has made an effort to grow the industrial portion of the work gloves and protective wear segment by broadening its industrial distributor customer base and offering more specialized products, participating in industry specific buying groups and supporting distributor efforts to educate end-users about application-specific products. In addition, the Company has significantly expanded its presence in the hardware distributor channel serving the industrial and safety market. During 2007, industrial sales increased $172,000 or 1.1%. Pricing and product availability were major issues during the year. The instability of the cost of products from foreign vendors made it difficult to establish a reliable pricing format with customers and a leather shortage along with China’s production and delivery issues caused availability problems.

     Sales of CAT® branded products totaled $2,752,000 in 2007, an increase over the previous year of 22.8%. Expansion of the CAT® branded products into Europe, the Middle East and Australia continues, representing 8% of the total CAT® branded product sales. Additional CAT® branded products, such as tool bags and tool belts, were added to the product offerings in 2008.

     2007 sales in the promotional and specialty products segment increased 8.2% or $823,000 over 2006. 2007 was a record sales year for promotional and specialty products with sales reaching $10,815,000. Balloon sales were down 4% but a continued steady growth in sport balls, holiday items, inflatables and toys more than made up for the shortfall.

     Sales of the pet supplies segment increased 4.3% or $279,000 over 2006. New store openings and expanded pet sections at major customers caused this sales growth. One major customer’s move to a direct import program resulted in price and margin reductions for the Company.

Gross Margin

Gross Margin by Segment $(000)	2008		2007		2006
	$	%	$	%	$	%
Work Gloves & Protective Wear	9,021	23.6%	9,338	24.8%	9,018	24.2%
Pet Supplies	1,332	20.4%	1,617	24.2%	1,140	17.8%
Promotional & Specialty Products	3,418	31.3%	3,425	31.7%	3,393	34.0%
Total Gross Margin	13,771	24.7%	14,380	26.1%	13,551	25.3%

2008 Compared to 2007

     In total, margins decreased as a percentage of sales during 2008. Margins were down at all three segments as all were affected by cost increases from suppliers and the inability to pass these increases along to customers quickly enough.

     Gross margin in the work gloves and protective wear segment declined 1.4 percentage points during 2008. Costs in the work gloves and protective wear segment remained volatile throughout the year with the Company continuing to experience significant cost increases on all products because of the weakness of the U.S. dollar relative to the Chinese RMB, along with increases in labor and material costs. In addition, the increase in discounts and advertising allowances also contributed to the margin fall. Management attempted to pass cost increases on to customers to maintain margins, but competitive pressures made this difficult. Savings were realized in lower freight and warehousing costs.

     Margins at the pet supplies segment decreased 3.8 percentage points as a result of price increases from suppliers, especially in pet cable and tie outs. Reduction in freight and warehouse expenses offset a portion of these increases.

     The promotional and specialty products gross margin declined 0.4 percentage points as savings received from alternative suppliers helped offset the increases in freight and labor costs.

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

Operating Expenses

Operating Expense by Segment $(000)	2008		2007		2006
	$	%	$	%	$	%
Work Gloves & Protective Wear	8,410	22.0%	7,740	20.5%	7,450	20.0%
Pet Supplies	872	13.4%	982	14.7%	1,014	15.8%
Promotional & Specialty Products	2,271	20.8%	2,197	20.3%	1,908	19.1%
Corporate & Other	897	----	1,005	----	976	----
Total Operating Expense	12,451	22.3%	11,924	21.6%	11,348	21.1%

2008 Compared to 2007

     Operating expenses were affected unfavorably in 2008 by two non-cash adjustments at the work gloves and protective wear segment. During the third quarter of 2008 the Company moved out of its nearly century-old corporate office building in downtown Kewanee, Illinois and into renovated office space in one of the Company’s newer warehouses on the outskirts of Kewanee. Due to lack of demand for this older building, the former corporate headquarters building was donated to a local charitable organization resulting in a non-cash expense of $173,000. In addition the Company recorded a $757,000 non-cash goodwill impairment loss associated with the Head-Lite product line which was acquired in 2005 and with the Canadawide product line which was acquired in 2007. The Company also experienced a $35,000 patent impairment loss associated with Head-Lite. Operating expenses for 2008 less the non-cash adjustments mentioned above were $11,485,000 or $439,000 below 2007. Of this decline in spending, $294,000 came from the work gloves and protective wear segment, with savings in advertising, shows, travel and bonuses. The donation of the corporate headquarters building will result in an annual cost savings of approximately $40,000.

     Operating expenses decreased $110,000 at the pet supplies segment in 2008 as a result of savings in display racking and commission expense.

     At the promotional and safety products segment, operating expenses were up $74,000 with increases in commissions, advertising and shows.

     The corporate and other segment decreased spending by $108,000 in 2008 compared to 2007. Expense savings came from insurance expense, legal and consulting.

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

     In the corporate and other segment, 2007 operating expenses increased by $29,000 due mostly to an increase in legal and consulting expenses.

Operating Income

Operating Income (Loss) by Segment $(000)	2008		2007		2006
	$	%	$	%	$	%
Work Gloves & Protective Wear	610	1.6%	1,598	4.2%	1,568	4.2%
Pet Supplies	460	7.0%	635	9.5%	126	2.0%
Promotional & Specialty Products	1,147	10.5%	1,228	11.4%	1,485	14.9%
Corporate & Other	(897)	----	(1,005)	----	(976)	----
Total Operating Income	1,320	2.4%	2,456	4.4%	2,203	4.1%

2008 Compared to 2007

     The Company generated operating income of $1,320,000, which is a decline of $1,136,000 from last year’s earnings of $2,456,000. This number is unfavorably affected by the non-cash adjustments in the work gloves and protective wear segment discussed previously. Without those non-cash adjustments operating income would have been $2,285,000 or $171,000 below 2007. The residual decline in earnings is a direct result of the cost increases from suppliers that affected all segments. Without the non-cash adjustments, the work gloves and protective wear segment generated operating income of $1,575,000, $23,000 below last year. Earnings decreased $175,000 in the pet segment due to supplier cost increases. Promotional and specialty product’s earnings declined $81,000 from the prior year, as a result of increased freight and labor costs.

2007 Compared to 2006

     During 2007 Company generated operating income of $2,456,000, which was an improvement of $253,000 over the prior year. Operating income was up slightly in the work gloves and protective wear segment as the gains from the improved margins were partially offset by an increase in operating expenses. 2007 earnings increased $509,000 in the pet segment based on price increases and the consolidation of two facilities into one. Promotional and specialty products earnings declined, even with additional volume, as a result of lower margins and increased operating expenses.

Other Income (Expense)

     Interest expense increased $4,000 compared to 2007. Additional investment in inventory required the use of the Company’s primary line of credit for a brief period during 2008. This brief period of borrowing on the line of credit and a full year’s interest expense on the purchase of Canadawide caused the increase in interest expense over the previous year. Interest earned on excess cash during 2008 was $40,000.

     As a result of decreased bank borrowings in 2007, interest expense decreased $107,000 compared to 2006. The Company’s primary line of credit was not used at all during 2007 and excess cash generated $110,000 of interest income.

Income Tax Expense

     Because of losses in prior years, the Company has available, for U.S. income tax purposes, NOL carryforwards of approximately $24,289,000. Prior to 2004, management recorded a 100% valuation allowance offsetting this tax benefit due to uncertainty regarding the Company’s likelihood of realizing a material portion of the NOL available. Management concluded during the third quarter of 2004 that the Company was more likely than not to utilize approximately 25% of its available NOL. Based on this conclusion, the Company reduced the valuation allowance offsetting its deferred tax asset and recognized a tax benefit of $3,127,000. During the fourth quarter of 2006, the Company reevaluated its profitability trend from the traditional operating segments and the projected profitability increase due to higher sales volumes being realized in the work gloves and protective wear segment. As a result of this reevaluation, management determined that it was more likely than not that it would be able to utilize an additional $2,730,000 of the remaining NOL carryforwards. Accordingly, the Company reduced its valuation allowance and recognized a $2,730,000 tax benefit. The valuation allowance is approximately 27% of the remaining NOL carryforward. Management again reevaluated its profitability trends during the fourth quarter of 2008 and, based upon its current and projected profitability and the uncertainties surrounding expected future earnings, management did not further adjust its net deferred tax asset. In all subsequent periods, for book purposes, the Company will record income tax expense on earnings at normal rates, approximately 39% currently, and reduce the related deferred tax asset. The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability.

     Shareholders and other users of the Company’s financial statements should carefully consider the effect of non-cash tax entries (such as the tax benefits recognized in 2004 and 2006) when comparing current results with past or future financial statements of the Company.

Liquidity and Capital Resources

Cash Flow - 2008 Compared to 2007

     Operating activities utilized cash of $680,000 during 2008 compared with $2,533,000 of cash provided by operating activities in 2007. The large part of cash utilized in 2008 was the inventory increase of $3,156,000, which was only partially offset by net income. $2,900,000 of the inventory increase was in the work gloves and protective wear segment. The increase in inventory was partially a result of additional inventory for new products and higher costs per item from cost increases. Also, aggressive inventory reductions over the prior two years left the work gloves and protective wear segment out-of-stock on some items. During 2008 the Company replenished safety stocks in an effort to reduce out-of-stock situations. The Company also experienced a decrease in accounts payable in 2008, compared to 2007.

     Investing activities used $380,000 in 2008 for purchases of property and equipment compared with $1,230,000 utilized in 2007. $227,000 was utilized at the work gloves and protective wear segment, primarily for renovation of the new corporate office facility and information technology enhancements. The pet supply segment invested $21,000 on material handling equipment at the warehouse. The promotional and specialty segment utilized $132,000 on three new production machines and information technology enhancements. The large cash utilization during 2007 was primarily due to the investment of $887,000 for the Canadawide and Dipcraft acquisitions.

     Financing activities utilized cash of $426,000 in 2008. $477,000 was used to pay down existing long-term debt and $51,000 was collected in cash from the exercise of stock options.

Cash Flow - 2007 Compared to 2006

     Operating activities generated cash of $2,533,000 during 2007, which was primarily from operating income. Inventories increased $1,100,000 but were partially offset by an increase in accounts payable. Inventory increased by $700,000 in the work gloves and protective wear segment and by $400,000 in the promotional and specialty products segment. The additional inventory added in the work gloves and protective wear segment was to reduce “out of stock” situations which occurred in 2006. Inventory increased at promotional and specialty products primarily due to the 16 new products added during the year. Cash generated from operating activities in 2006 was $4,606,000. The main difference from year to year was the increase in inventory in 2007, compared with an inventory decrease in 2006.

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

Liquidity

     As of December 27, 2008, the Company had $803,000 in cash and its entire $7,000,000 revolving line of credit was available for borrowing. The Company also was in full compliance with its credit facility loan covenants as of December 27, 2008. Management renegotiated the line of credit in June of 2008, extending the current agreement until January of 2010. The Company does not have material commitments for future capital expenditures.

     As of December 27, 2008, the Company held in trust approximately $141,000 in marketable securities representing deferred compensation benefits for certain Company executives, directors and consultants. Such benefits are payable upon termination of employment or services.

     On a longer-term basis, the Company expects to generate cash from operations which in combination with the revolving credit facility should be sufficient to meet the needs of its existing business operations.

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

Off Balance-Sheet Arrangements

     The Company has no material off-balance sheet arrangements other than lease commitments as disclosed in Note 4 of the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     Under SEC regulations, the information called for by this Item is not required because the Company is a smaller reporting company.

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements and schedules of the Company and its Accountants’ Opinion are set forth in Part IV, Item 15, of this Report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets – as of December 27, 2008 and December 29, 2007.

(iii)	Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

(iv)	Notes to the Consolidated Financial Statements.

(v)	Schedule II – Valuation and Qualifying Accounts.

Item 9. Changes in And Disagreements With Auditors on Accounting And Financial Disclosures

     Not applicable.

Item 9A(T). Controls and Procedures

     As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There were no changes in the Company's internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial and accounting officers and effected by the Company’s board of directors and management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 27, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment, the Company’s management concluded that, as of December 27, 2008, our internal control over financial reporting was effective. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, the Company’s management assessment of the effectiveness of our internal control over financial reporting as of December 27, 2008 has not been audited by our auditors, McGladrey & Pullen, LLP or any other independent registered public accounting firm.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information appearing in the Company’s Definitive Proxy Statement prepared in connection with its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) under the captions “Election of Directors”, “Executive Officers”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Corporate Governance” is incorporated herein by reference. The Proxy Statement is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Item 15. Exhibits and Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1) All financial statements, as follows:

Report of Independent Registered Public Accounting Firm attached as page F-2 to this report.

Financial Statements attached as pages F-2 through F-28 to this report:

Consolidated Balance Sheets – as of December 27, 2008 and December 29, 2007;

Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 27, 2008, December 29, 2007 and December 30, 2006; and

Notes to the Consolidated Financial Statements.

(2) Schedule II – Valuation and Qualifying Accounts attached as page F- 28 to this report.

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
Date: March 27, 2009

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/s/ G. Louis Graziadio III
G. Louis Graziadio III
Chairman of the Board and President,
Principal Executive Officer
Date: March 27, 2009

By (Signature and Title)	/s/ Perry A. Lerner
Perry A. Lerner, Director
Date: March 27, 2009

By (Signature and Title)	/s/ Lee E. Mikles
Lee E. Mikles, Director
Date: March 27, 2009

By (Signature and Title)	/s/ Paul A. Novelly
Paul A. Novelly, Director
Date: March 27, 2009

By (Signature and Title)	/s/ William R. Lang
William R. Lang, Director
Date: March 27, 2009

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

10.3.4	Fourth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated March 17, 2004 (incorporated by reference from the Company’s Form 10-Q for the quarter ended March 27, 2004)

10.3.5	Fifth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated July 30, 2004 (incorporated by reference from the Company’s Form 10-K for the year ended December 25, 2004)

10.3.6	Sixth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and JP Morgan Chase Bank, N.A., dated January 30, 2006 (incorporated by reference from the Company’s Form 10-Q for the quarter ended April 1, 2006)

10.3.7	Seventh Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and JP Morgan Chase Bank, N.A., dated June 1, 2008

10.4	Boss Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference from the Company’s definitive Proxy Statement filed April 30, 2004)

10.5	Stock Purchase Agreement dated July 30, 2004 between Boss Holdings, Inc. and Terrence J. Brizz regarding Galaxy Balloons, Incorporated (incorporated by reference from the Company’s Form 8-K dated July 30, 2004)

14.1	Code of Ethics for Senior Executive and Financial Officers (incorporated by reference from the Company’s Form 10-K for the year ended December 25, 2004)

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.