Form 10-K/A
period 2008-12-27
BOSS HOLDINGS INC
filed 2009-04-28
CIK 916802

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

     There were 2,116,047 shares of the Registrant’s common stock outstanding as of March 15, 2009.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Boss Holdings, Inc. (the “Registrant” or the “Company”) for the fiscal year ended December 27, 2008, filed on March 27, 2009 (the “Original Filing”) is being filed solely for the purpose of including the information required by Items 10, 11, 12, 13 and 14 in Part III of Form 10-K. This report is limited in scope to the items identified above and should be read in conjunction with the Original Filing.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the Original Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

G. Louis Graziadio III Age 59 - Chief Executive Officer and Chairman of the Board of the Company since June 1996. He is also the Chairman and CEO of Second Southern Corp., which is the manager of Ginarra Partners, LLC, a Los Angeles based holding company with investments in various corporations, including the Company. Mr. Graziadio also serves on the Boards of Directors of Acacia Research, Inc. and True Religion Apparel, Inc.

Perry A. Lerner Age 66 - Director since June 1996. Mr. Lerner is the Managing Director of CPW Capital, in New York, NY, a financial advisory firm. A graduate of Harvard Law School and Claremont McKenna College, Mr. Lerner is a member of the State Bar of New York, State Bar of California and American Bar Association.

Lee E. Mikles Age 53 - Director since June 1996. Mr. Mikles is President and CEO of FutureFuel Corp., a chemical and biofuels manufacturer with headquarters in Clayton, MO. From 1999 through 2005, Mr. Mikles was the Chairman of Mikles/Miller Management, Inc., a registered investment adviser. He also serves on the Boards of Directors of Pacific Capital Bancorp and FutureFuel Corp.

Paul A. Novelly Age 65 - Director since June 1996. Mr. Novelly is Chief Executive Officer of Apex Oil Company, Inc. a petroleum trading, storage and transportation company headquartered in Clayton, MO, and St. Albans Global Management LLLP, a privately held Delaware limited liability company, and is Chairman of World Point Terminals Inc., a publicly-held Canadian company headquartered in Montreal, Quebec, Canada. Mr. Novelly also is a director and Chairman of the Board of FutureFuel Corp.

William R. Lang Age 49 –Director since June 2006. Mr. Lang is a certified public accountant and is President of GIC Enterprises, an investment company based in Los Angeles, California which manages commercial real estate. From June 1995 through May 2005 he was employed by the Los Angeles CPA firm of Balser, Horowitz, Frank & Wakeling, including serving as president of that firm from January 2000 through May 2005. From January 2000 through May 2005 he also was managing director of Ronald Blue & Co., a financial services firm also located in Los Angeles. Mr. Lang is the chief financial officer of Second Southern Corp., a Los Angeles-based holding company, which is controlled by Mr. Graziadio, the Company’s chairman and chief executive officer. GIC Enterprises is controlled by adult siblings of Mr. Graziadio. Mr. Lang also is a trustee of the Graziadio Family Trust, which owns in excess of 20% of the Company’s common stock.

EXECUTIVE OFFICERS

     Following is a list of the names and ages of the executive officers of the Company and its principal subsidiaries as of the date of this Proxy Statement, indicating all positions and offices with the Company held by each such person, and each such person’s principal occupations or employment during the past five years.

BOSS HOLDINGS, INC.
		Positions and Offices Held and Principal
Name	Age	Occupation or Employment during past 5 years
G. Louis Graziadio III	59

Chairman of the Board and CEO of the Company since June 1996. He is also the Chairman and CEO of Second Southern Corp., which is the manager of Ginarra Partners, LLC, a holding company with investments in various corporations, including the Company.

Steven G. Pont	54

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

Terrence J. Brizz	54	President of Galaxy Balloons, Incorporated, a subsidiary of the Company, since its acquisition in July 2004. Prior to the Company’s acquisition of Galaxy, Mr. Brizz was its sole shareholder and CEO.
William E. Donze, Jr.	58

President of Boss Pet Products, Inc., a subsidiary of the Company, since its organization in October, 2002. Prior to that he was the president of Roccorp, Inc., whose assets were acquired by the Company.

James F. Sanders	52

Secretary and General Counsel of the Company since October 1998. Vice President of Boss Manufacturing Company since January 2007. Mr. Sanders also serves as corporate counsel for Apex Oil Company, Inc., an affiliate of Paul A. Novelly, a director of the Company.

     In addition to the named executive officers, Richard Bern, age 61, has served as an operations consultant to the Company since March 1999. In his capacity as a consultant, Mr. Bern currently exercises executive responsibilities in many sales and distribution functions under the review and direction of the Company’s chief executive officer. Mr. Bern has extensive experience in importing, distribution and sales of consumer goods and previously served as president of Boss Manufacturing Company during 1996 and 1997. Since then he has been a private investor and worked as a consultant to various manufacturing and distribution firms, including the Company.

Relationships Among Directors or Executive Officers

     Mr. Graziadio and Mr. Mikles are first cousins; otherwise, there are no family relationships existing between the officers and directors of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     To the best of the Company’s knowledge, during the fiscal year ended December 27, 2008 (“Fiscal 2008”) all Forms 3, 4 or 5 required to be filed by directors and executive officers with the Securities & Exchange Commission were timely filed.

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

Item 11. Executive Compensation

     Compensation paid in Fiscal 2008 to the Company’s Chief Executive Officer and to each of the other executive officers of the Company and its subsidiaries of over $100,000 was as follows:

2008 SUMMARY COMPENSATION TABLE

						Non-
						Equity
						Incentive
				Stock	Option	Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($) (1)	($)	($)	($) (2)	($)	($)	($)
G. Louis Graziadio III	2008	167,475	-0-	-0-	-0-	-0-	-0-	167,475
CEO and Chairman	2007	167,475	30,000	-0-	10,834	-0-	-0-	208,309
Richard Bern	2008	294,625	-0-	-0-	-0-	153,196	-0-	447,821
Operational Consultant	2007	290,375	43,000	-0-	2,742	183,275	-0-	519,392
Terrence J. Brizz	2008	150,000	15,000	-0-	-0-	-0-	10,000	175,000
President of Galaxy	2007	150,000	-0-	-0-	-0-	66,622	10,000	226,622
Balloons, Incorporated
William E. Donze	2008	111,445	-0-	-0-	-0-	45,954	7,200	164,599
President of Boss Pet	2007	112,528	-0-	-0-	-0-	63,451	7,200	183,179
Products, Inc.
James F. Sanders	2008	127,775	-0-	-0-	-0-	-0-	-0-	127,775
Secretary & General	2007	135,250	40,000	-0-	3,200	-0-	-0-	178,450
Counsel
Steven G. Pont	2008	121,154	20,000	-0-	-0-	-0-	-0-	141,154
Vice President –	2007	113,077	25,000	-0-	-0-	-0-	-0-	113,077
Finance

Compensation Discussion and Analysis

     The Compensation Committee (“Committee”), composed entirely of independent directors, administers the Company’s executive compensation program. The role of the Committee is to oversee the Company’s executive compensation and benefit plans and policies, administer its stock plans (including reviewing and approving equity grants to executive officers) and review and approve annually the compensation relating to executive officers. Generally, the CEO makes recommendations to the Committee regarding compensation for all other executives and the Committee reviews the performance of all executive officers and makes a final determination on executive compensation for the CEO. The Committee then reports its decisions regarding compensation for the CEO to the Board for ratification.
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

     The Company’s Fiscal 2008 and current total compensation programs for executive officers consist of both cash and stock-based compensation. Salary levels for Company executives are reviewed and may be adjusted annually. In determining appropriate salaries, the Committee considers the CEO’s recommendations as to compensation for other officers, the scope of responsibility and individual performance for each officer, overall corporate performance, and general pay practices of industry competitors and other companies similarly situated to the Company. The members of the Committee have strong backgrounds in the regulation and management of both private and publicly held companies and use their experience to help evaluate the Company’s executive pay practices. Evaluation of corporate performance takes into account special circumstances such as weather variations, competitive conditions and unusual events which can have a material effect on the Company’s operating results compared with budgeted levels. The Committee’s analysis is a subjective process that utilizes no specific weighting or formula for these factors in determining salary amounts.

     Non-equity incentive plan compensation for each of Messrs. Bern, Brizz and Donze for the years reported was set by an annual individual executive incentive plan specific to the named executive. Mr. Bern’s incentive amounts were determined based on the Company’s consolidated earnings before taxes and he earned such incentive compensation as a percentage of consolidated earnings for the full year. Earnings before taxes must exceed a predetermined hurdle amount before any amounts are payable. Percentages increase on a sliding scale as Company earnings increase. The hurdle amounts, percentages and payment terms for Mr. Bern are established by the Compensation Committee of the Board in its discretion after review and recommendation by the Company’s chief executive officer. Similarly, non-equity incentive compensation for Mr. Brizz and Mr. Donze is determined based upon profitability of their respective subsidiaries for the year in question. Their goals, hurdles and percentage amounts also are reset annually. Mr. Bern’s incentive compensation for Fiscal 2008 is payable in two equal installments, one in March, 2009 and the other in March, 2010, with the 2010 installment dependent upon his continued service to the Company and the Company’s continued profitability in Fiscal 2009.

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

     In determining the total compensation package for the CEO for Fiscal 2008, the Committee determined in its discretion to utilize strictly cash compensation. Reimbursement of certain expenses incurred by Mr. Graziadio and a company affiliated with Mr. Graziadio in connection with the Company’s business is discussed below in the section titled “Certain Relationships and Related Transactions.”

     Due to its relatively small size, the Company currently does not have any defined benefit retirement or pension programs for its executive officers. As the Company matures, such programs could be considered on an as needed basis in order to attract and retain senior management. Accordingly, the Committee’s decisions regarding the provision of equity-based compensation currently is not impacted by consideration of other retirement or pension benefits to which the executive officer may be entitled. The Company currently does not have any contracts in place with executive officers that could result in the payment of compensation as a result of termination or a change-in-control. Although the Company encourages equity ownership by management, it does not have any program or policy requiring any particular form or amount of equity ownership. The Committee has not engaged in any benchmarking of total compensation for management as it is not aware of any similarly-sized, publicly-held, industry competitors in the gloves, boots and rainwear segment.

Equity Compensation Plans

     The Company has adopted and maintains its 1998 Incentive Stock Option Plan (the “1998 Employee Plan”) under which the Company issued qualified or non-qualified stock options to employees, consultants and other key persons and its 1998 Non-Employee Director Stock Option Plan (“1998 Director Plan”). Options granted to the named executives prior to 2005 were granted under the 1998 Employee Plan or the 1998 Director Plan. The Company also has adopted its 2004 Stock Incentive Plan for employees, directors and consultants (“2004 Stock Plan”). Under the 2004 Stock Plan, the Company may issue long-term incentive compensation in the form of stock options, performance-based awards, stock appreciation rights (“SAR’s”) and/or restricted stock units to eligible persons. The Company has no SAR’s outstanding. There were no grants of options or other equity-based compensation to executive officers under any plans during Fiscal 2008. The Company does not maintain any retirement or pension benefit plans for its executives, other than tax-qualified defined contribution plans and a non-qualified deferred compensation plan.

The following table sets forth information concerning outstanding unexercised options and other equity plan awards as of December 27, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2008

	Option Awards					Stock
						Awards
			Equity
			Incentive
			Plan
	Number of	Number of	Awards:
	Securities	Securities	Number of
	Underlying	Underlying	Securities
	Unexercised	Unexercised	Underlying
	Options	Options	Unexercised	Option	Option
	(#)	(#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price	Date
G. Louis Graziadio III	30,000	-0-	-0-	1.75	3/09/2009	None
	100,000	-0-	-0-	1.90	3/27/2012
	4,500	-0-	-0-	7.00	3/31/2014
	30,000	-0-	-0-	7.50	3/31/2015
Richard Bern	5,000	-0-	-0-	3.75	12/27/2012	None
	5,000	-0-	-0-	3.20	3/17/2013
	10,000	-0-	-0-	7.00	3/31/2014
James F. Sanders	6,000	-0-	-0-	1.75	3/09/2009	None
	4,000	-0-	-0-	3.625	12/31/2009
	10,000	-0-	-0-	7.50	3/14/2015

Director Compensation

     During Fiscal 2008, each of the Company’s non-employee directors earned an annual stipend of $15,000 and quarterly directors’ fees of $2,000. In addition, the Company pays non-employee directors $1,200 per special Board meeting attended (i.e., non-regularly scheduled meeting) or for more than four regular board meetings per year. During Fiscal 2008, Committee members received compensation of $1,000 per committee meeting attended. The total cash compensation paid to all non-employee directors during Fiscal 2008 was $102,000. The Company also may reimburse its directors for reasonable expenses incurred in connection with attending Board and committee meetings. Employee directors are not separately compensated for their service as a director.

2008 DIRECTOR COMPENSATION

	Fees Earned or	Stock	Option
Name	Paid in Cash ($)	Awards	Awards	Total ($)
William R. Lang	27,000	-0-	8,000	35,000
Perry A. Lerner	25,000	-0-	-0-	25,000
Lee E. Mikles	27,000	-0-	-0-	27,000
Paul A. Novelly	23,000	-0-	-0-	23,000

     All cash consideration reflected in the “Fees Earned” column above was in respect of the directors’ annual stipends and committee meeting fees. During Fiscal 2008, the Company did not issue any non-qualified options under the 2004 Stock Incentive Plan. There were no awards of restricted stock during Fiscal 2008 and there were no directors’ options exercised. The amounts reflected in the “Option Awards” column above reflect the dollar amount recognized by the Company for financial statement reporting purposes with respect to the vesting during Fiscal 2008 of options awarded to the named directors during prior periods.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLANS

Equity Compensation Plan Information as of the end of Fiscal 2008

	Number of securities	Weighted-average	Number of securities
	to be issued upon	exercise price of	remaining available for
Plan Category	exercise of	outstanding	future issuance under
	outstanding options,	options, warrants	equity compensation
	warrants and rights	and rights	plan (excludes column a)
	(a)	(b)	(c)
Equity Compensation
Plans approved by	316,000	$3.34	122,834
security holders
Equity Compensation
Plans not approved	-0-	N/A	-0-
by security holders
Total	316,000	$3.34	122,834

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

     The following table sets forth, as of April 1, 2009, certain information regarding the beneficial ownership of the Company’s common stock by (i) each person known by the Company to be beneficial owner of more than five percent of the outstanding shares of Company common stock, (ii) each director; (iii) each named Executive Officer; and (iv) all directors and executive officers as a group.

	Stock Beneficially Owned
	No. of
Name and Address of Beneficial Owner (1)	Shares	% of Class (2)
Ginarra Partners, LLC (3)	576,388	24.62%
149 Palos Verdes Blvd., Suite G
Redondo Beach, CA 90277
Graziadio Family Trust u/d/t 10-13-1975 (4)	410,519	17.54%
16633 Ventura Boulevard, Suite 510
Encino, CA 91436
G. Louis Graziadio III (5)	287,500	12.28%
Chairman, President and CEO
Advisory Research, Inc. (6)	138,150	6.53%
180 No. Stetson St., Suite 5500
Chicago, IL 60601
Perry A. Lerner (7)	67,004	2.86%
Director
Lee E. Mikles (7)	27,500	1.17%
Director
Paul A. Novelly (7) (8)	114,783	4.90%
Director
William R. Lang (9) (10)	10,000	*
Director
Richard Bern (11)	28,500	1.22%
Operational Consultant
James F. Sanders (9) (12)	20,000	*
Secretary and General Counsel
All Directors and Executive Officers as a	1,542,194	65.88%
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

(5)

Includes a total of 134,500 shares subject to options granted under the Company’s incentive stock plans. Does not include 576,388 shares held by Ginarra Partners, LLC, as to which Mr. Graziadio has sole voting and investment power by virtue of being the chief executive officer of the manager of Ginarra Partners. Does not include 410,519 shares which are owned by the Graziadio Family Trust, a trust established by Mr. Graziadio, but as to which he is neither a trustee nor a beneficiary. Mr. Graziadio disclaims beneficial ownership of all shares owned by the Graziadio Family Trust and Ginarra Partners, LLC.

(6)	Based on a Schedule 13G filed by Advisory Research, Inc. with the SEC on February 9, 2009.

(7)	Includes 15,500 shares subject to options granted under the Company’s 1998 Director Plan.

(8)

Includes 99,283 shares which are owned by St. Albans Global Management LLLP, a Delaware limited liability limited partnership, as to which Mr. Novelly is the chief executive officer. Mr. Novelly disclaims beneficial ownership of the shares owned by St. Albans Global Management LLLP.

(9)

Mr. Lang and Mr. Sanders serve as two of the three trustees of the Graziadio Family Trust (“Trust”) (see footnote 4 above). As a trustee, each shares voting and investment power with respect to the 410,519 shares owned by the Trust. Each of Mr. Lang and Mr. Sanders disclaims any pecuniary interest in or beneficial ownership of the shares owned by the Trust.

(10)	Includes 10,000 shares subject to options granted under the Company’s 2004 Stock Plan.

(11)	Includes 20,000 shares subject to options granted under the Company’s 1998 Employee Plan.

(12)	Includes 10,000 shares subject to options granted under the Company’s 2004 Stock Plan and 4,000 shares subject to options granted under the Company’s 1998 Employee Plan.

Item 13. Certain Relationships and Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company reimburses or pays costs and expenses incurred by Second Southern Corp. and Ginarra Partners, LLC, companies affiliated with Mr. Graziadio, in connection with Mr. Graziadio’s execution of his duties as chairman and chief executive officer of the Company. These costs include clerical and administrative support, travel and entertainment expenses, and certain direct overhead costs including, but not limited to, postage, communication charges and office supplies. Payments to such affiliates of Mr. Graziadio for such costs and expenses in fiscal years 2008 and 2007 were $135,673 and $154,415, respectively. William R. Lang, a director of the Company, is the chief financial officer of Second Southern Corp.

     James F. Sanders, corporate secretary of the Company, provides general counsel services to the Company. During Fiscal 2008, Mr. Sanders was paid $127,775 for legal services. Mr. Sanders also is employed by Apex Oil Company, Inc., a company controlled by Paul A. Novelly, a director of the Company.

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

Item 14. Principal Accountant Fees and Services

     The Audit Committee approves the engagement of the Company’s independent auditors prior to their rendering of audit or non-audit services and sets their compensation. The firm of McGladrey & Pullen, LLP, Certified Public Accountants (“McGladrey”), served as the Company’s independent auditors for Fiscal 2008. Pursuant to SEC regulations, the Audit Committee approves all fees payable to the independent auditors for all routine and non-routine services provided. The Audit Committee considers and approves the budget for the annual audit and financial statement review services on a fixed fee basis prior to initiation of the work. Non-routine services in the ordinary course of business which are not prohibited under SEC regulation, such as tax planning, tax compliance and other services, generally are pre-approved on a case-by-case basis. All of the fees paid to the independent auditors in Fiscal 2008 were pre-approved by the Audit Committee.

     Audit Fees: During Fiscal 2008, the Company incurred fees of $130,050 for audit and financial statement review services from McGladrey and $131,000 for those services during Fiscal 2007.

     Audit-Related Fees: For Fiscal 2008, the Company did not incur any additional fees to McGladrey for audit related services and $1,400 for those services during Fiscal 2007.

     Tax Fees: During Fiscal 2008, the Company incurred fees of $99,400 to RSM McGladrey, Inc. (“RSM”), an affiliate of McGladrey, for tax compliance, tax advice and tax planning. During Fiscal 2007, the Company incurred fees of $47,125 to RSM for such services. Additional state tax services were required in 2008 for voluntary disclosure to states not previously filed in. This accounted for the increase in 2008 tax related fees to RSM.

     All Other Fees: During Fiscal 2008 and Fiscal 2007, the Company incurred no fees for services other than audit, audit-related and tax-related services from McGladrey.

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
Date: April 28, 2009