Form 10-Q
period 2009-03-28
BOSS HOLDINGS INC
filed 2009-05-12
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 28, 2009
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1221 Page Street
Kewanee, Illinois 61443
(Address of principal executive offices)

(309) 852-2131
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X    Yes ___ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___  No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at May 1, 2009

Common Stock, $.25 par value	2,116,047

Part I - Financial Information
Item 1. Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 28,	December 27,
	2009	2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$4,388	$803
Accounts receivable, net	6,023	8,256
Inventories	16,146	18,929
Deferred tax asset	1,141	1,141
Prepaid expenses and other	487	523
Total current assets	28,185	29,652

Property and Equipment, net	3,298	3,340
Other assets	129	48
Intangibles, net of amortization	360	457
Goodwill	2,853	2,853
Deferred tax asset	2,100	2,078
	$36,925	$38,428
Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term obligations	$501	$496
Accounts payable	960	1,860
Accrued payroll and related expenses	778	1,123
Accrued promotional expenses	896	991
Other accured liabilities	403	495
Total current liabilities	3,538	4,965

Long-Term Obligations, net of current portion	1,442	1,607
Deferred Compensation	150	146
Stockholders' Equity:
Common stock, $.25 par value; authorized 10,000,000 shares;
issued and outstanding 2,116,047 and 2,036,047 shares
in 2009 and 2008, respectively	529	509
Additional paid-in capital	66,644	66,521
Accumulated (deficit)	(35,322)	(35,271)
Accumulated other comprehensive (loss)	(56)	(49)
Total stockholders' equity	31,795	31,710

	$36,925	$38,428

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Quarter Ended	Quarter Ended
	March 28,	March 29,
	2009	2008
Net sales	$11,582	$13,354
Cost of sales	8,859	10,367
Gross profit	2,723	2,987

Operating expenses	2,745	2,925
Operating income (loss)	(22)	62

Other income (expense):
Interest income	5	19
Interest expense	(67)	(74)
Other	1	2
	(61)	(53)
Income (loss) before income tax	(83)	9

Income tax expense (benefit)	(32)	19
Net loss	$(51)	$(10)

Comprehensive loss	$(58)	$(82)
Weighted average shares outstanding	2,056,267	2,018,345
Basic earnings (loss) per common share	$(0.02)	$0.00
Diluted earnings (loss) per common share	$(0.02)	$0.00

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 28,	March 29,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(51)	$(10)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	146	139
Stock based compensation	3	2
Deferred tax benefit	(24)	(3)
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,229	890
Inventories	2,773	256
Prepaid expenses and other current assets	36	91
Other assets	(8)	18
Increase (decrease) in:
Accounts payable	(882)	(839)
Accrued liabilities	(528)	(379)
Net cash provided by operating activities	3,694	165

Cash Flows from Investing Activities:
Purchases of property and equipment	(80)	(15)
Net cash (used in) investing activities	(80)	(15)

Cash Flows from Financing Activities:
(Repayment) borrowing on revolving line of credit	(31)	-
Repayment on long-term obligation	(123)	(106)
Proceeds from exercise of stock options	140	-
Net cash (used in) financing activities	(14)	(106)

Effect of exchange rates on cash and cash equivalents	(15)	(54)
Increase (decrease) in cash and cash equivalents	3,585	(10)

Cash and cash equivalents:
Beginning of period	803	2,557
End of period	$4,388	$2,547

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

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures are adequate to prevent the information from being misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and 10-K/A, for the year ended December 27, 2008. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

Note 2. Earnings Per Share

       The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Quarter Ended
($ in Thousands)	March 28,	March 29,
	2009	2008
Numerator for basic and diluted net earnings
per common share, earnings (loss)
attributable to common stockholders	$(51)	$(10)
Denominator for basic net earnings
per common share, weighted
average shares outstanding	2,056,267	2,018,345
Effect of dilutive securities,
employee stock options	-	-
Denominator for diluted earnings
per common share	2,056,267	2,018,345

Basic earnings (loss), per common share	$(0.02)	$0.00
Diluted earnings (loss), per common share	$(0.02)	$0.00

Options to purchase 205,680 shares of common stock as of the end of the first quarter of 2008 and options to purchase 129,268 shares as of the end of the first quarter in 2009 were not included in the computation of diluted earnings because the Company operated at a loss during these periods; therefore the effect of option exercise in such circumstances would be antidilutive.

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

($ in Thousands)	Three Months Ended
	March 28, 2009	March 29, 2008
Net loss	$(51)	$(10)
Other comprehensive income
Foreign currency translation adjustments	(10)	(52)
Unrealized gain (loss) on interest rate swap agreements
net of $2 and ($10), respectively, of income taxes	3	(20)
Total comprehensive income (loss)	$(58)	$(82)

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

       The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount		Fair Value Measurements Using
	in Consolidated
	Balance Sheets	Fair Value
	March 28, 2009	March 28, 2009	Level 1	Level 2	Level 3
Marketable Securities (included in other assets)	$150	$150	$150
Interest rate swap liability	$(41)	$(41)		$(41)

       The valuation of the interest rate swap liability shown in the table above was provided by the Company’s primary lender and is based on mid-market levels as of the close of business on the dates indicated above.

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

(In Thousands)	Work Gloves and				Promotional and		Corporate
	Protective Wear		Pet Supplies		Specialty Products		and Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Quarter:
Revenue	$7,963	$9,381	$1,952	$1,887	$1,667	$2,086	$-	$-	$11,582	$13,354
Operating income (loss)	70	192	243	175	(23)	(59)	(312)	(246)	(22)	62
Total assets	25,073	24,403	2,918	3,187	5,704	6,267	3,178	3,621	36,873	37,478
Intangibles	47	925	-	-	3,166	3,257	-	-	3,213	4,182

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: continuing effects of the current global financial and economic crisis on demand for both consumer and industrial products, pricing and availability of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant’s products, pricing policies of competitors, the ability to attract and retain employees in key positions, trends in the advertising and specialties industry and uncertainties and changes in general economic conditions. The words “believe,” “expect”, “anticipate”, “should”, “could” and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales

Sales by Segment	Quarter
$(000)	2009	2008
Work gloves and protective wear	7,963	9,381
Pet supplies	1,952	1,887
Promotional & specialty products	1,667	2,086
Total sales	11,582	13,354

     Because of the continuing national and worldwide economic recession, the Company’s total revenues for the three months ended March 28, 2009 declined 13.3% from the first quarter in 2008. The Company’s pet supplies segment was the only segment to equal or surpass last year’s first quarter revenue number.

     First quarter sales in the work gloves and protective wear segment decreased $1,418,000, or 15.1%, compared to the first quarter of 2008. Industrial sales decreased $938,000 or 22.4% due to decreased industrial activity in the United States. Consumer sales in this segment were able to match last year’s sales level through aggressive work by our sales force in obtaining new accounts. CAT® branded product sales declined $231,000 as the weak economy affected the sales of premium products. Boss Canada sales declined $279,000 and were significantly adversely affected by manufacturing cutbacks in the auto industry in Canada.

     Boss Pet’s first quarter resulted in a slight increase in sales over the first quarter of 2008. Expanded sales to existing accounts, combined with the addition of new accounts and increased pet toy sales generated by the Company’s new propriety line of plush toys, the “Fat Hedz”, allowed the pet supplies segment to meet and surpass last year’s volume.

     Sales in the promotional and specialty products segment decreased $419,000, or 20.0%, compared to the prior year. Promotional items to schools and banks have declined with the economy along with real estate/construction and automotive promotions. Traditionally these have been significant end markets for the promotional and specialty products subsidiary.

Cost of Sales

Cost of Sales by Segment $(000)	Quarter
	2009		2008
	$	%	$	%
Work gloves and protective wear	6,148	77.2%	7,263	77.4%
Pet supplies	1,463	74.9%	1,467	77.7%
Promotional & specialty products	1,248	74.9%	1,637	78.5%
Total cost of sales	8,859	76.5%	10,367	77.6%

     Cost of sales for the three months ended March 28, 2009 totaled $8,859,000, down $1,508,000 from the corresponding period of 2008, and represents a 14.5% reduction from the prior year. Cost of sales for the period declined with the reduction in sales volume and as a result of cost-cutting initiatives put in place at all three segments. Gross margin for the first quarter of 2009 improved to 23.5% from 22.4% for the first quarter of 2008, but overall gross profit dollars have fallen $264,000 as a result of the volume loss compared to the first quarter of 2008.

     Gross margin dollars in the work glove and protective wear segment decreased $303,000 during the first quarter of 2009 compared to the first quarter of 2008. This decrease was related to the volume decline and was partially offset by cost reduction from reduced labor, freight and warehouse expenses.

     The pet products segment increased its gross margin to $489,000 for the first quarter of 2009. This was $69,000 above the first quarter of 2008 and was caused by improved pricing from vendors.

     Gross margin for the promotional and specialty products segment declined $30,000 to $419,000 for the first quarter of 2009 compared to the first quarter of 2008. Cost savings at the factory/warehouse offset almost all of the margin loss created by the 20% reduction in the sales volume during the first quarter of 2009.

Operating Expenses

Operating Expenses by Segment $(000)	Quarter
	2009		2008
	$	%	$	%
Work gloves and protective wear	1,745	21.9%	1,926	20.5%
Pet supplies	246	12.6%	245	13.0%
Promotional & specialty products	442	26.5%	508	24.4%
Corporate and other	312	-	246	-
Total operating expenses	2,745	23.7%	2,925	21.9%

     Total operating expenses decreased $180,000 during the first quarter of 2009 compared to the corresponding period in 2008. Cost reductions in salaries, benefits and commissions, along with expense controls put in place in all areas account for the expense savings at work gloves and protective wear and promotional and specialty products. Additional consulting costs, including a first quarter Far East vendor trip, accounted for the increase in corporate expenses. During 2008, this buying trip occurred in the second quarter.

Earnings (Loss) From Operations

Operating Income (Loss) by Segment $(000)	Quarter
	2009		2008
	$	%	$	%
Work gloves and protective wear	70	0.9%	192	2.0%
Pet supplies	243	12.4%	175	9.3%
Promotional & specialty products	(23)	-1.4%	(59)	-2.8%
Corporate and other	(312)	-	(246)	-
Total operating income (loss)	(22)	-0.2%	62	0.5%

     On a consolidated basis, the Company’s operating income for the first quarter of 2009 decreased by $84,000 compared to 2008. Cost reductions and expense savings initiatives put in place in the first quarter help to offset a 13.3% decline in revenue during the first quarter of 2009.

Other Income and (Expense)

     The Company incurred $67,000 in interest expense during the first quarter of 2009, a decrease of $7,000 from the first quarter of 2008. Interest income for the first quarter of 2009 was $5,000, down $14,000 from the first quarter of 2008. Because bank interest rates have fallen, interest earned on overnight investments is down substantially compared to last year.

Taxes

     In the first quarter of 2009, the Company recorded an income tax benefit of $32,000 based on current federal and estimated state income tax rates. The federal income tax portion of the tax provision is a non-cash expense, because the Company has substantial net operating loss carryforwards for federal income tax purposes resulting from losses in prior years.

     The current ongoing downturn in the national and world economies has caused the Company to consider cost reductions in all aspects of its operations in order to offset lost revenue. Total sales in the first quarter of 2009 were down by 13% compared with the prior year (15% in the work gloves, boots and rainwear segment) and the Company expects further erosion of sales during the remainder of 2009. Industrial sales of work gloves, boots and rainwear are being especially adversely affected by the ongoing recession, down over 22% in the first quarter. Based on disruption in the U.S. automobile manufacturing sector and related industrial businesses including the Chrysler Corporation bankruptcy, anticipated bankruptcy or restructuring of General Motors and production slow-downs at Caterpillar, it appears that a portion of the Company’s industrial sales base is not likely to regenerate even if the economy rebounds. The Company already has reduced its work force, both in warehousing and office staff, and all hourly workers are reduced to a 32 hour workweek. Inventory has been reduced and capital expenditures are being closely evaluated. Management will continue to consider further areas in which to reduce its operating costs.

Liquidity and Capital Resources

     Operating activities provided $3,694,000 in cash during the first quarter of 2009, compared to $165,000 in 2008. This favorable cash performance in 2009 was attributable to reduced inventory and accounts receivable partially offset by decreases in payables and accruals. Inventory levels are being reduced to be in line with current sales projections. The reduction in accounts receivable is a result of the 13.3% decline in sales during the first quarter.

     Investing activities used $80,000 in the first quarter of 2009, compared to $15,000 during the comparable period in 2008. The $80,000 spent during the first quarter was for facility improvements and the initial payments on a new shipping system at the work gloves and protective wear segment. The only capital investment the Company is planning for the second quarter and the rest of the year is $100,000 for the completion of the new shipping system at the work gloves and protective wear segment.

     Financing activities used $14,000 during the first quarter of 2009. Pay down of long-term debt used $123,000 and Boss Canada used $31,000 for repayment on their revolving line of credit. These amounts were partially offset by proceeds from exercised stock options of $140,000. Stock options outstanding as of March 28, 2009 are 231,000. There are currently no borrowings against the Company’s primary line of credit.

     At March 28, 2009 the Company had $4,388,000 in cash with zero borrowings against its $7,000,000 revolving line of credit. The Company was in compliance with its credit facility loan covenants as of March 28, 2009. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company’s financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $732,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $583,000 of the Company’s term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

Item 4T. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

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

BOSS HOLDINGS, INC.

Dated:	May 12, 2009	By:	/s/ Steven G. Pont
Steven G. Pont
Vice President of Finance
(Principal financial officer)