Form 10-Q
period 2009-06-27
BOSS HOLDINGS INC
filed 2009-08-11
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 27, 2009
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

1221 Page Street
Kewanee, Illinois 61443
(Address of principal executive offices)

(309) 852-2131
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X     No__

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X  Yes    __ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]           Accelerated filer [   ]

Non-accelerated filer [   ]           Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__    No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at August 3, 2009
Common Stock, $.25 par value	2,116,047

Part I - Financial Information
Item 1. Financial Statements

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	June 27,	December 27,
	2009	2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,976	$803
Accounts receivable, net	5,941	8,256
Inventories	14,444	18,929
Deferred tax asset	1,141	1,141
Prepaid expenses and other	357	523
Total current assets	28,859	29,652

Property and Equipment, net	3,279	3,340

Other assets	162	48
Intangibles, net of amortization	334	457
Goodwill	2,853	2,853
Deferred tax asset	1,692	2,078
	$37,179	$38,428

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term obligations	$510	$496
Accounts payable	1,697	1,860
Accrued payroll and related expenses	589	1,123
Accrued promotional expenses	909	991
Other accrued liabilities	411	495
Total current liabilities	4,116	4,965

Long-Term Obligations, net of current portion	1,349	1,607

Deferred Compensation	175	146

Stockholders' Equity:
Common stock, $.25 par value; authorized 10,000,000 shares;	529	509
issued and outstanding 2,116,047 and 2,036,047 shares
in 2009 and 2008, respectively
Additional paid-in capital	66,645	66,521
Accumulated (deficit)	(35,636)	(35,271)
Accumulated other comprehensive income (loss)	1	(49)
Total stockholders' equity	31,539	31,710
	$37,179	$38,428

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net sales	$10,890	$13,287	$22,471	$26,641

Cost of sales	8,385	10,191	17,243	20,558

Gross profit	2,505	3,096	5,228	6,083

Operating expenses	2,342	2,824	5,086	5,749

Operating income	163	272	142	334

Other income (expense):
Interest income	4	10	9	29
Interest expense	(66)	(78)	(133)	(152)
Other	(1)	-	-	2
	(63)	(68)	(124)	(121)

Income before income tax	100	204	18	213

Income tax expense	415	79	383	98
Net income (loss)	$(315)	$125	$(365)	$115

Comprehensive income (loss)	$(258)	$146	$(315)	$64

Weighted average shares outstanding	2,116,047	2,018,345	2,086,157	2,018,345

Basic earnings (loss) per common share	$(0.15)	$0.06	$(0.18)	$0.06

Diluted earnings (loss) per common share	$(0.15)	$0.06	$(0.18)	$0.05

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 27,	June 28,
	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(365)	$115
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	309	327
Stock based compensation	4	4
Deferred tax expense	381	62
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	2,340	1,346
Inventories	4,535	(797)
Prepaid expenses and other current assets	167	157
Other assets	(34)	60
Increase (decrease) in:
Accounts payable	(240)	(458)
Accrued liabilities	(674)	(517)
Net cash provided by operating activities	6,423	299

Cash Flows from Investing Activities:
Purchases of property and equipment	(189)	(98)
Net cash (used in) investing activities	(189)	(98)

Cash Flows from Financing Activities:
(Repayment) borrowing on revolving line of credit	(13)	-
Repayment on long-term obligation	(248)	(243)
Proceeds from exercise of stock options	140	-
Net cash (used in) financing activities	(121)	(243)
		-
Effect of exchange rates on cash and cash equivalents	60	(149)

Increase (decrease) in cash and cash equivalents	6,173	(191)

Cash and cash equivalents:
Beginning of period	803	2,557
End of period	$6,976	$2,366

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

Note 2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months		Six Months
	Ended (Unaudited)		Ended (Unaudited)
($ in Thousands)	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Numerator for basic and diluted net earnings
per common share, earnings (loss)
attributable to common stockholders	$(315)	$125	$(365)	$115

Denominator for basic net earnings
per common share, weighted
average shares outstanding	2,116,047	2,018,345	2,086,157	2,018,345
Effect of dilutive securities,
employee stock options	-	197,214	-	201,447
Denominator for diluted earnings
per common share	2,116,047	2,215,559	2,086,157	2,219,792

Basic earnings (loss), per common share	$(0.15)	$0.06	$(0.18)	$0.06

Diluted earnings (loss), per common share	$(0.15)	$0.06	$(0.18)	$0.05

     Outstanding options to purchase shares of common stock as of the end of the second quarter of 2009 and year to date were not included in the computation of diluted earnings because the Company operated at a loss during these periods; therefore the effect of option exercise in such circumstances would be antidilutive.

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

	Three Months		Six Months
	Ended (Unaudited)		Ended (Unaudited)
($ in Thousands)	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Net income (loss)	$(315)	$125	$(365)	$115
Other comprehensive income
Foreign currency translation adjustments	53	7	43	(45)
Unrealized gain (loss) on interest rate swap
agreements net of income taxes	4	14	7	(6)
Total comprehensive income (loss)	$(258)	$146	$(315)	$64

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

	Carrying Amount
	in Consolidated
	Balance Sheets	Fair Value	Fair Value Measurements Using
	June 27, 2009	June 27, 2009	Level 1	Level 2	Level 3
Marketable Securities (included in other assets)	$175	$175	$175	$-	$-
Interest rate swap liability	$(34)	$(34)	$-	$(34)	$-

     Fair value of the marketable securities shown in the table above is based on quoted prices as of June 27, 2009. The valuation of the interest rate swap liability shown in the table above was provided by the Company’s primary lender and is based on mid-market levels as of the close of business on the dates indicated above.

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

(In Thousands)	Work Gloves and				Promotional and		Corporate
	Protective Wear		Pet Supplies		Specialty Products		and Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Quarter:
Revenue	$6,833	$9,066	$1,780	$1,602	$2,277	$2,619	$-	$-	$10,890	$13,287
Operating income (loss)	-	139	187	79	236	269	(260)	(215)	163	272
Total assets	25,758	24,490	2,601	3,260	6,029	6,469	2,791	3,569	37,179	37,788
Intangibles	45	920	-	-	3,142	3,234	-	-	3,187	4,154

Year-to-Date:
Revenue	$14,796	$18,447	$3,732	$3,489	$3,943	$4,705	$-	$-	$22,471	$26,641
Operating income (loss)	70	331	430	254	213	210	(571)	(461)	142	334

Note 6. Subsequent Events

     The Company has performed an evaluation of subsequent events through August 11, 2009, which is the date the financial statements were issued.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     Certain statements, other than statements of historical fact, included in this Quarterly Report including, without limitation, the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are, or may be deemed to be, forward-looking statements that involve significant risks and uncertainties, and accordingly, there is no assurance that these expectations will be correct. These expectations are based upon many assumptions that the registrant believes to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: continuing effects of current global financial and economic conditions on demand for both consumer and industrial products, pricing and availability of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for the registrant’s products, pricing policies of competitors, the ability to attract and retain employees in key positions and trends in the advertising and specialties industry. The words “believe,” “expect”, “anticipate”, “should”, “could” and other expressions that indicate future events and trends identify forward-looking statements. All subsequent forward-looking statements attributable to the registrant or persons acting on its behalf are expressly qualified in their entirety.

Sales
Sales by Segment	Quarter		Year-to-Date
$(000)	2009	2008	2009	2008
Work gloves and protective wear	6,833	9,066	14,796	18,447
Pet supplies	1,780	1,602	3,732	3,489
Promotional & specialty products	2,277	2,619	3,943	4,705
Total sales	10,890	13,287	22,471	26,641

     Total revenues for the three months ended June 27, 2009 decreased $2,397,000 or 18% from the comparable quarter in 2008 as the national and worldwide economic recession continues. The Company’s pet supplies segment was the only segment to equal or surpass last year’s second quarter revenues.

     Second quarter sales in the work gloves and protective wear segment were $2,233,000, or 24.6% below the comparable period in 2008. Industrial sales decreased $1,291,000 or 29.7% due to the decline in industrial activity in the United States. Decreased consumer spending has lead to a $324,000 decrease in the consumer sales portion of this segment. CAT® branded product sales declined $378,000 as the weak economy affected the sales of premium products. Boss Canada sales declined $240,000 and were significantly adversely affected by manufacturing cutbacks in the auto industry in Canada.

     Boss Pet’s second quarter resulted in an increase in sales over the second quarter of 2008 as the pet supply market continues to grow. Expanded sales to existing accounts, combined with the addition of new accounts and increased pet toy sales generated by the Company’s new propriety line of plush toys, the “Fat Hedz Collection”, allowed the pet supplies segment to surpass last year’s volume.

     Sales in the promotional and specialty products segment decreased $342,000, or 13%, compared to the prior year. Promotional items to schools and banks have declined with the economy along with real estate/construction and automotive promotions. Traditionally these have been significant end markets for the promotional and specialty products subsidiary.

     Consolidated revenues for the six months ended June 27, 2009, decreased $4,170,000 or 15.7% compared to the same period in 2008. The recession has had a major impact on both the work glove and protective wear and promotional and specialty products segments which have experienced decreases in sales of 19.8% and 16.2% respectively. The pet supplies segment was able to increase sales 7% during the first six months of 2009, reflecting positive trends in the pet industry.

Cost of Sales
Cost of Sales by Segment $(000)	Quarter				Year-to-Date
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Work gloves and protective wear	5,495	80.4%	7,098	78.3%	11,643	78.7%	14,361	77.9%
Pet supplies	1,319	74.1%	1,306	81.5%	2,782	74.5%	2,773	79.5%
Promotional & specialty products	1,571	69.0%	1,787	68.2%	2,818	71.5%	3,424	72.8%
Total cost of sales	8,385	77.0%	10,191	76.7%	17,243	76.7%	20,558	77.2%

     Cost of sales for the three months ended June 27, 2009 totaled $8,385,000, down $1,806,000 from the corresponding period of 2008, and represents a 17.7% reduction from the prior year. Cost of sales for the period declined with the reduction in sales volume and as a result of cost-cutting initiatives put in place at all three segments. Gross margin for the second quarter of 2009 decreased slightly to 23.0% from 23.3% for the second quarter of 2008, but overall gross profit dollars have fallen $591,000 as a result of the volume loss compared to the second quarter of 2008. As fixed costs are spread against decreased revenues, profit margin suffers.

     Gross margin dollars in the work glove and protective wear segment decreased $630,000 during the second quarter of 2009 compared to the second quarter of 2008. This decrease was related to the volume decline, although partially offset by cost reduction from reduced labor, freight and warehouse expenses.

     The pet products segment increased its gross margin to $461,000 for the second quarter of 2009. This was $165,000 above the second quarter of 2008 and was caused by a combination of increased volume and improved pricing from vendors.

     Gross margin for the promotional and specialty products segment declined $126,000 to $706,000 for the second quarter of 2009 compared to the second quarter of 2008. Cost savings on labor and supplies at the factory/warehouse offset a portion of the margin loss created by the reduction in the sales volume during the second quarter of 2009.

     As a result of both reduced volume and cost reductions, cost of sales for the six months ended June 27, 2009 decreased $3,315,000 from the same period in 2008. Cost savings from vendors, freight rates and warehouse expenses were enough to increase the gross margin percentage to 23.3% from 22.8%. However, the total gross margin dollar loss was still $855,000 due to the lost volume.

Operating Expenses
Operating Expenses by Segment $(000)	Quarter				Year-to-Date
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Work gloves and protective wear	1,338	19.6%	1,829	20.2%	3,083	20.8%	3,755	20.4%
Pet supplies	274	15.4%	217	13.5%	520	13.9%	462	13.2%
Promotional & specialty products	470	20.6%	563	21.5%	912	23.1%	1,071	22.8%
Corporate and other	260	-	215	-	571	-	461	-
Total operating expenses	2,342	21.5%	2,824	21.3%	5,086	22.6%	5,749	21.6%

     Operating expenses during the second quarter of 2009 decreased $482,000 compared to the corresponding period in 2008. Cost reductions in salaries, benefits and commissions, along with expense controls put in place in all areas account for the expense savings at work gloves and protective wear and promotional and specialty products. Pet supplies operating expenses have increased from salaries, commissions, trade shows and travel, all a result of the increase in sales activity. Corporate expenses have increased in legal and consulting costs.

     For the six month period ended June 27, 2009, consolidated operating expenses have decreased $663,000 compared to the same six month period in 2008. Cost savings programs put in place during the first quarter to bring spending in line with sales activity at the work gloves and protective wear and promotional and specialty products segments have generated a reduction for the first six months of 2009 of $831,000. Pet supplies operating expenses have increased as a result of having a full administrative staff and costs related to the increased sales volume. Corporate expenses have increased in legal and consulting costs.

Earnings (Loss) From Operations
Operating Income (Loss) by Segment $(000)	Quarter				Year-to-Date
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Work gloves and protective wear	-	0.0%	139	1.5%	70	0.5%	331	1.8%
Pet supplies	187	10.5%	79	4.9%	430	11.5%	254	7.3%
Promotional & specialty products	236	10.4%	269	10.3%	213	5.4%	210	4.5%
Corporate and other	(260)	-	(215)	-	(571)	-	(461)	-
Total operating income	163	1.5%	272	2.0%	142	0.6%	334	1.3%

     On a consolidated basis, the Company generated $163,000 in operating income during the second quarter of 2009, compared to $272,000 of operating income for the same period in 2008. Cost reductions and expense savings initiatives helped to offset an 18.0% decline in revenue during the second quarter of 2009.

     On a year-to-date basis the Company generated income from operations of $142,000 through June 27, 2009, compared to $334,000 for the comparable period in 2008. Earning reductions created by the 15.7% reduction in sales volume were only partially offset by cost savings.

Other Income and (Expense)

     The Company incurred $66,000 in interest expense during the second quarter of 2009, a decrease of $12,000 from the second quarter of 2008. Interest income for the second quarter of 2009 was $4,000, down $6,000 from the second quarter of 2008. Because bank interest rates have fallen, interest earned on overnight investments is down substantially compared to last year. For the six months ended June 27, 2009 interest expense was $133,000 compared to $152,000 for the same period last year.

Taxes

     In the second quarter of 2009, the Company recorded an income tax expense of $39,000 based on current federal and estimated state income tax rates. During the second quarter management reevaluated its profitability trends. Based upon its current and projected profitability and the uncertainties surrounding expected future earnings as a result of the worldwide recession, management determined that it would more likely not be able to utilize as much of its federal income tax net operating loss carryforwards (NOL) as previously projected. Based on this conclusion, the Company increased the valuation allowance offsetting its deferred tax asset and recognized an additional tax expense of $376,000.

     The current ongoing downturn in the national and world economies has caused the Company to consider cost reductions in all aspects of its operations in order to offset lost revenue. Total sales for the first six months of 2009 were down by 15.7% compared with the prior year (20% in the work gloves, boots and rainwear segment) and the Company expects further erosion of sales during the remainder of 2009. Industrial sales of work gloves, boots and rainwear are being especially adversely affected by the ongoing recession, down over 26% year-to-date. Based on major disruptions which have occurred in the U.S. automobile manufacturing sector and related industrial businesses, Company management believes that a material portion of the Company’s industrial sales base is not likely to regenerate even if the economy rebounds. The Company already has reduced its work force, both in warehousing and office staff, and all hourly workers are reduced to a 32 hour workweek. Inventory has been reduced and capital expenditures are being closely evaluated. Management will continue to consider further areas in which to reduce its operating costs as it actively seeks new sales areas to replace the lost industrial business.

Liquidity and Capital Resources

     Operating activities provided $6,423,000 in cash during the six months ended June 27, 2009, compared to $299,000 in 2008. This favorable cash performance in 2009 was primarily attributable to reduced inventories in the gloves, boots and rainwear and promotional products segments and accounts receivable. These increases were partially offset by a decrease in accounts payable. Inventory levels are being reduced to be in line with current sales projections. The reduction in accounts receivable is a result of the 15.7% decline in sales during the first six months.

     Investing activities used $189,000 during the six months ended June 27, 2009, compared to $98,000 during the comparable period in 2008. The work gloves and protective wear segment invested $163,000 on a new shipping software system. The remaining amount was spent on technology improvements at the promotional and specialty products segment. There are no additional capital expenditures planned for the last half of 2009.

     Financing activities used $121,000 during the six months ended June 27, 2009. Pay down of long-term debt used $248,000 and Boss Canada used $13,000 for repayment of its revolving line of credit. These amounts were partially offset by proceeds from exercised stock options of $140,000. There are stock options outstanding as of June 27, 2009 for 231,000 shares of the Company’s common stock. There are currently no borrowings against the Company’s primary line of credit.

     At June 27, 2009 the Company had $6,976,000 in cash with zero borrowings against its $7,000,000 primary line of credit. The Company was in compliance with its credit facility loan covenants as of June 27, 2009. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company’s financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $719,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $521,000 of the Company’s term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

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

BOSS HOLDINGS, INC.

Dated:	August 11, 2009	By:	/s/ Steven G. Pont
Steven G. Pont
Vice President of Finance
(Principal financial officer)