Form 10-Q
period 2009-09-26
BOSS HOLDINGS INC
filed 2009-11-10
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 26, 2009
Commission File No.	0-23204

BOSS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	58-1972066
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

Non-accelerated filer [   ]           Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes__    No X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding at October 27, 2009
Common Stock, $.25 par value	2,116,047

Boss Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	September 26,	December 27,
	2009	2008
Assets	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,641	$803
Accounts receivable, net	7,537	8,256
Inventories	15,367	18,929
Deferred tax asset	1,141	1,141
Prepaid expenses and other	393	523
Total current assets	30,079	29,652

Property and Equipment, net	3,174	3,340

Other assets	194	48
Intangibles, net of amortization	308	457
Goodwill	2,853	2,853
Deferred tax asset	1,732	2,078
	$38,340	$38,428

Liabilities and Stockholders' Equity
Current Liabilities:
Current portion of long-term obligations	$1,136	$496
Accounts payable	1,839	1,860
Accrued payroll and related expenses	871	1,123
Accrued promotional expenses	898	991
Other accrued liabilities	540	495
Total current liabilities	5,284	4,965

Long-Term Obligations, net of current portion	605	1,607

Deferred Compensation	202	146

Stockholders' Equity:
Common stock, $.25 par value; authorized 10,000,000 shares;	529	509
issued and outstanding 2,116,047 and 2,036,047 shares
in 2009 and 2008, respectively
Additional paid-in capital	66,645	66,521
Accumulated (deficit)	(34,975)	(35,271)
Accumulated other comprehensive income (loss)	50	(49)
Total stockholders' equity	32,249	31,710
	$38,340	$38,428

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net sales	$12,258	$14,070	$34,729	$40,711

Cost of sales	8,949	10,391	26,192	30,951

Gross profit	3,309	3,679	8,537	9,760

Operating expenses	2,599	2,891	7,685	8,640

Operating income	710	788	852	1,120

Other income (expense):
Interest income	5	7	14	36
Interest expense	(68)	(77)	(201)	(229)
Other	40	1	40	4
	(23)	(69)	(147)	(189)

Income before income tax	687	719	705	931

Income tax expense	26	280	409	378
Net income	$661	$439	$296	$553

Comprehensive income	$710	$403	$395	$465

Weighted average shares outstanding	2,116,047	2,018,345	2,096,120	2,018,345

Basic earnings per common share	$0.31	$0.22	$0.14	$0.27

Diluted earnings per common share	$0.30	$0.20	$0.13	$0.25

The accompanying notes are an integral part of these statements.

Boss Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 26,	September 27
	2009	2008
Cash Flows from Operating Activities:
Net income	$296	$553
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	454	491
Stock based compensation	4	6
Deferred tax expense	339	267
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	765	207
Inventories	3,663	(2,931)
Prepaid expenses and other current assets	132	173
Other assets	(61)	115
Increase (decrease) in:
Accounts payable	(177)	65
Accrued liabilities	(253)	(117)
Net cash provided by (used in) operating activities	5,162	(1,171)

Cash Flows from Investing Activities:
Purchases of property and equipment	(200)	(333)
Net cash (used in) investing activities	(200)	(333)

Cash Flows from Financing Activities:
(Repayment) on revolving line of credit	(23)	-
(Repayment) on long-term obligation	(374)	(368)
Proceeds from exercise of stock options	140	-
Net cash (used in) financing activities	(257)	(368)

Effect of exchange rates on cash and cash equivalents	133	(254)

Increase (decrease) in cash and cash equivalents	4,838	(2,126)

Cash and cash equivalents:
Beginning of period	803	2,557
End of period	$5,641	$431

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

Note 2. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months		Nine Months
	Ended (Unaudited)		Ended (Unaudited)
($ in Thousands)	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Numerator for basic and diluted net earnings
per common share, earnings
attributable to common stockholders	$661	$439	$296	$553

Denominator for basic net earnings
per common share, weighted
average shares outstanding	2,116,047	2,018,345	2,096,120	2,018,345
Effect of dilutive securities,
employee stock options	91,544	178,547	104,974	193,620
Denominator for diluted earnings
per common share	2,207,591	2,196,892	2,201,094	2,211,965

Basic earnings, per common share	$0.31	$0.22	$0.14	$0.27

Diluted earnings, per common share	$0.30	$0.20	$0.13	$0.25

Note 3. Comprehensive Income

     Comprehensive income refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity, which for the Company is comprised of foreign currency translation adjustments and unrealized gains and losses on interest rate swap agreements. The following table summarizes the components of comprehensive income:

	Three Months		Nine Months
	Ended (Unaudited)		Ended (Unaudited)
($ in Thousands)	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Net income	$661	$439	$296	$553
Other comprehensive income
Foreign currency translation adjustments	45	(36)	88	(81)
Unrealized gain (loss) on interest rate swap
agreements net of income taxes	4	-	11	(7)
Total comprehensive income	$710	$403	$395	$465

Note 4. Fair Value Measurements

     Accounting principles generally accepted in the United States of America define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. Additionally the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

  Level 1 – Quoted market prices in an active market for identical assets or liabilities.

  Level 2 – Market data or inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; quoted market prices for similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

  Level 3 – Unobservable inputs that are supported by little or no market activity.

     Accounting principles generally accepted in the United States of America also permit companies to irrevocably choose to measure certain financial instruments and other items at fair value. These standards have also established presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. Except for those assets and liabilities which are required by authoritative accounting guidance to be recorded at fair value in our Consolidated Balance Sheets, the Company has elected not to record any other assets or liabilities at fair value.

     The following table provides information on those assets and liabilities measured at fair value on a recurring basis.

	Carrying Amount		Fair Value Measurements Using
	in Consolidated
	Balance Sheets	Fair Value
	September 26, 2009	September 26, 2009	Level 1	Level 2	Level 3
Marketable Securities (included in other assets)	$202	$202	$202	$-	$-
Interest rate swap liability	$(28)	$(28)	$-	$(28)	$-

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

(In Thousands)	Work Gloves and				Promotional and		Corporate
	Protective Wear		Pet Supplies		Specialty Products		and Other		Total
	2009	2008	2009	2008	2009	2008	2009	2008	2009	2008
Quarter:
Revenue	$7,062	$9,199	$2,250	$1,517	$2,946	$3,354	$-	$-	$12,258	$14,070
Operating income (loss)	292	411	153	125	514	571	(249)	(319)	710	788
Total assets	24,727	26,019	4,794	2,916	5,968	6,690	2,851	3,310	38,340	38,935
Intangibles	41	904	-	-	3,120	3,211	-	-	3,161	4,115

Year-to-Date:
Revenue	$21,858	$27,646	$5,982	$5,006	$6,889	$8,059	$-	$-	$34,729	$40,711
Operating income (loss)	361	740	583	379	728	780	(820)	(779)	852	1,120

Note 6. Subsequent Events

     The Company has performed an evaluation of subsequent events through November 10, 2009, which is the date the financial statements were issued.

     On November 2, 2009, Galaxy Balloons purchased the balloon customer list, inventory, records, files and certain balloon manufacturing equipment of Ashland Graphic Arts, Inc. of Ashland, Ohio (“AGA”) pursuant to an Asset Purchase and Sale Agreement for a base purchase price of approximately $387,500. AGA manufactures, imprints, personalizes, markets and distributes a line of balloons and other inflatable products for the specialty advertising market.

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

Sales
Sales by Segment	Quarter		Year-to-Date
$(000)	2009	2008	2009	2008
Work gloves and protective wear	7,062	9,199	21,858	27,646
Pet supplies	2,250	1,517	5,982	5,006
Promotional & specialty products	2,946	3,354	6,889	8,059
Total sales	12,258	14,070	34,729	40,711

     Total revenues for the three months ended September 26, 2009 decreased $1,812,000 or 12.9% from the comparable quarter in 2008 as the national and worldwide economic recession continued. The Company’s pet supplies segment was the only segment to equal or surpass last year’s third quarter revenues.

     Third quarter sales in the work gloves and protective wear segment were $2,137,000, or 23.2% below the comparable period in 2008. Industrial sales decreased $1,270,000 or 29.9% due to the decline in industrial activity in the United States. Decreased consumer spending has lead to a $661,000 decrease in the Consumer sales portion of this segment. CAT® branded product sales declined $123,000 as the weak economy affected the sales of premium products. Boss Canada sales declined $83,000 and were significantly adversely affected by manufacturing cutbacks in the auto industry in Canada.

     Boss Pet’s third quarter resulted in an increase in sales of $733,000 over the third quarter of 2008 as the pet supply segment continued to grow. The addition of new accounts, combined with expanded sales to existing accounts and increased pet toy sales generated by the Company’s new propriety line of plush toys, the “Fat Hedz”, allowed the pet supplies segment to surpass last year’s volume.

     Sales in the promotional and specialty products segment decreased $408,000, or 12.2%, compared to the prior year. Promotional items to schools and banks have declined with the economy along with real estate/construction and automotive promotions. Traditionally these have been significant end markets for the promotional and specialty products segment.

     Consolidated revenues for the nine months ended September 26, 2009, decreased $5,982,000 or 14.7% compared to the same period in 2008. The recession has had a major impact on both the work gloves and protective wear and promotional and specialty products segment which have experienced decreases in sales of 20.9% and 14.5% respectively. The pet supplies segment has increased sales 19.5% during the first nine months of 2009 with the addition of several new accounts, expanded sales to existing accounts and new product offerings.

Cost of Sales

Cost of Sales by Segment $(000)	Quarter				Year-to-Date
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Work gloves and protective wear	5,322	75.4%	7,036	76.5%	16,966	77.6%	21,399	77.4%
Pet supplies	1,689	75.1%	1,184	78.0%	4,471	74.7%	3,957	79.0%
Promotional & specialty products	1,938	65.8%	2,171	64.7%	4,755	69.0%	5,595	69.4%
Total cost of sales	8,949	73.0%	10,391	73.9%	26,192	75.4%	30,951	76.0%

     Cost of sales for the three months ended September 26, 2009 totaled $8,949,000, down $1,442,000 from the corresponding period of 2008, and represents a 13.9% reduction from the prior year. Cost of sales for the period declined with the reduction in sales volume and as a result of cost-cutting initiatives put in place at all three segments. Gross margin for the third quarter of 2009 increased slightly to 27.0% from 26.1% for the third quarter of 2008, but overall gross profit dollars have fallen $370,000 as a result of the volume loss compared to the third quarter of 2008.

     Gross margin dollars in the work glove and protective wear segment decreased $423,000 during the third quarter of 2009 compared to the third quarter of 2008. This decrease was related to the volume decline and was partially offset by cost reduction from reduced labor, freight and warehouse expenses.

     The pet products segment increased its gross margin to $561,000 for the third quarter of 2009. This was $228,000 above the third quarter of 2008 and was caused by the increase in volume and improved pricing from vendors.

     Gross margin for the promotional and specialty products segment declined $175,000 to $1,008,000 for the third quarter of 2009 compared to the third quarter of 2008. Cost savings at the factory/warehouse offset a portion of the margin loss created by the 12.2% reduction in the sales volume during the third quarter of 2009.

     As a result of reduced volume and cost savings, cost of sales for the nine months ended September 26, 2009 decreased $4,759,000 from the same period in 2008. Cost savings from vendors, freight rates and warehouse expenses were enough to increase the gross margin percentage to 24.6% from 24.0%, but not enough to offset the total gross margin dollar loss from volume of $1,223,000.

Operating Expenses
Operating Expenses by Segment $(000)	Quarter				Year-to-Date
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Work gloves and protective wear	1,448	20.5%	1,752	19.0%	4,531	20.7%	5,507	19.9%
Pet supplies	408	18.1%	208	13.7%	928	15.5%	670	13.4%
Promotional & specialty products	494	16.8%	612	18.2%	1,406	20.4%	1,684	20.9%
Corporate and other	249	-	319	-	820	-	779	-
Total operating expenses	2,599	21.2%	2,891	20.5%	7,685	22.1%	8,640	21.2%

     Operating expenses during the third quarter of 2009 decreased $292,000 compared to the corresponding period in 2008. Cost reductions in salaries, benefits and commissions, along with expense controls put in place in all areas account for the expense savings at work gloves and protective wear and promotional and specialty products. Pet supplies operating expenses have increased from salaries, commissions, trade shows and travel, all a result of the increase in sales activity.

     For the nine month period ended September 26, 2009, consolidated operating expenses have decreased $955,000 compared to the same nine month period in 2008. Cost savings programs put in place during the first quarter to bring spending in line with sales activity at the work gloves and protective wear and promotional and specialty products segments have generated a reduction for the first nine months of 2009 of $1,254,000. Pet supplies operating expenses have increased as a result of having a full administrative staff and costs related to the increased sales volume. Corporate expenses have increased in legal and consulting costs.

Earnings (Loss) From Operations
Operating Income (Loss) by Segment $(000)	Quarter				Year-to-Date
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
Work gloves and protective wear	292	4.1%	411	4.5%	361	1.7%	740	2.7%
Pet supplies	153	6.8%	125	8.2%	583	9.7%	379	7.6%
Promotional & specialty products	514	17.4%	571	17.0%	728	10.6%	780	9.7%
Corporate and other	(249)	-	(319)	-	(820)	-	(779)	-
Total operating income	710	5.8%	788	5.6%	852	2.5%	1,120	2.8%

     On a consolidated basis, the Company generated $710,000 in operating income during the third quarter of 2009, compared to $788,000 of operating income for the same period in 2008. Cost reductions and expense savings initiatives help to offset a 12.9% decline in revenue during the third quarter of 2009.

     On a year-to-date basis the Company generated income from operations of $852,000 through September 26, 2009, compared to $1,120,000 for the comparable period in 2008. Earning reductions created by the 14.7% reduction in sales volume has been partially offset by cost savings.

Other Income and (Expense)

     The Company incurred $68,000 in interest expense during the third quarter of 2009, a decrease of $9,000 from the third quarter of 2008. Interest income for the third quarter of 2009 was $5,000, down $2,000 from the third quarter of 2008. Because bank interest rates have fallen, interest earned on overnight investments is down substantially compared to last year. For the nine months ended September 26, 2009 interest expense was $201,000 compared to $229,000 for the same period last year.

Taxes

     In the third quarter of 2009, the Company recorded an income tax expense of $268,000 based on current federal and estimated state income tax rates. During the third quarter management reevaluated its profitability trends. Based upon its current and projected profitability management determined that it would more likely than not be able to utilize more of the NOL available then previously projected. Based on this conclusion, the Company decreased the valuation allowance and recognized a $242,000 tax benefit.

     The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability. Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until complete utilization of the NOL benefit. Shareholders and other users of the Company’s financial statements should carefully consider the effect of non-cash tax entries (such as adjustments to the deferred tax assets) when comparing current results with past or future financial statements of the Company.

Current Trends

     The current ongoing downturn in the national and world economies has caused the Company to consider cost reductions in all aspects of its operations in order to offset lost revenue. Total sales for the nine months of 2009 were down by 14.7% compared with the prior year (20.9% in the work gloves, boots and rainwear segment). Industrial sales of work gloves, boots and rainwear are being especially adversely affected by the ongoing recession, down over 27.4% year-to-date. Based on disruption in the U.S. automobile manufacturing sector and related industrial businesses including the restructuring of the Chrysler Corporation and General Motors, management anticipates that a portion of the Company’s industrial sales base is not likely to regenerate even if the economy rebounds. The Company already has reduced its work force, both in warehousing and office staff. Inventory has been reduced and capital expenditures are being closely evaluated. Management will continue to closely monitor operating costs and attempt to keep them in line with current and projected revenues.

Liquidity and Capital Resources

     Operating activities provided $5,162,000 in cash during the nine months ended September 26, 2009, compared to $1,171,000 used in 2008. This favorable cash performance in 2009 was attributable to reduced inventory in the work gloves, boots and rainwear segment and accounts receivable, which was partially offset by decreases in payables and accrued liabilities. Inventory levels are being reduced to correspond with current sales projections. The reduction in accounts receivable is a result of the 14.7% decline in sales during the nine months.

     Investing activities used $200,000 during the nine months ended September 26, 2009, compared to $333,000 during the comparable period in 2008. Approximately $163,000 was spent on a new shipping software system at the work gloves and protective wear segment. The remaining amount was spent on material handling equipment at the pet supply segment and technology improvements at the promotional and specialty products segment. There are no additional capital expenditures planned for the rest of the year.

     Financing activities used $257,000 during the nine months ended September 26, 2009. Pay down of long-term debt used $374,000 and Boss Canada used $23,000 for repayment on their revolving line of credit. These amounts were partially offset by proceeds from exercised stock options of $140,000. As of September 26, 2009 there were outstanding options for 231,000 shares of the Company’s common stock. There are currently no borrowings against the Company’s primary line of credit.

     At September 26, 2009 the Company had $5,641,000 in cash with zero borrowings against its $7,000,000 revolving line of credit. The Company was in compliance with its credit facility loan covenants as of September 26, 2009. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

Corporate Transactions

     On August 26, 2009, the Company announced that its Board of Directors had approved a plan to deregister the Company’s common stock under the Securities Exchange Act of 1934, as amended, and as a result thereof, terminate its periodic reporting obligations with the Securities and Exchange Commission. The proposed plan is expected to permit the Company to forgo many of the expenses associated with operating as a public company, including the substantial costs associated with the compliance and auditing requirements of the Sarbanes-Oxley Act of 2002.

     The deregistration will be accomplished by a reverse 1:100 stock split of the Company’s common shares. All shareholders owning fewer than 100 shares prior to the reverse stock split would be cashed out by the Company at a price of $7.65 per pre-split share. The reverse split will be followed immediately by a 100:1 forward split of the Company’s common shares, which will return all shareholders owning more than 100 shares to the same number of shares they owned prior to the reverse and forward split transactions. If, after completion of the reverse and forward stock splits, the Company has fewer than 300 shareholders of record, the Company intends to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended. If that occurs, the Company will be relieved of its requirements to comply with the Sarbanes-Oxley Act of 2002 and to file periodic reports with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q.

     The Company’s Board of Directors received a fairness opinion from an independent financial advisor, TM Capital Corp., which provides that the price of $7.65 per share on a pre-split basis to be received by shareholders owning less than 100 shares is fair to such holders from a financial point of view. All shareholders will have a chance to vote on the proposed transaction pursuant to proxy materials which will be filed by the Company with the SEC. The Company will file a preliminary proxy statement and Schedule 13E-3 with the SEC outlining the plan.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     The Company has minimal exposure to market risks such as changes in foreign currency exchange rates and interest rates. The value of the Company’s financial instruments is generally not materially impacted by changes in interest rates. The Company has entered into two interest rate swap agreements. The first effectively fixes at 5.83% the interest rate on its mortgage note with a current value of approximately $706,000 related to Kewanee warehouse facilities. The second swap fixes at 6.32% the rate on approximately $479,000 of the Company’s term loan related to the Galaxy acquisition. Fluctuations in interest rates are not expected to have a material impact on the interest expense incurred under the Company’s revolving credit facility.

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

BOSS HOLDINGS, INC.

Dated: November 10, 2009	By: /s/ Steven G. Pont
Steven G. Pont
Vice President of Finance
(Principal financial officer)