Form 10-K
period 2009-12-26
BOSS HOLDINGS INC
filed 2010-03-26
CIK 916802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

     The aggregate market value of the voting and non-voting stock held by non-affiliates as of June 27, 2009 was approximately $4,594,250.

     There were 2,124,047 shares of the Registrant’s common stock outstanding as of March 15, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

     Specified portions of the registrant’s proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference in Part III hereof.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements concerning, among other things, our anticipated results, and future plans and objectives that are or may be considered to be “forward-looking statements”. The words “believe”, “expect”, “anticipate”, “should”, “could” and other expressions that indicate future events and trends identify forward-looking statements. These expectations are based upon many assumptions that we believe to be reasonable, but such assumptions ultimately may prove to be materially inaccurate or incomplete, in whole or in part and, therefore, undue reliance should not be placed on them. Several factors which could cause actual results to differ materially from those discussed in such forward-looking statements include, but are not limited to: continuing effects of the current global financial crisis on demand for both consumer and industrial products, pricing and availability of goods purchased from international suppliers, unusual weather patterns which could affect domestic demand for our products and curtail imprinting operations, pricing policies of competitors, the ability to attract and retain employees in key positions, trends in the advertising specialties industry and other uncertainties and changes in general economic conditions. In light of the uncertainty inherent in our forward-looking statements, you should not consider their inclusion to be a representation that the forward-looking matters will be achieved. In evaluating forward-looking statements, you should consider all these risks and uncertainties, together with any other risks described in our other reports and documents furnished or filed with the SEC, and you should not place undue reliance on those statements. We assume no obligation for updating any forward-looking statements, whether as a result of new information, future events, or otherwise; however, to the extent that there are any material changes in the information contained in this Annual Report we promptly will disclose the changes as and to the extent required by applicable law and the rules and regulations of the SEC.

PART I

Item 1. Business

     As used in this report, the terms “Boss” and “Company” refer to Boss Holdings, Inc. (the Registrant), a Delaware corporation, and its operating subsidiaries. The Company’s primary operating subsidiary is Boss Manufacturing Company, a Delaware corporation (“BMC”), originally established in 1893.

     The Company operates primarily in the work gloves and protective wear business segment. In addition, the Company conducts operations in the pet supplies business segment and promotional and specialty products segments. As described below, the Company acquired certain assets of a balloon supplier for its promotional products segment in November 2009.

Work Gloves and Protective Wear

     Through BMC, the Company imports, markets and distributes gloves, boots and rainwear products serving two primary markets – consumer and industrial. The consumer market represents approximately 59% of BMC domestic gross product sales and consists of retailers ranging from convenience stores to mass merchandisers as well as hardware and grocery stores. The industrial market, which accounts for the balance of sales in this segment, includes various commercial users of gloves and protective wear. These end-users include companies in the agricultural, automotive, energy, lumber, mining and construction industries.

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

     BMC sells to a broad customer base approximating three thousand active accounts. Accordingly, BMC has relatively little dependence on any one customer. At the end of 2009, BMC had an open order backlog of approximately $1,098,000 down about $346,000 from the previous year.

     The Company ceased domestic manufacturing operations during 2000 and is now primarily an importer and marketer. Finished goods in this segment are generally widely available from a number of suppliers in various countries. The Company has occasionally experienced short-term limitations in the supply of certain imported products, generally due to raw material shortages. Availability of imported goods is further subject to interruptions in shipping as well as import/export documentation and clearing. The Company does not anticipate any significant shortages of purchased goods for resale in 2010.

     The Company is party to a long-term agreement with Caterpillar Inc. under which the Company markets work gloves, safety items and other products under the CAT® trademark. Sales of CAT® products in 2009 totaled $2,097,000 representing 6% of domestic sales in the work gloves and protective wear segment. The Company believes that the CAT® trademark will continue to provide additional sales growth opportunities, both foreign and domestic, while allowing the Company to introduce new products that are less sensitive to market pricing pressures. The Company will continue to expand product offerings under the CAT® trademark in categories that have proven to be successful.

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

     The promotional products industry is comprised of over 22,000 registered distributors serving a $18 billion market that has experienced substantial growth over the past decade. This market is very competitive and Galaxy competes against companies offering similar products as well as companies offering other custom imprinted goods such as pens, t-shirts and caps. Galaxy competes on the basis of quality, both in terms of the products offered and the printing process, service, with Galaxy offering quick turn-around times (24 and 48 hour rush service) as well as small minimums at competitive prices.

     Based on results from prior years, management expects seasonal sales fluctuations in the promotional and specialty products segment. Historically, sales in this segment reach a low point during the first and fourth quarter of the year then build to a peak in late summer and early fall due to the sales of football related products. To reduce the seasonality in the fourth quarter, Galaxy has expanded its product line to include Christmas ornaments, candles and other products that sell well during the fourth quarter.

     Due to its broad customer base, Galaxy has little dependence on any one customer. In 2009, Galaxy’s largest customer accounted for only 5% of total sales. Galaxy’s open order backlog was not material at year end due to the seasonal nature of sales in this segment. Typically Galaxy doesn’t have a large back order log because it ships most of its orders in five days or less. Galaxy purchases the finished goods on which it custom imprints products from a number of sources, both domestic and international. Though suppliers are limited in certain product areas, Galaxy has experienced no product shortages in recent years and anticipates an adequate supply of goods in the coming year. Since 2007, this industry has been dealing with a worldwide shortage of helium which negatively affected helium balloon sales and is expected to continue to adversely affect future balloon sales.

     In 2009, Galaxy expanded its sport line of products to include a wider array of foam sport balls, full size name brand sport balls (Wilson, Rawlings and Spalding), sport luggage tags, sport and piggy banks, sport ball water bottles, and sport lanyards. Galaxy has increased its line of ornaments to include heart shaped shatter proof ornaments, glass ornaments and picture frame ornaments.

     In November 2009, Galaxy acquired certain assets of AGA Balloons in Ashland, OH. AGA Balloon was a direct competitor of Galaxy in the imprinted balloon market. Through AGA, Galaxy has acquired unique decorating equipment which will allow Galaxy to print on larger size balloons - 24" and 36” round balloons. AGA’s equipment and inventory have been moved to Galaxy’s headquarters. Also in 2009, Galaxy won the ASI Distributor Choice Award as the top inflatable company in the promotional products industry for the third year in a row.

     Additional financial information on the promotional and specialty products segment is included in the “Notes to Consolidated Financial Statements” and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Pet Supplies

     The Company’s pet supply segment operates as Boss Pet Products, Inc. (“Boss Pet”), a wholly owned subsidiary of BMC. Boss Pet imports, markets and distributes pet cable restraints, collars and leads, pet toys, rawhide chews, shampoos and other pet specialty products. Boss Pet markets its products primarily to pet supply specialty, hardware and discount retailers under proprietary brand names. In addition, Boss Pet sells products to discount retailers under privately labeled brand names. Essentially all sales in this segment are within the United States.

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

     The Company generally has multiple sources of supply for substantially all of its product requirements in this segment. Finished goods in this segment have generally been readily available in sufficient quantities. However, the pet supplies segment is subject to the same potential for product interruptions noted in the work gloves and protective wear segment. Because of the seasonality in this segment, the open order backlog for pet supplies was not material at the end of 2009 or 2008.

     Due to the market niches served by Boss Pet, these operations serve a smaller customer base with less diversification than the Company’s operations in other segments. Boss Pet’s largest two customers accounted for 30% and 23% of sales in this segment during 2009.

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

Employees

     As of December 26, 2009, Boss employed 203 full-time associates, down 20 from the previous year due to the lower employment levels at Boss Manufacturing Company. The Company employed no union employees at the end of 2009. Approximately 193 associates were located in the United States with 10 located in Canada at year end.

     The Company believes its employee relations are excellent. However, the Company’s past success in attracting and retaining employees cannot assure attainment of future employment objectives.

Pending Proposal for Termination of SEC Registration

     The Company’s Board of Directors has decided that the costs of being an SEC reporting company currently outweigh the benefits and, thus, it is no longer in our best interests or the best interests of our stockholders, including our unaffiliated stockholders, for us to remain an SEC reporting company. Therefore, our Board of Directors has unanimously authorized a 1-for-100 reverse stock split (the “Reverse Stock Split”) of our Common Stock, followed immediately by a 100-for-1 forward stock split (the “Forward Stock Split” and, together with the Reverse Stock Split, the “Transaction”). The Company has called an annual meeting of shareholders to be held April 20, 2010 to consider and approve the Transaction. The Transaction and the scheduled meeting of shareholders are the subject of a Notice of Annual Meeting and Proxy Statement (the “Proxy Statement”) filed by the Company with the SEC on March 5, 2010 and mailed to shareholders on or about March 12, 2010. At the meeting, stockholders are being asked to consider and vote upon proposals to amend our Certificate of Incorporation to effect the Reverse Stock Split and the Forward Stock Split. Please refer to the Proxy Statement for information relating to the Transaction, including a summary term sheet describing the Transaction, questions and answers about the Transaction and the meeting, a description of special factors surrounding the Transaction (including the background and fairness of the Transaction, effects of the Transaction and alternatives considered), information about the Company and other related disclosures. This short summary only briefly highlights certain information about the proposed Transaction and all shareholders are directed to carefully read the entire Proxy Statement and all of its annexes for a full description of the Transaction.

Available Information

     Information concerning the Company and its products can be obtained from its primary internet website at www.bossgloves.com. The Company’s public financial reports, insider trading reports and the full text of the Proxy Statement can be accessed under the “About Boss” subsection of the website area titled “Company Information”. In addition, information about products available from subsidiary operations is available at the following websites: www.galaxyballoon.com and www.bosspet.com.

Item 2. Properties

     The following table shows the location, general character, square footage, approximate annual rent and lease expiration date of the principal operating facilities owned or leased by the Company as of February 28, 2010. The principal executive offices are located in Kewanee, Illinois.

Location	City	General Character	Square	Annual	Lease
			Feet	Rent	Expiration
Br. Columbia,	Vancouver	Distribution	5,600	$15,700	Month-to-
Canada					month
Illinois	Kewanee	Distribution	147,000	$0	Owned
Illinois	Kewanee	Distribution &	70,000	$0	Owned
		Administration
Illinois	Kewanee	Distribution	19,000	$0	Owned
Ontario,	Concord	Distribution &	11,150	$100,000	3/31/2011
Canada		Administration
Ohio	Lakewood	Printing, Distribution &	108,000	$184,500	12/31/2013
		Administration
Ohio	Maple Hts.	Manufacturing,	58,500	$175,600	12/31/2012
		Distribution & Admin –
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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     The Company’s common stock is traded on the OTC Bulletin Board under the symbol “BSHI.OB.” The Company’s common stock is not listed on any national stock exchange or on NASDAQ. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last-sale prices and volume information for non-listed (over-the-counter) equity securities. The OTC Bulletin Board is a reporting system for participating market makers, not an issuer listing service, and should not be confused with the NASDAQ Stock Market. Participating market makers in the bulletin board system enter quotes and trade reports on a closed computer network and the information is made publicly available through numerous websites and other locations. The OTC Bulletin Board is distinct from the “pink sheets” published by Pink OTC Markets, Inc. that also report on transactions in non-listed equity securities. The following table sets forth the high and low bid prices per share of our common stock for the two most recent fiscal years. The quotations below do not reflect the retail mark-up, markdown or commissions and may not represent actual transactions.

2008	High	Low
First Quarter	$8.90	$8.00
Second Quarter	$8.35	$7.10
Third Quarter	$7.03	$6.10
Fourth Quarter	$6.47	$5.00

2009	High	Low
First Quarter	$5.45	$5.10
Second Quarter	$6.90	$5.10
Third Quarter	$6.20	$4.20
Fourth Quarter	$6.48	$4.27

     The Company has not paid cash dividends on its common stock in the past and currently plans to retain earnings, if any, for business development and expansion. As of February 2, 2010, the Company had approximately 1,462 stockholders of record. There were no repurchases of common stock during the three months ended December 26, 2009.

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
Executive Summary

     The slowdown in the economy that started in 2008 and continued into 2009 caused a 12.2% or $6,775,000 reduction in the Company’s 2009 sales compared to 2008. Work gloves and protective wear sales were down 18.1% with industrial sales being especially adversely affected by the recession, down 25.4% due to the decline in industrial activity in the United States. Promotional & specialty products’ sales declined 10.4% compared to 2008. The pet supplies segment offset some of these sales loses with a 19.8% increase in sales with the addition of new customers and the continued increase in the overall pet industry.

     In order to meet these market conditions, the Company instituted cost-cutting initiatives to conserve cash in the face of decreased demand. The Company reduced its workforce and hourly workers at each of the operating divisions were reduced to 32 hour work weeks during slow order periods. Travel and trade show expenses were curtailed and all expenses were closely monitored.

     Overall gross profit declined $905,000 from 2008 to 2009 as a result of the lost volume. Cost reductions and controls put in place at all segments helped to offset the revenue loss and maintain gross margin as much as possible. Boss Pet, with a gross margin improvement of $762,000, was the only operating segment to show an improvement in gross margin during 2009.

     The Company generated operating earnings of $1,921,000 in 2009 compared to $1,217,000 in 2008. Operating earnings in 2008 had been adversely affected by recording the $173,000 non-cash donation of the Company’s old corporate office building in Kewanee, Illinois to a local charity and recording both a $757,000 non-cash goodwill impairment loss and a $35,000 patent impairment loss at the work gloves and protective wear segment. Without these non-cash adjustments, operating earnings for 2008 would have been $2,182,000.

     Liquidity improved during 2009. As a result of the lower sales volume, tight controls were put on inventory replenishment causing an overall inventory reduction of $3.8 million during 2009. The lower sales volume also contributed to a $751,000 decrease in accounts receivables. Long-term debt decreased by $502,000 and there were no additional borrowings during the year. In addition, the acquisition of certain assets by Galaxy Balloon, of AGA Balloon were paid for with $388,000 of cash on hand. At the end of the year cash on hand was $7,050,000 compared to $803,000 at the end of 2008.

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
     As of December 26, 2009, the Company’s accrual for customer advertising and promotional activities totaled $890,000. The Company has received no material allowances or credits from any vendors in connection with the purchase or promotion of such vendor’s products.

Accounts Receivable

     Management performs ongoing customer credit evaluations and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by review of available credit information. The Company’s estimate for its allowance for doubtful accounts related to trade receivables is based on two methods. The amounts calculated from each of these methods are evaluated to determine the total amount reserved. First, the Company evaluates specific accounts on which available information indicates that the customer may have an inability to meet its financial obligations. In these cases, based on the best available facts and circumstances, the Company records a specific reserve for that customer against amounts due to reduce the receivable to the amount that is expected to be collected. Second, a general reserve is established for all customers based on a range of percentages applied to aging categories. The Company has consistently applied these percentages for a number of years and management believes the results adequately provide for expected unrecoverable accounts. However, should circumstances change, for example an unexpected material adverse change in a major customer’s ability to meet its financial obligation to the Company, management’s estimate of the recoverability of amounts due the Company could be reduced by a material amount. As of December 26, 2009, the Company’s bad debt allowance totaled $280,000.

Inventories

     Inventories are stated at the lower of cost or market value. Cost is principally determined by the first-in, first-out method using a standard cost system. To facilitate up-to-date costing in the current rapidly changing environment, standards are updated upon receipt of goods when the cost of the goods received represents a material change from the current standard. Inventory gains and losses associated with these standard cost changes are amortized in an effort to match the impact of such gains and losses with the associated impact on margin recorded in the statement of income. Management periodically reviews inventory quantities on hand and records a provision for excess, slow-moving and obsolete inventory based primarily on forecasted product demand. As of December 26, 2009, the inventory valuation allowance totaled approximately $507,000. Should forecasted product demand prove inaccurate, the Company may be unable to realize the recorded value of certain products included in inventory.

Deferred Taxes

     The Company recognizes deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Because of substantial losses in prior years, primarily during 1996 and 1997, the Company has available U.S. Federal NOL carryforwards of $22,483,000 and Canadian NOL carryforwards of $639,000 as of December 26, 2009.

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

     Because of losses in prior years, the Company has available, for U.S. income tax purposes, NOL carryforwards of approximately $22,483,000. During the fourth quarter of 2009, the Company reevaluated its estimates and, based upon its current and projected profitability determined that it was more likely than not that it would be able to utilize an additional $2,206,000 of its remaining NOL carryforwards. Accordingly, at the end of 2009 the Company reduced its valuation allowance and recognized a $750,000 tax benefit. In all subsequent periods, for book purposes, the Company will record income tax expense on earnings at normal rates, approximately 39% currently, and reduce the related deferred tax asset. The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability.

     Subsequent revisions to the estimated net realizable value of the deferred tax asset could cause the provision for income taxes to vary significantly from period to period, although the Company’s cash tax payments would remain unaffected until complete utilization of the NOL benefit.

Goodwill

     In connection with its purchase of Galaxy during 2004, Head-Lite, LLC. during 2005 and Canadawide during 2007, the Company recorded goodwill of $3,666,000. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of the business acquired. The Company does not amortize the goodwill associated with these acquisitions since it has an indefinite life. Instead, management tests goodwill for impairment in the fourth quarter of each year, or if certain circumstances indicate the existence of a possible impairment. Management’s impairment test considers the carrying value of the reporting unit for each acquisition, including goodwill, in relation to its fair value based upon earnings generated. Expected earnings are calculated based on a discounted cash flow methodology. The determination of the reporting units is based on the Company’s organizational structure and the financial information that is provided to and reviewed by management. The affected reporting units are the Galaxy, BMC and Boss Canada divisions for the Galaxy, Head-Lite and Canadawide acquisitions, respectively.

     The Company’s goodwill impairment evaluation as of December 27, 2008 indicated that the goodwill for the Galaxy acquisition was not impaired, while the goodwill for Head-Lite LLC and Canadawide was found to be impaired. When the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed to determine the implied fair value of a reporting unit’s goodwill. This step requires valuation of a reporting unit’s tangible and intangible assets, and liabilities in a manner similar to the allocation of purchase price in a business combination. Based on that step, management concluded that, no fair value remains for the goodwill of the Head-Lite, LLC. and the Canadawide acquisitions. Therefore, goodwill impairment losses of $527,000 and $230,000 were recognized during 2008 in the Boss Manufacturing Company and the Boss Canada divisions, respectively. These expenses have been recorded in the asset impairment line on the consolidated statements of income, along with an impairment loss of $35,000 for the patent of Head-Lite LLC. After the impairment losses, $2,853,000 in goodwill remained at the end of 2008 related to the Galaxy acquisition.

     The Company’s goodwill impairment evaluation as of December 26, 2009 indicated that the goodwill for the Galaxy acquisition was not impaired. (See Note 9 of the Notes to the Consolidated Financial Statements).

Results of Operations

Net Sales

Sales by Segment $(000)	2009	2008	2007
Work Gloves & Protective Wear	$31,356	$38,283	$37,689
Pet Supplies	7,817	6,525	6,693
Promotional & Specialty Products	9,784	10,924	10,815
Total Sales	$48,957	$55,732	$55,197

2009 Compared to 2008

     Consolidated sales decreased 12.2% in 2009 compared to the prior year. The majority of this decrease was in the work gloves and protective wear segment, down 18.1% over the previous year. Promotional and specialty products decreased 10.4%, while sales of pet products were up 19.8%.

     Sales in the work gloves and protective wear segment decreased $6,927,000 with reductions in all product lines as a result of the slowdown in the economy.

     Consumer sales were down 8.1% compared to 2008. Decreased consumer spending as a result of the recession caused a $1,270,000 reduction in sales compared to 2008. Sales were down to all major accounts and more than offset the sales increases from new customers and promotional programs.

     Industrial sales of the work gloves and protective wear segment have been hit the hardest by the recession. Caused by a decline in industrial activity in the United States, industrial sales decreased $4,294,000 in 2009 or 25.4% compared to 2008. Management anticipates that a portion of the Company’s industrial sales base is not likely to regenerate even if the economy rebounds.

     Reduced industrial activity in Canada, mainly from the auto and steel industries, have caused a decline in sales at Boss Canada. Sales in Canada for 2009 were down $520,000 compared to 2008. An influx of low margin competitors in the Canadian market also has driven margins down.

     Sales of CAT® branded products declined $843,000 in 2009, a decrease over the previous year of 28.7%. The weak economy has definitely affected the sales of these premium-priced products. Sales of CAT® branded products into Europe, the Middle East and Australia continues, representing 14% of the total CAT® branded product sales during 2009.

     The pet supply segment grew substantially during 2009 as sales increased 19.8% or $1,292,000 over 2008. Even in a down economy the pet industry continues to grow. The addition of new accounts, combined with expanded sales to existing accounts and increased pet toy sales generated by the Company’s new proprietary line of plush toys, the “Fat Hedz”, allowed the pet supplies segment to surpass last year’s volume.

     Sales in the promotional and specialty products segment decreased $1,140,000, or 10.4%, compared to the prior year. Promotional items sold to schools and banks have declined with the economy along with real estate/construction and automotive promotions. Traditionally these have been significant end markets for the promotional and specialty products segment.

2008 Compared to 2007

     Consolidated sales increased 1.0% in 2008 compared to the prior year. The majority of this increase was in the work gloves and protective wear segment, up 1.6% over the previous year. Promotional and specialty products increased 1.0%, while 2008 sales of pet products were down 2.5%.

     Sales in the work gloves and protective wear segment during 2008 increased $594,000 with improvements over 2007 coming from industrial products, CAT® branded sales and Boss Canada, which benefited from the addition of Canadawide Safety during the second quarter of 2007.

     Consumer sales of work gloves and protective wear in 2008 were down 1.6% compared to 2007. Additional discounts and advertising allowances were granted to remain competitive and consumer sales were also affected by management’s termination of certain accounts which did not meet minimum profitability criteria. These items more than offset the sales increases from new customers and increased retail business.

     Industrial sales of work gloves and protective wear increased 2.9% during 2008. The Company grew this portion of the work gloves and protective wear segment by broadening its industrial distributor customer base, offering more specialized products and expanding into newer markets such as mining and ethanol production. During 2008, industrial sales increased $481,000.

     Sales of CAT® branded products totaled $2,940,000 in 2008, an increase over the previous year of 6.8%. Expansion of the CAT® branded products into Europe, the Middle East and Australia continued and represented 13% of the total CAT® branded product sales in 2008.

     Pet supply segment sales decreased 2.5% in 2008 or $168,000 compared to 2007. This loss in sales primarily was attributable to one major customer that started its own direct import program at the end of 2007. During the second half of 2008, most of the sales loss associated with this customer was offset by sales to new customers and increased sales to existing customers.

     2008 sales in the promotional and specialty products segment increased 1.0% or $109,000 over 2007. New products in Galaxy’s line of sport balls and sport related items accounted for most of this increase.

Gross Margin

Gross Margin by Segment $(000)	2009		2008		2007
	$	%	$	%	$	%
Work Gloves & Protective Wear	7,652	24.4%	9,021	23.6%	9,338	24.8%
Pet Supplies	2,094	26.8%	1,332	20.4%	1,617	24.2%
Promotional & Specialty Products	3,120	31.9%	3,418	31.3%	3,425	31.7%
Total Gross Margin	12,866	26.3%	13,771	24.7%	14,380	26.1%

2009 Compared to 2008

     Overall gross margin dollars fell during 2009 as a result of the significant sales volume loss compared to 2008. Cost reductions and cost savings programs were initiated early in 2009 and along with better pricing from suppliers allowed the Company to increase its gross margin percentage to 26.3% from 24.7% in 2008.

     Gross margin dollars in the work gloves and protective wear segment declined $1,369,000 as a result of the sales volume decline. This gross margin loss was favorably impacted by better pricing from suppliers and cost reduction plans put in place during the 1st quarter of 2009. As a result of the worldwide recession, pricing from suppliers with excess manufacturing capacity improved. Better freight rates were negotiated with shipping companies and warehousing labor and supply costs were reduced.

     Gross margins at the pet supplies segment improved 6.4 percentage points (20.4% in 2008 to 26.8% in 2009) as a result of increased sales volume and better pricing from suppliers. This was especially applicable for Boss Pet’s primary line of pet cables and tie outs where the old supplier was replaced with a more cost effective one. Boss Pet’s additional volume also provided better utilization of fixed costs.

     Gross margin for the promotional and specialty products segment declined $298,000 for 2009 compared to 2008. Cost savings at the factory/warehouse offset a portion of the margin loss created by the 10.4% reduction in the sales volume during 2009.

2008 Compared to 2007

     In total, margins decreased as a percentage of sales during 2008 compared to 2007. Margins decreased at all three segments as all were affected by cost increases from suppliers and the inability to pass these increases along to customers quickly enough.

     Gross margin in the work gloves and protective wear segment declined 1.2 percentage points (24.8% in 2007 to 23.6% in 2008) during 2008. Costs in the work gloves and protective wear segment remained volatile throughout 2008 with the Company experiencing significant cost increases on all products because of the weakness of the U.S. dollar relative to the Chinese RMB, along with increases in labor and material costs. In addition, increased discounts and advertising allowances also contributed to the decreased margins. Management attempted to pass cost increases on to customers to maintain margins, but competitive pressures made this difficult.

     Margins at the pet supplies segment during 2008 decreased 3.8 percentage points (24.2% in 2007 to 20.4% in 2008) as a result of price increases from suppliers, especially in pet cable and tie outs. Reduction in freight and warehouse expenses offset a portion of these increases.

     The promotional and specialty products gross margin declined 0.4 percentage points (31.7% in 2007 to 31.3% in 2008) as savings received from alternative suppliers helped offset the increases in freight and labor costs.

Operating Expenses

Operating Expense by Segment $(000)	2009		2008		2007
	$	%	$	%	$	%
Work Gloves & Protective Wear	6,345	20.2%	8,514	22.2%	7,836	20.8%
Pet Supplies	1,276	16.3%	872	13.4%	982	14.7%
Promotional & Specialty Products	2,117	21.6%	2,271	20.8%	2,197	20.3%
Corporate & Other	1,207	----	897	----	1,005	----
Total Operating Expense	10,945	22.4%	12,554	22.5%	12,020	21.8%

2009 Compared to 2008

     On a consolidated basis, operating expenses decreased $1,609,000 in 2009 compared to the prior year. Cost saving programs put in place during the first quarter of 2009 to bring spending in line with sales activity at the work gloves and protective wear and promotional and specialty products segments generated savings in wages, benefits, shows, travel and supply costs. Pet supplies operating expenses have increased as a result of having a full administrative staff and costs related to its increased sales volume. Corporate expenses have increased in legal and consulting costs associated with the Company’s “going dark” process.

     In 2008 operating expenses were affected unfavorably by two non-cash adjustments at the work gloves and protective wear segment. During the third quarter of 2008 the Company moved out of its nearly century - old corporate office building in downtown Kewanee, Illinois and into renovated office space in one of the Company’s newer warehouses on the outskirts of Kewanee. The former corporate headquarters building was donated to a local charitable organization resulting in a non-cash expense of $173,000. In addition the Company recorded a $757,000 non-cash goodwill impairment loss associated with the Head-Lite product line which was acquired in 2005 and with the Canadawide product line which was acquired in 2007. The Company also experienced a $35,000 patent impairment loss associated with Head-Lite.

2008 Compared to 2007

     Operating expenses for 2008 less the non-cash adjustments mentioned in the preceding paragraph were $11,589,000 or $431,000 below 2007. Of this decline in spending, $294,000 came from the work gloves and protective wear segment, with savings in advertising, shows, travel and bonuses.

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

Operating Income

Operating Income (Loss) by Segment $(000)	2009		2008		2007
	$	%	$	%	$	%
Work Gloves & Protective Wear	1,307	4.2%	507	1.3%	1,502	4.0%
Pet Supplies	818	10.5%	460	7.0%	635	9.5%
Promotional & Specialty Products	1,003	10.3%	1,147	10.5%	1,228	11.4%
Corporate & Other	(1,207)	----	(897)	----	(1,005)	----
Total Operating Income	1,921	3.9%	1,217	2.2%	2,360	4.3%

2009 Compared to 2008

     The Company generated operating income of $1,921,000, which is an improvement over last year’s earnings by $704,000. In 2008 this number was unfavorably affected by the non-cash adjustments in the work gloves and protective wear segment discussed previously. Without those non-cash adjustments in 2008 operating income would have been $2,182,000.

     The 2009 earnings at the work gloves and protective wear segment and the promotional and specialty products were directly affected by the worldwide recession causing sales declines of 18.1% and 10.4% respectively. Cost reductions and savings initiatives put in place during the first quarter of 2009 at both the U.S. and Canadian locations partially offset the volume loses.

     Earnings increased during 2009 at the pet supplies segment from the increase in sales volume and the better pricing received from suppliers.

2008 Compared to 2007

     The Company generated 2008 operating income of $1,217,000, which was a decline of $1,143,000 from 2007 earnings. 2008 operating results were unfavorably affected by non-cash adjustments in the work gloves and protective wear segment discussed previously. Without those non-cash adjustments 2008 operating income would have been $2,182,000 or $178,000 below 2007. Without non-cash adjustments, the work gloves and protective wear segment generated 2008 operating income of $1,472,000, $30,000 below 2007. 2008 earnings decreased $175,000 in the pet supply segment due to supplier cost increases. Promotional and specialty product’s earnings declined $81,000 from 2007, as a result of increased freight and labor costs.

Other Income (Expense)

2009 Compared to 2008

     As a result of decreased bank borrowings in 2009, interest expense decreased $89,000 compared to 2008. The Company’s primary line of credit was not used at all during 2009 and excess cash generated $18,000 of interest income.

2008 Compared to 2007

     2008 interest expense had decreased from $213,000 to $210,000 compared to 2007. Interest earned on excess cash during 2008 was $40,000.

Income Tax Expense

     Because of losses in prior years, the Company has available, for U.S. income tax purposes, NOL carryforwards of approximately $22,483,000. During the fourth quarter of 2009, the Company reevaluated its estimates and, based upon its current and projected profitability, determined that it was more likely than not that it would be able to utilize an additional $2,206,000 of its remaining NOL carryforwards. Accordingly, at the end of 2009 the Company reduced its valuation allowance and recognized a $750,000 tax benefit. In all subsequent periods, for book purposes, the Company will record income tax expense on earnings at normal rates, approximately 39% currently, and reduce the related deferred tax asset. The tax benefit and tax expenses recorded for book purposes have no effect on the Company’s actual tax liability.

     Shareholders and other users of the Company’s financial statements should carefully consider the effect of non-cash tax entries (such as the tax benefits recognized in 2004, 2006 and 2009) when comparing current results with past or future financial statements of the Company.

Liquidity and Capital Resources

Cash Flow - 2009 Compared to 2008

     Operating activities generated cash of $7,081,000 during 2009 compared with $680,000 of cash utilized by operating activities in 2008. This favorable cash performance in 2009 was attributable primarily to reduced inventory in the work gloves, boots and rainwear segment and accounts receivable. Inventory levels were reduced to remain in line with sales demand. The Company’s 2009 reduction in accounts receivable is a result of the 12.2% decline in sales during 2009.

     Investing activities used $614,000 in 2009 consisting of $226,000 for purchases of property and equipment and $388,000 for certain assets of AGA Balloon by Galaxy. Purchases of property and equipment for the year included $163,000 spent on a new shipping software system at the work gloves and protective wear segment, material handling and testing equipment at the pet supplies segment and technology enhancements at the promotional and specialty products segment.

     Financing activities utilized $397,000 of cash in 2009. Pay down of long-term debt used $502,000 and Boss Canada used $35,000 for repayment on its revolving line of credit. These amounts were partially offset by proceeds from exercised stock options of $140,000. As of December 31, 2009 there were outstanding options for 221,000 shares of the Company’s common stock. There are currently no borrowings against the Company’s primary line of credit.

     At December 26, 2009 the Company had $7,050,000 in cash with zero borrowings against its $7,000,000 revolving line of credit. The Company was in full compliance with its credit facility loan covenants as of December 26, 2009. Management believes the Company’s cash on hand and availability under the credit facility should provide ample liquidity for the Company’s expected working capital and operating needs.

     As set forth in detail in the Company’s proxy statement dated March 5, 2010 (the “Proxy Statement”), relating to its proposed corporate transaction to terminate the Company’s registration with the SEC, the Company anticipates total costs of approximately $640,000 to complete the transaction. Prior to December 26, 2009, the Company had incurred approximately $166,000 of the transaction costs, with the remainder to be paid from the Company’s existing cash balance during 2010. Shareholders and other users of the Company’s financial statements should carefully review the Proxy Statement and all of its annexes in their entirety for a full description of the transaction and its potential effects on the Company and its shareholders.

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

Item 8. Financial Statements and Supplementary Data

     The following consolidated financial statements and schedules of the Company and its Accountants’ Opinion are set forth in Part IV, Item 15, of this Report:

(i)	Report of Independent Registered Public Accounting Firm.

(ii)	Consolidated Balance Sheets – as of December 26, 2009 and December 27, 2008.

(iii)	Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.

(iv)	Notes to the Consolidated Financial Statements.

(v)	Schedule II – Valuation and Qualifying Accounts.

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

     Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 26, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies. Based on our assessment, the Company’s management concluded that, as of December 26, 2009, our internal control over financial reporting was effective. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report. Accordingly, the Company’s management assessment of the effectiveness of our internal control over financial reporting as of December 26, 2009 has not been audited by our auditors, McGladrey & Pullen, LLP or any other independent registered public accounting firm.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

     The information appearing in the Company’s Definitive Proxy Statement prepared in connection with its 2010 Annual Meeting of Stockholders (the “2010 Proxy”) under the captions “Election of Directors”, “Executive Officers”, “Compliance with Section 16(a) of the Exchange Act”, “Code of Ethics” and “Corporate Governance” is incorporated herein by reference. The 2010 Proxy is to be filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

     The information appearing in the 2010 Proxy under the caption “Executive Compensation” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The information appearing in the 2010 Proxy under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

     The information appearing in the 2010 Proxy under the captions “Certain Relationships and Related Transactions” and “Director Independence” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information appearing in the 2010 Proxy under the caption “Principal Accountant Fees and Services” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List the following documents filed as a part of the report:

(1) All financial statements, as follows:

Report of Independent Registered Public Accounting Firm attached as page F-1 to this report.

Financial Statements attached as pages F-2 through F-27 to this report:

Consolidated Balance Sheets – as of December 26, 2009 and December 27, 2008;

Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the years ended December 26, 2009, December 27, 2008 and December 29, 2007; and

Notes to the Consolidated Financial Statements.

(2) Schedule II – Valuation and Qualifying Accounts attached as page F-27 to this report.

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
Date: March 26, 2010

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By (Signature and Title)	/s/ G. Louis Graziadio III
G. Louis Graziadio III
Chairman of the Board and President,
Principal Executive Officer
Date: March 26, 2010

By (Signature and Title)	/s/ Perry A. Lerner
Perry A. Lerner, Director
Date: March 26, 2010

By (Signature and Title)	/s/ Lee E. Mikles
Lee E. Mikles, Director
Date: March 26, 2010

By (Signature and Title)	/s/ Paul A. Novelly
Paul A. Novelly, Director
Date: March 26, 2010

By (Signature and Title)	/s/ William R. Lang
William R. Lang, Director
Date: March 26, 2010

INDEX TO EXHIBITS

(3)(i)	Articles of Incorporation

3.1	Certificate of Incorporation (incorporated by reference from the Company’s Registration Statement on Form SB-2 - Registration No. 33-73118-A)

3.1.1	Amendment to Certificate of Incorporation, dated December 7, 1998 (incorporated by reference from the Company’s Form 10-K for the year ended December 26, 1998)

3.1.2	Amendment to Certificate of Incorporation, dated June 30, 2000 (incorporated by reference from the Company’s Form 10-Q for the quarter ended July 1, 2000)

(3)(ii)	By-Laws

3.2	By-Laws (incorporated by reference from the Company’s Registration Statement on Form SB-2 - Registration No. 33-73118-A)

(10)	Material Contracts

10.1	1998 Incentive Stock Option Plan, as amended (incorporated by reference from the Company’s Registration Statement on Form S-8 dated February 1, 2001)

10.2	1998 Non-Employee Director Stock Option Plan, as amended (incorporated by reference from the Company’s Registration Statement on Form S-8 dated February 1, 2001)

10.3	Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated June 16, 2000 (incorporated by reference from the Company’s Form 10-Q for the quarter ended July 1, 2000)

10.3.1	First Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and American National Bank and Trust Company of Chicago, dated May 28, 2002 (incorporated by reference from the Company’s Form 10-Q for the quarter ended June 29, 2002)

10.3.2	Second Amendment to Loan and Security Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated April 15, 2003 (incorporated by reference from the Company’s Form 10-Q for the quarter ended June 28, 2003)

10.3.3	Third Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated October 13, 2003 (incorporated by reference from the Company’s Form 10-K for the year ended December 27, 2003)

10.3.4	Fourth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated March 17, 2004 (incorporated by reference from the Company’s Form 10-Q for the quarter ended March 27, 2004)

10.3.5	Fifth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and Bank One, N.A., dated July 30, 2004 (incorporated by reference from the Company’s Form 10-K for the year ended December 25, 2004)

10.3.6	Sixth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and JP Morgan Chase Bank, N.A., dated January 30, 2006 (incorporated by reference from the Company’s Form 10-Q for the quarter ended April 1, 2006)

10.3.7	Seventh Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and JP Morgan Chase Bank, N.A., dated June 1, 2008 (incorporated by reference from the Company’s Form 10-K for the year ended December 27, 2008)

10.3.8	Eighth Amendment to Loan Agreement among Boss Holdings, Inc., Boss Manufacturing Company and JP Morgan Chase Bank, N.A., dated January 4, 2010

10.4	Boss Holdings, Inc. 2004 Stock Incentive Plan (incorporated by reference from the Company’s definitive Proxy Statement filed April 30, 2004)

10.5	Stock Purchase Agreement dated July 30, 2004 between Boss Holdings, Inc. and Terrence J. Brizz regarding Galaxy Balloons, Incorporated (incorporated by reference from the Company’s Form 8-K dated July 30, 2004)

14.1	Code of Ethics for Senior Executive and Financial Officers (incorporated by reference from the Company’s Form 10-K for the year ended December 25, 2004)

21.1	Subsidiaries of the Registrant

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.